Form 10-Q
period 2016-01-31
INVESTORS REAL ESTATE TRUST
filed 2016-03-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016
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

The number of common shares of beneficial interest outstanding as of March 3, 2016, was 121,054,247.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2016
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	January 31, 2016	April 30, 2015
ASSETS
Real estate investments
Property owned	$1,801,019	$1,546,367
Less accumulated depreciation	(346,895)	(313,308)
	1,454,124	1,233,059
Development in progress	78,341	153,994
Unimproved land	22,304	25,827
Total real estate investments	1,554,769	1,412,880
Assets held for sale	22,064	463,103
Cash and cash equivalents	47,117	48,970
Other investments	50	329
Receivable arising from straight-lining of rents, net of allowance of $766 and $718, respectively	16,778	15,617
Accounts receivable, net of allowance of $163 and $438, respectively	5,118	2,865
Real estate deposits	1,250	2,489
Prepaid and other assets	3,943	3,174
Intangible assets, net of accumulated amortization of $21,214 and $19,610, respectively	23,913	26,213
Tax, insurance, and other escrow	7,834	10,073
Property and equipment, net of accumulated depreciation of $1,116 and $1,464, respectively	1,442	1,542
Goodwill	1,715	1,718
Deferred charges and leasing costs, net of accumulated amortization of $9,078 and $8,077, respectively	9,816	8,864
TOTAL ASSETS	$1,695,809	$1,997,837
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale	$11,449	$321,393
Accounts payable and accrued expenses	48,778	56,399
Revolving line of credit	17,500	60,500
Mortgages payable	761,645	668,112
Construction debt and other	140,264	144,111
TOTAL LIABILITIES	979,636	1,250,515
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,244	6,368
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at January 31, 2016 and April 30, 2015, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at January 31, 2016 and April 30, 2015, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 121,033,647 shares issued and outstanding at January 31, 2016, and 124,455,624 shares issued and outstanding at April 30, 2015)	924,658	951,868
Accumulated distributions in excess of net income	(434,388)	(438,432)
Total Investors Real Estate Trust shareholders’ equity	628,944	652,110
Noncontrolling interests – Operating Partnership (13,863,575 units at January 31, 2016 and 13,999,725 units at April 30, 2015)	58,254	58,325
Noncontrolling interests – consolidated real estate entities	21,731	30,519
Total equity	708,929	740,954
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,695,809	$1,997,837

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2016 and 2015

	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2016	2015	2016	2015
REVENUE
Real estate rentals	$50,277	$46,753	$142,526	$135,621
Tenant reimbursement	4,492	5,223	13,466	15,122
TRS senior housing revenue	1,003	963	3,006	2,599
TOTAL REVENUE	55,772	52,939	158,998	153,342
EXPENSES
Depreciation/amortization related to real estate investments	14,789	12,627	42,522	37,700
Utilities	3,427	3,564	9,757	9,533
Maintenance	5,821	5,033	16,979	15,081
Real estate taxes	5,029	5,284	14,948	15,052
Insurance	1,214	1,215	3,558	3,745
Property management expenses	4,676	3,825	13,182	10,970
Other property expenses	169	197	344	753
TRS senior housing expenses	912	825	2,493	2,243
Administrative expenses	2,929	2,754	8,316	9,308
Other expenses	86	488	1,714	1,678
Amortization related to non-real estate investments	130	210	470	647
Impairment of real estate investments	162	540	3,320	4,663
TOTAL EXPENSES	39,344	36,562	117,603	111,373
Operating income	16,428	16,377	41,395	41,969
Interest expense	(10,540)	(10,009)	(29,867)	(29,710)
Loss on extinguishment of debt	0	0	(106)	0
Interest income	566	561	1,687	1,681
Other income	135	109	286	371
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	6,589	7,038	13,395	14,311
Gain (loss) on sale of real estate and other investments	1,446	951	1,271	(811)
Income from continuing operations	8,035	7,989	14,666	13,500
Income from discontinued operations	35,408	1,162	50,181	1,322
NET INCOME	43,443	9,151	64,847	14,822
Net income attributable to noncontrolling interests – Operating Partnership	(4,227)	(657)	(5,940)	(618)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	581	(123)	2,096	(870)
Net income attributable to Investors Real Estate Trust	39,797	8,371	61,003	13,334
Dividends to preferred shareholders	(2,879)	(2,879)	(8,636)	(8,636)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,918	$5,492	$52,367	$4,698
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.04	$.04	$.06	$.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.26	.01	.36	.01
NET INCOME PER COMMON SHARE – BASIC AND DILUTED	$.30	$.05	$.42	$.04
DIVIDENDS PER COMMON SHARE	$.13	$.13	$.39	$.39

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2016 and 2015

	(in thousands)
	NUMBER OF PREFERRED SHARES	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					13,334	1,351	14,685
Distributions – common shares and units					(45,222)	(6,753)	(51,975)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			6,205	50,875			50,875
Share-based compensation			204	2,632			2,632
Partnership units issued						100	100
Redemption of units for common shares			6,706	38,512		(38,512)	0
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						8,540	8,540
Distributions paid to non-controlling interests						(555)	(555)
Balance January 31, 2015	5,750	$138,674	122,134	$935,287	$(430,282)	$92,533	$736,212

Balance April 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					61,003	4,087	65,090
Distributions – common shares and units					(48,323)	(5,431)	(53,754)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			821	5,619			5,619
Share-based compensation			220	1,191			1,191
Partnership units issued						400	400
Redemption of units for common shares			181	980		(980)	0
Shares repurchased			(4,643)	(35,000)			(35,000)
Distributions paid to non-controlling interests						(6,935)	(6,935)
Balance January 31, 2016	5,750	$138,674	121,034	$924,658	$(434,388)	$79,985	$708,929

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2016 and 2015

	(in thousands)
	Nine Months Ended January 31
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,847	$14,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,811	39,198
Depreciation and amortization from discontinued operations	5,425	14,385
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(25,512)	811
Gain on extinguishment of debt	(35,552)	0
Share-based compensation expense	1,391	1,935
Impairment of real estate investments	3,760	6,105
Bad debt expense	392	840
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(104)	(244)
Accounts receivable	301	2,217
Prepaid and other assets	(265)	(1,140)
Tax, insurance and other escrow	(193)	(548)
Deferred charges and leasing costs	(999)	(2,716)
Accounts payable, accrued expenses, and other liabilities	(10,363)	5,109
Net cash provided by operating activities	46,939	80,774
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	3,725	575
Payments for real estate deposits	(2,486)	(7,924)
Decrease in other investments	279	0
Decrease in lender holdbacks for improvements	3,906	11,063
Increase in lender holdbacks for improvements	(862)	(913)
Proceeds from sale of discontinued operations	366,125	0
Proceeds from sale of real estate and other investments	8,580	26,758
Insurance proceeds received	1,035	2,537
Payments for acquisitions of real estate assets	(71,381)	(24,404)
Payments for development and re-development of real estate assets	(106,306)	(143,256)
Payments for improvements of real estate assets	(20,692)	(18,203)
Payments for improvements of real estate assets from discontinued operations	(5,182)	(6,478)
Net cash provided (used) by investing activities	176,741	(160,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	95,602	78,875
Principal payments on mortgages payable	(218,264)	(83,198)
Proceeds from revolving line of credit	43,000	45,000
Principal payments on revolving line of credit and other debt	(110,554)	(17,000)
Proceeds from construction debt	62,268	69,051
Proceeds from sale of common shares under distribution reinvestment and share purchase program	1,493	38,819
Proceeds from noncontrolling partner – consolidated real estate entities	1,120	1,916
Repurchase of common shares	(35,000)	0
Distributions paid to common shareholders	(44,326)	(33,672)
Distributions paid to preferred shareholders	(8,636)	(8,636)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(5,301)	(6,247)
Distributions paid to noncontrolling interests – consolidated real estate entities	(6,935)	(556)
Net cash (used) provided by financing activities	(225,533)	84,352
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,853)	4,881
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,970	47,267
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,117	$52,148

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2016 and 2015

	(in thousands)
	Nine Months Ended January 31
	2016	2015
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES FOR THE PERIOD
Distribution reinvestment plan – shares issued	$3,997	$11,550
Operating partnership distribution reinvestment plan – shares issued	130	506
Operating partnership units converted to shares	980	38,512
Real estate assets acquired through the issuance of operating partnership units	400	100
Real estate assets acquired through assumption of indebtedness and accrued costs	0	12,169
(Decrease) increase to accounts payable included within real estate investments	(4,991)	6,384
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	0	6,624
Construction debt reclassified to mortgages payable	41,649	0
Decrease in real estate assets in connection with transfer of real estate assets in settlement of debt	87,213	0
Decrease in debt in connection with transfer of real estate assets in settlement of debt	122,610	0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $4,396 and $3,628, respectively	$28,990	$39,073

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2016 and 2015

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”, “we” or “us”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing multifamily residential and commercial real estate. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the nine months ended January 31, 2016 and 2015. Our multifamily properties and commercial properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of January 31, 2016, we held for investment 94 multifamily properties with 12,401 apartment units and 83 commercial properties, consisting of healthcare, industrial and other, totaling 4.5 million net rentable square feet. We held for sale 8 multifamily properties, 1 commercial property and 1 parcel of land as of January 31, 2016. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

Our interest in the Operating Partnership was 89.7% of the limited partnership units of the Operating Partnership (“Units”) as of January 31, 2016 and 89.9% as of April 30, 2015. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their Units for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares of beneficial interest (“Common Shares”), on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for less than all of the Units held by such limited partner. The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. The ASU is effective for fiscal years beginning after December 15, 2017. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with variable interest entities, and (iv) provide a scope exception for certain entities.  The ASU is effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. The ASU is effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for fiscal years beginning after December 15, 2015. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We do not expect adoption of this update to have a material impact on our operating results or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact the new standard may have on our consolidated financial statements.

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

During the nine months ended January 31, 2016, we incurred a loss of approximately $3.8 million due to impairment of one office property, two parcels of land and eight multifamily properties. We recognized impairments of approximately $440,000 on an office property in Eden Prairie, Minnesota; $1.3 million on a parcel of land in Grand Chute, Wisconsin; $1.9 million on eight multifamily properties in St. Cloud, Minnesota; and $162,000 on a parcel of land in River Falls, Wisconsin. These properties were written-down to estimated fair value during the first, second and third quarters of fiscal year 2016 based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Grand Chute, Wisconsin, the sale listing price and our intent to dispose of the property. The impairment loss of the Eden Prairie, Minnesota property for the first quarter of fiscal year 2016 is reported in discontinued operations. See Note 7 for additional information.

During the nine months ended January 31, 2015, we incurred a loss of $6.1 million due to impairment of four commercial properties and two parcels of unimproved land. We recognized impairments of approximately $2.1 million on a retail property in Kalispell, Montana; $183,000 on an office property in Golden Valley, Minnesota; $1.8 million on an office property in Minneapolis, Minnesota; $1.4 million on an office property in Boise, Idaho; $98,000 on unimproved land in Eagan, Minnesota; and $442,000 on unimproved land in Weston, Wisconsin. These properties were written-down to estimated fair value during the first, second and third quarters of fiscal year 2015 based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Boise, Idaho and Weston, Wisconsin properties, an independent appraisal. The Kalispell and Golden Valley properties were sold in the second quarter of fiscal year 2015, the Weston property was sold in the fourth quarter of fiscal year 2015, the Minneapolis property was sold in the first quarter of fiscal year 2016, and the Boise property was sold in the second quarter of fiscal year 2016.

HELD FOR SALE

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. At January 31, 2016, we had 8 multifamily properties, one healthcare property and one parcel of land classified as held for sale with assets of $22.1 million and liabilities of $11.4 million. At April 30, 2015, we had 49 office properties, 17 retail properties and two healthcare properties classified as held for sale with assets of $463.1 million and liabilities of $321.4 million.

COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2016, our compensating balances totaled $13.2 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The PrivateBank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	350,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,160,000

A portion of the deposit at Dacotah Bank is held as a certificate of deposit and comprises the approximately $50,000 in other investments on the Condensed Consolidated Balance Sheets. The certificate of deposit has a remaining term of less than six months and we intend to hold it to maturity.

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $3.9 million in holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2016 is due primarily to the release of loan proceeds to us upon completion of construction and tenant improvement projects, while the increase of approximately $862,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the nine months ended January 31, 2016 and 2015, respectively, we added approximately $1.3 million and $365,000 of new intangible assets and approximately $101,000 and $0 of new intangible liabilities. The weighted average lives of the intangible assets acquired in the nine months ended January 31, 2016 and 2015 are 0.8 years and 0.5 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

Our identified intangible assets and intangible liabilities at January 31, 2016 and April 30, 2015 were as follows:

	(in thousands)
	January 31, 2016	April 30, 2015
Identified intangible assets (included in intangible assets):
Gross carrying amount	$45,127	$45,823
Accumulated amortization	(21,214)	(19,610)
Net carrying amount	$23,913	$26,213

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$159	$82
Accumulated amortization	(49)	(61)
Net carrying amount	$110	$21

The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $3,000 and $7,000 for the three months ended January 31, 2016 and 2015, respectively, and approximately $14,000 and $18,000 for the nine months ended January 31, 2016 and 2015, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$3
2018	(11)
2019	(20)
2020	(16)
2021	(13)

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.4 million and $1.1 million for the three months ended January 31, 2016 and 2015, respectively, and $3.6 million and $4.0 million for the nine months ended January 31, 2016 and 2015, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$3,835
2018	3,605
2019	3,507
2020	3,440
2021	3,312

The excess of the cost of an acquired property over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of January 31, 2016 and April 30, 2015 was $1.7 million. The annual review at April 30, 2015 indicated no impairment to goodwill and there was no indication of impairment at January 31, 2016.  During the nine months ended January 31, 2016, we disposed of eight commercial properties to which goodwill had been assigned, and as a result, approximately $196,000 of goodwill was derecognized. During the nine months ended January 31, 2015, we recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden multifamily property and disposed of one multifamily property to which goodwill had been assigned, and as a result, approximately $11,000 of goodwill was derecognized.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we reclassified certain expenses from general and administrative expenses to administrative expenses and other expenses. On the Condensed Consolidated Balance Sheets, we reclassified assets and liabilities related to properties classified as held for sale.

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

PROCEEDS FROM FINANCING LIABILITY

During the first quarter of fiscal year 2014, we sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing liability due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of January 31, 2016 was $7.9 million.

VARIABLE INTEREST ENTITY

On November 27, 2012, we entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from us to the joint venture entity. The two-phase project was substantially completed in the third quarter of fiscal year 2015. As of January 31, 2016, we are the approximately 51.0% owner of the joint venture and have management and leasing responsibilities and the real estate development company owns approximately 49.0% of the joint venture and was responsible for the development and construction of the property. We have determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We have also determined that we are the primary beneficiary of the VIE due to the fact that we are providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and have the power to direct the most significant activities that impact the entity’s economic performance.

On June 12, 2014 we entered into a joint venture operating agreement with a real estate development company and two other partners to construct a three-phase apartment project in Edina, Minnesota as IRET – 71 France, LLC. We estimate total costs for the project at $73.3 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from us to the joint venture entity. The first phase of the project was substantially completed in the second quarter of fiscal year 2016, the second phase of the project was substantially completed in the third quarter of fiscal year 2016 and construction of the third phase is expected to be completed in the first quarter of fiscal year 2017. See Development, Expansion and Renovation Projects in Note 6 for additional information. As of January 31, 2016, we are the approximately 52.6% owner of the joint venture and will have management and leasing responsibilities after the project has been in service for 24 months and the real estate development company and the other two partners own approximately 47.4% of the joint venture and are responsible for the development, construction and initial leasing of the property. We have determined that the joint venture is a VIE, primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We have also determined that we are the primary beneficiary of the VIE due to the fact that we are providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and have the power to direct the most significant activities that impact the entity’s economic performance.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Units can be exchanged for shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2016 and 2015:

	(in thousands, except per share data)
	Three Months Ended January 31		Nine Months Ended January 31
	2016	2015	2016	2015
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$8,028	$7,334	$15,938	$12,195
Income from discontinued operations – Investors Real Estate Trust	31,769	1,037	45,065	1,139
Net income attributable to Investors Real Estate Trust	39,797	8,371	61,003	13,334
Dividends to preferred shareholders	(2,879)	(2,879)	(8,636)	(8,636)
Numerator for basic earnings per share – net income available to common shareholders	36,918	5,492	52,367	4,698
Noncontrolling interests – Operating Partnership	4,227	657	5,940	618
Numerator for diluted earnings per share	$41,145	$6,149	$58,307	$5,316
DENOMINATOR
Denominator for basic earnings per share weighted average shares	121,864	120,855	123,793	116,303
Effect of convertible operating partnership units	13,877	14,461	13,913	17,334
Denominator for diluted earnings per share	135,741	135,316	137,706	133,637
Earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$.04	$.04	$.06	$.03
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.26	.01	.36	.01
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$.30	$.05	$.42	$.04

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

Share Repurchase Program. In August 2015, we publicly announced the share repurchase program authorized by our Board of Trustees to repurchase up to $50 million of our Common Shares over a one year period.  During the third quarter of fiscal year 2016, we repurchased and retired approximately 1.8 million Common Shares for an aggregate cost of approximately $13.1 million, including commissions, at an average price per share of $7.30. During the nine months ended January 31, 2016, we repurchased and retired approximately 4.6 million Common Shares for an aggregate cost of approximately $35.0 million, including commissions, at an average price per share of $7.54.

DRIP. We have implemented a Distribution Reinvestment and Share Purchase Plan (“DRIP”), which provides our common shareholders and the unitholders of the Operating Partnership an opportunity to invest their cash distributions in Common Shares and to purchase additional Common Shares through voluntary cash contributions. A DRIP participant cannot purchase additional Common Shares in excess of $10,000 per month, unless waived by us. We did not issue any waivers during the three months ended January 31, 2016 and 2015. We did not issue any waivers during the nine months ended January 31, 2016. During the nine months ended January 31, 2015, DRIP participants purchased approximately 926,000 additional Common Shares at an average price of $8.64 per share pursuant to waivers granted by us, for total net proceeds of $8.0 million.

As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the three months ended January 31, 2016, no shares were issued under the DRIP. During the three months ended January 31, 2015, 2.0 million Common Shares with a total value included in equity of $16.1 million, and an average price per share after applicable discounts of $8.06, were issued under the DRIP. During the nine months ended January 31, 2016 and 2015, approximately 821,000 and 6.2 million Common Shares with a total value included in equity of $5.6 million and $50.9 million, and an average price per share after applicable discounts of $6.85 and $8.20, respectively, were issued under the DRIP.

Exchange Rights. Pursuant to Exchange Rights, during the three months ended January 31, 2016 and 2015, respectively, approximately 26,800 Units and 333,000 Units were exchanged for Common Shares, with a total value of approximately $125,000 and $811,000 included in equity. During the nine months ended January 31, 2016 and 2015, respectively, approximately 180,600 Units and 6.7 million Units were exchanged for Common Shares, with a total value of approximately $981,000 and $38.5 million included in equity.

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

The revenues and NOI for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2016 and 2015, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2016	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$33,296	$18,350	$1,650	$1,473	$54,769
Real estate expenses	15,460	4,208	453	215	20,336
Net operating income	$17,836	$14,142	$1,197	$1,258	34,433
TRS senior housing revenue, net of expenses					91
Depreciation/amortization					(14,919)
Administrative expenses					(2,929)
Other expenses					(86)
Impairment of real estate investments					(162)
Interest expense					(10,540)
Interest and other income					701
Income before gain on sale of real estate and other investments and income from discontinued operations					6,589
Gain on sale of real estate and other investments					1,446
Income from continuing operations					8,035
Income from discontinued operations					35,408
Net income					$43,443

	(in thousands)
Three Months Ended January 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$30,256	$17,491	$1,741	$2,488	$51,976
Real estate expenses	13,318	4,260	501	1,039	19,118
Net operating income	$16,938	$13,231	$1,240	$1,449	32,858
TRS senior housing revenue, net of expenses					138
Depreciation/amortization					(12,837)
Administrative expenses					(2,754)
Other expenses					(488)
Impairment of real estate investments					(540)
Interest expense					(10,009)
Interest and other income					670
Income before gain on sale of real estate and other investments and income from discontinued operations					7,038
Gain on sale of real estate and other investments					951
Income from continuing operations					7,989
Income from discontinued operations					1,162
Net income					$9,151

	(in thousands)
Nine Months Ended January 31, 2016	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$96,782	$50,435	$4,913	$3,862	$155,992
Real estate expenses	44,602	12,202	1,138	826	58,768
Net operating income	$52,180	$38,233	$3,775	$3,036	97,224
TRS senior housing revenue, net of expenses					513
Depreciation/amortization					(42,992)
Administrative expenses					(8,316)
Other expenses					(1,714)
Impairment of real estate investments					(3,320)
Interest expense					(29,867)
Loss on extinguishment of debt					(106)
Interest and other income					1,973
Income before gain on sale of real estate and other investments and income from discontinued operations					13,395
Gain on sale of real estate and other investments					1,271
Income from continuing operations					14,666
Income from discontinued operations					50,181
Net income					$64,847

	(in thousands)
Nine Months Ended January 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total
Real estate revenue	$87,576	$50,024	$4,904	$8,239	$150,743
Real estate expenses	37,700	12,726	1,223	3,485	55,134
Net operating income	$49,876	$37,298	$3,681	$4,754	95,609
TRS senior housing revenue, net of expenses					356
Depreciation/amortization					(38,347)
Administrative expenses					(9,308)
Other expenses					(1,678)
Impairment of real estate investments					(4,663)
Interest expense					(29,710)
Interest and other income					2,052
Income before loss on sale of real estate and other investments and income from discontinued operations					14,311
Loss on sale of real estate and other investments					(811)
Income from continuing operations					13,500
Income from discontinued operations					1,322
Net income					$14,822

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2016, and April 30, 2015, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2016	Multifamily	Healthcare	Industrial	All Other	Total

Segment Assets
Property owned	$1,133,560	$559,997	$61,238	$46,224	$1,801,019
Less accumulated depreciation	(200,363)	(123,992)	(12,494)	(10,046)	(346,895)
Net property owned	$933,197	$436,005	$48,744	$36,178	1,454,124
Assets held for sale					22,064
Cash and cash equivalents					47,117
Other investments					50
Receivables and other assets					71,809
Development in progress					78,341
Unimproved land					22,304
Total assets					$1,695,809

	(in thousands)
As of April 31, 2015	Multifamily	Healthcare	Industrial	All Other	Total

Segment Assets
Property owned	$946,520	$495,021	$60,611	$44,215	$1,546,367
Less accumulated depreciation	(180,414)	(112,515)	(11,256)	(9,123)	(313,308)
Net property owned	$766,106	$382,506	$49,355	$35,092	1,233,059
Assets held for sale					463,103
Cash and cash equivalents					48,970
Other investments					329
Receivables and other assets					72,555
Development in progress					153,994
Unimproved land					25,827
Total assets					$1,997,837

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

Purchase Options.  We have granted options to purchase certain of our properties to tenants under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of our initial cost for the property. As of January 31, 2016, our total property cost for the 15 properties subject to purchase options was $117.6 million, and the total gross rental revenue from these properties was $6.8 million for the nine months ended January 31, 2016.  The tenant in the Nebraska Orthopaedic Hospital property has exercised its option to purchase the property, which accounts for $16.0 million of the total property cost and $1.3 million of the total gross rental revenue subject to purchase options. However, we can give no assurance if or when such sale of the property will be completed.

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

Restrictions on Taxable Dispositions.  Approximately 78 of our properties, consisting of 2.7 million square feet of our combined commercial properties and 5,372 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $670.6 million at January 31, 2016. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods because we generally hold properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in the shareholders’ best interests to dispose of restricted properties, we have done so through tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Exchange Value of Units.  Whenever limited partners of the Operating Partnership exercise their Exchange Rights, we have the right, but not the obligation, to acquire such Units in exchange for either cash or our Common Shares on a one-for-one basis. If Units are exchanged for cash, the amount of cash per Unit is equal to the average of the daily market price of a Common Share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of January 31, 2016 and 2015, the aggregate exchange value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $89.4 million and $122.0 million, respectively. All Units receive the same cash distributions as those paid on our Common Shares.

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

Tenant Improvements. In entering into leases with tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2016, we are committed to fund $4.5 million in tenant improvements within approximately the next 12 months.

Development, Expansion and Renovation Projects.  As of January 31, 2016, we had several development, expansion and renovation projects underway or placed in service during the quarter, the costs for which have been capitalized, as follows:

			(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Anticipated Total Cost(1)	Costs as of January 31, 2016(1)	Anticipated Construction Completion
Deer Ridge - Jamestown, ND	Multifamily	163 units	24,874	24,874	4Q 2016
Cardinal Point - Grand Forks, ND(2)	Multifamily	251 units	48,242	48,242	4Q 2016
71 France - Edina, MN(3)	Multifamily	241 units	73,290	69,105	1Q 2017
Monticello Crossings - Monticello, MN	Multifamily	202 units	31,784	11,210	2Q 2017
Other	n/a	n/a	n/a	3,524	n/a
			$178,190	$156,955

(1)	Includes costs related to development projects that are placed in service in phases (Deer Ridge - $14.3 million, 71 France - $41.3 million, Cardinal Point - $23.0 million).
(2)	Anticipated total cost as of January 31, 2016 includes incremental cost increase due to the replacement of the project’s original general contractor. There may be additional costs for this project as it nears completion in the fourth quarter of fiscal year 2016.
(3)	The project is being constructed in three phases by a joint venture entity in which we currently have an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.

Construction interest capitalized for the three month periods ended January 31, 2016 and 2015, respectively, was $1.0 million and $1.4 million for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2016 and 2015, respectively, was $4.4 million and $3.6 million for development projects completed and in progress.

Pending Acquisitions. We currently have signed purchase agreements for the acquisition of the following properties. These pending acquisitions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

●	four multifamily properties with 393 units in Rochester, Minnesota, for a purchase price of $72.5 million, of which approximately $47.5 million is to be paid in cash with the remainder in Units of the Operating Partnership valued at approximately $25.0 million.

Pending Dispositions. We currently have signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

●	a healthcare property in Omaha, Nebraska for a sales price of $24.4 million, pursuant to the tenant exercising its purchase option;

●	eight multifamily properties in St. Cloud, Minnesota for a sales price of $5.6 million; and

●	a parcel of unimproved land in River Falls, Wisconsin for a sales price of $20,000.

NOTE 7 • DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations and any gain or loss on sale of a property or group of properties that has either been disposed of or is classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. During the first quarter of fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as held for sale and discontinued operations at July 31, 2015.  We sold these properties during the second and third quarters of fiscal year 2016.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and nine months ended January 31, 2016 and 2015:

	(in thousands)
	Three Months Ended January 31		Nine Months Ended January 31
	2016	2015	2016	2015
REVENUE
Real estate rentals	$3,576	$13,687	$21,966	$40,780
Tenant reimbursement	718	6,290	8,268	18,309
TOTAL REVENUE	4,294	19,977	30,234	59,089
EXPENSES
Depreciation/amortization related to real estate investments	0	4,207	4,239	12,146
Utilities	416	1,803	3,016	5,608
Maintenance	588	2,766	4,784	8,310
Real estate taxes	756	3,532	5,341	10,531
Insurance	58	264	462	815
Property management expenses	468	921	1,941	2,761
Other property expenses	0	30	0	30
Amortization related to non-real estate investments	105	706	1,002	1,981
Impairment of real estate investments	0	0	440	1,442
TOTAL EXPENSES	2,391	14,229	21,225	43,624
Operating income	1,903	5,748	9,009	15,465
Interest expense(1)	(3,436)	(4,586)	(12,832)	(14,148)
Gain on extinguishment of debt(1)	36,456	0	29,336	0
Other income	154	0	427	5
Income from discontinued operations before gain on sale	35,077	1,162	25,940	1,322
Gain on sale of discontinued operations	331	0	24,241	0
INCOME FROM DISCONTINUED OPERATIONS(2)	$35,408	$1,162	$50,181	$1,322

(1)	Interest expense includes $1.6 million and $4.7 million for the three and nine months ended January 31, 2016, respectively, of default interest related to a $122.6 million non-recourse loan by one of our subsidiaries. Gain on extinguishment of debt in the three and nine months ended January 31, 2016, respectively, includes $36.5 million of gain on extinguishment of debt recognized in connection with our transfer of ownership to the mortgage lender of the nine properties serving as collateral for the $122.6 million non-recourse loan and the removal of the debt obligation and accrued interest from our balance sheet.
(2)	Discontinued operations for the nine months ended January 31, 2016 and 2015 includes a noncontrolling interest for our Mendota joint venture entity. Income from discontinued operations attributable to us was $51.4 million and $1.7 million for the nine months ended January 31, 2016 and 2015, respectively.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	January 31, 2016	April 30, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$0	$417,045
Receivable arising from straight-lining of rents	0	10,078
Accounts receivable	0	566
Prepaid and other assets	0	699
Tax, insurance and other escrow	0	1,176
Goodwill	0	193
Deferred charges and leasing costs	0	9,606
Total major classes of assets of the discontinued operations	0	439,363
Other assets included in the disposal group classified as held for sale	22,064	23,740
Total assets of the disposal group classified as held for sale on the balance sheet	$22,064	$463,103

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$0	$13,952
Mortgages payable	0	295,677
Other	0	4
Total major classes of liabilities of the discontinued operations	0	309,633
Other liabilities included in the disposal group classified as held for sale	11,449	11,760
Total liabilities of the disposal group classified as held for sale on the balance sheet	$11,449	$321,393

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added $71.8 million of new real estate properties to our portfolio through property acquisitions during the nine months ended January 31, 2016, compared to $41.3 million in the nine months ended January 31, 2015. We expensed approximately $162,000 and $104,000 of transaction costs related to the acquisitions in the nine months ended January 31, 2016 and 2015, respectively. Our acquisitions during the nine months ended January 31, 2016 and 2015 are detailed below.

Nine Months Ended January 31, 2016

		(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Land	Building	Intangible Assets

Multifamily
74 unit - Gardens - Grand Forks, ND	2015-09-10	$9,250	$8,850	$400	$518	$8,672	$60
276 unit - GrandeVille at Cascade Lake - Rochester, MN	2015-10-29	56,000	56,000	0	5,003	50,363	634
		65,250	64,850	400	5,521	59,035	694

Healthcare
27,819 sq ft Lakeside Medical Plaza - Omaha, NE	2015-08-20	6,500	6,500	0	903	5,109	488

Total Property Acquisitions		$71,750	$71,350	$400	$6,424	$64,144	$1,182

(1)	Value of Units of the Operating Partnership at the acquisition date.

Nine Months Ended January 31, 2015

		(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions	Date Acquired		Cash	Units(1)	Other(2)	Land	Building	Intangible Assets

Multi-Family
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$0	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	0	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	0	884	7,516	100
		26,780	14,511	100	12,169	1,754	24,661	365

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	0	0	4,269	0	0
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	0	0	2,616	0	0
71 France Phase I - Edina, MN(4)	2014-06-12	1,413	0	0	1,413	1,413	0	0
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	0	0	1,660	0	0
71 France Phase II & III - Edina, MN(4)	2014-11-04	3,309	0	0	3,309	3,309	0	0
Minot 1525 24th Ave SW - Minot, ND	2014-12-23	1,250	1,250	0	0	1,250	0	0
		14,517	9,795	0	4,722	14,517	0	0

Total Property Acquisitions		$41,297	$24,306	$100	$16,891	$16,271	$24,661	$365

(1)	Value of Units of the Operating Partnership at the acquisition date.
(2)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $4.7 million).
(3)	At acquisition, we adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	Land was contributed to a joint venture in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

Acquisitions in the nine months ended January 31, 2016 and 2015 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the nine months ended January 31, 2016 and 2015, respectively, are detailed below.

	(in thousands)
Nine Months Ended January 31,	2016	2015
Total revenue	$1,969	$1,756
Net income (loss)	$(62)	$(27)

DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $136.8 million and $113.6 million of development projects in service during the nine months ended January 31, 2016 and 2015, respectively, as detailed below.

Nine Months Ended January 31, 2016

		(in thousands)
Development Projects Placed in Service (1)	Date Placed in Service	Land	Building	Development Cost

Multifamily
72 unit – Chateau II - Minot, ND(2)	2015-06-01	$240	$14,401	$14,641
288 unit – Renaissance Heights - Williston, ND(3)	2015-07-27	3,080	59,371	62,451
		3,320	73,772	77,092

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(4)	2015-06-01	0	32,725	32,725
70,756 sq ft PrairieCare Medical – Brooklyn Park, MN(5)	2015-09-08	2,610	21,748	24,358
		2,610	54,473	57,083

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(6)	2015-10-01	889	1,734	2,623

Total Development Projects Placed in Service		$6,819	$129,979	$136,798

(1)	Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Deer Ridge, 71 France, and Cardinal Point projects, which were partially placed in service during the nine months ended January 31, 2016.
(2)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs incurred in fiscal year 2016 totaled $2.3 million, for a total project cost at January 31, 2016 of $14.6 million.
(3)	Costs paid in prior fiscal years totaled $57.7 million. Additional costs incurred in fiscal year 2016 totaled $4.8 million, for a total project cost at January 31, 2016 of $62.5 million. The project is owned by a joint venture entity in which we currently have an approximately 70.0% interest. The joint venture is consolidated in our financial statements.
(4)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs incurred in fiscal year 2016 totaled $11.9 million, for a total project cost at January 31, 2016 of $32.7 million.
(5)	Costs paid in prior fiscal years totaled $17.3 million. Additional costs incurred in fiscal year 2016 totaled $7.1 million, for a total project cost at January 31, 2016 of $24.4 million.
(6)	Costs paid in prior fiscal years totaled $2.1 million. Additional costs incurred in fiscal year 2016 totaled approximately $500,000, for a total project cost at January 31, 2016 of $2.6 million.

Nine Months Ended January 31, 2015

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost

Multifamily
44 unit - Dakota Commons - Williston, ND(1)	2014-07-15	$823	$9,596	$10,419
130 unit - Red 20 - Minneapolis, MN(2)	2014-11-21	1,900	26,430	28,330
233 unit - Commons at Southgate - Minot, ND(3)	2014-12-09	3,691	30,921	34,612
64 unit - Cypress Court II - St. Cloud, MN(4)	2015-01-01	447	6,191	6,638
165 unit - Arcata - Golden Valley, MN(5)	2015-01-01	2,088	28,296	30,384
		8,949	101,434	110,383

Other
4,998 sq ft Minot Wells Fargo Bank - Minot, ND(6)	2014-11-10	992	2,193	3,185

Total Development Projects Placed in Service		$9,941	$103,627	$113,568

(1)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.3 million, for a total project cost at January 31, 2015 of $10.4 million.
(2)	Costs paid in prior fiscal years totaled $12.2 million. Additional costs paid in fiscal year 2015 totaled $16.1 million, for a total project cost at January 31, 2015 of $28.3 million. The project is owned by a joint venture entity in which we currently have an approximately 58.6% interest. The joint venture is consolidated in our financial statements.
(3)	Costs paid in prior fiscal years totaled $26.5 million. Additional costs paid in fiscal year 2015 totaled $8.1 million, for a total project cost at January 31, 2015 of $34.6 million. The project is owned by a joint venture entity in which we have an approximately 52.9% interest. The joint venture is consolidated in our financial statements.
(4)	Costs paid in prior fiscal years totaled $1.2 million. Additional costs paid in fiscal year 2015 totaled $5.5 million, for a total project cost at January 31, 2015 of $6.6 million. The project is owned by a joint venture entity in which we currently have an approximately 86.1% interest. The joint venture is consolidated in our financial statements.
(5)	Costs paid in prior fiscal years totaled $11.3 million. Additional costs paid in fiscal year 2015 totaled $19.1 million, for a total project cost at January 31, 2015 of $30.4 million.
(6)	Costs paid in prior fiscal years totaled $1.0 million. Additional costs paid in fiscal year 2015 totaled $2.2 million, for a total project cost at January 31, 2015 of $3.2 million.

PROPERTY DISPOSITIONS

During the third quarter of fiscal year 2016, we sold 3 retail properties for a total sales price of $3.5 million and transferred ownership of nine office properties pursuant to a deed in lieu transaction. During the third quarter of fiscal year 2015, we sold one office property and one retail property for a total sales price of $10.0 million. The following table details our dispositions during the nine months ended January 31, 2016 and 2015:

Nine Months Ended January 31, 2016

		(in thousands)
Dispositions	Date Disposed	Sales Price		Book Value and Sales Cost		Gain/(Loss)

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	$7,000		$7,175		$(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000		231,537		18,463
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000		41,574		(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960		71,913		7,047
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900		2,928		(28)
8,526 sq ft Burnsville I Strip Center – Burnsville, MN	2015-12-23	1,300		913		387
4,800 sq ft Pine City C-Store – Pine City, MN	2016-01-08	300		355		(55)
11,003 sq ft Minot Plaza – Minot, ND	2016-01-19	1,854		393		1,461
937,518 sq ft 9-Building Office Portfolio(4)(5)	2016-01-29	122,600	(5)	86,144	(5)	36,456 (5)

Total Property Dispositions		$504,914		$442,932		$61,982

(1)	The properties included in this portfolio disposition are: 610 Business Center, 7800 West Brown Deer Road, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Crosstown Centre, Golden Hills Office Center, Granite Corporate Center, Great Plains, Highlands Ranch I, Highlands Ranch II, Interlachen Corporate Center, Intertech Building, Minnesota National Bank, Northpark Corporate Center, Omaha 10802 Farnam Dr, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Spring Valley IV, Spring Valley V, Spring Valley X, Spring Valley XI, Superior Office Building, TCA Building, Three Paramount Plaza, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park and Westgate.
(2)	The properties included in this portfolio disposition are: Mendota Office Center I, Mendota Office Center II, Mendota Office Center III, Mendota Office Center IV and American Corporate Center.
(3)	The properties included in this portfolio disposition are: Champlin South Pond, Chan West Village, Duluth 4615 Grand, Duluth Denfeld Retail, Forest Lake Auto, Forest Lake Westlake Center, Grand Forks Medpark Mall, Jamestown Buffalo Mall, Jamestown Business Center, Lakeville Strip Center, Monticello C Store & vacant land, Omaha Barnes & Noble, Pine City Evergreen Square, Rochester Maplewood Square and St. Cloud Westgate.
(4)	The properties included in this portfolio disposition are: Corporate Center West, Farnam Executive Center, Flagship Corporate Center, Gateway Corporate Center, Miracle Hills One, Pacific Hills, Riverport, Timberlands, and Woodlands Plaza IV.
(5)	On January 29, 2016, we transferred ownership of nine properties to the mortgage lender on a $122.6 million non-recourse loan and removed the debt obligation and accrued interest from our balance sheet. The properties had an estimated fair value of $89.3 million on the transfer date. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $36.5 million, representing the difference between the loan and accrued interest payable extinguished over the carrying value of the properties, cash, accounts payable and accounts receivable transferred as of the transfer date and related closing costs.

Nine Months Ended January 31, 2015

		(in thousands)
Dispositions	Date Disposed	Sales Price		Book Value and Sales Cost	Gain/(Loss)

Multi-Family
83 unit - Lancaster - St. Cloud, MN	2014-09-22	$4,451		$3,033	$1,418

Industrial
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600		5,393	(1,793)

Other
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100		3,124	(24)
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/	a	1,176	(1,176)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525		4,695	(170)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230		1,229	1
34,226 sq ft Fargo Express Center & SC Pad - Fargo, ND	2014-11-18	2,843		2,211	632
79,297 sq ft Northgate I – Maple Grove, MN	2014-12-01	7,200		6,881	319
		18,898		19,316	(418)

Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670		670	0

Total Property Dispositions		$27,619		$28,412	$(793)

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.73% to 7.94%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of January 31, 2016, our management believes there are no defaults or material compliance issues in regard to any mortgages payable.

Of the mortgages payable, the balances of fixed rate mortgages totalled $671.6 million at January 31, 2016 and $629.8 million at April 30, 2015. The balances of variable rate mortgages totalled $90.0 million and $38.3 million as of January 31, 2016 and April 30, 2015, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2016, the weighted average rate of interest on our mortgage debt, excluding mortgages on properties held for sale, was 4.80%, compared to 4.95% on April 30, 2015. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2016, excluding $10.7 million in outstanding mortgage indebtedness related to assets held for sale, is as follows:

Fiscal year ended April 30,	(in thousands)
2016 (remainder)	$46,710
2017	43,543
2018	41,229
2019	116,598
2020	111,490
Thereafter	402,075
Total payments	$761,645

In addition to the individual first mortgage loans comprising our $761.6 million of mortgage indebtedness, we also have a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of January 31, 2016, lending commitments of $100.0 million. This line of credit is not included in our mortgage indebtedness total. As of January 31, 2016, the line of credit was secured by mortgages on 17 properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of January 31, 2016 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota, First Western Bank and Trust, Dacotah Bank, Highland Bank, American State Bank & Trust Company, Town & Country Credit Union, WoodTrust Bank, and United Community Bank. As of January 31, 2016, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million. As of January 31, 2016 and April 30, 2015, we had borrowed $17.5 million and $60.5 million, respectively. The line of credit includes covenants and restrictions requiring us to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool. We are also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of January 31, 2016, we believe we were in compliance with the line of credit’s covenants.

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

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at January 31, 2016 and April 30, 2015.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 31, 2016 consisted of real estate held for sale that was written-down to estimated fair value during the nine months ended January 31, 2016. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2015 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2015. See Note 2 for additional information on impairment losses recognized during fiscal years 2016 and 2015. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
January 31, 2016
Real estate held for sale	$20	$0	$0	$20

April 30, 2015
Real estate held for sale	7,100	0	0	7,100

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

The estimated fair values of our financial instruments as of January 31, 2016 and April 30, 2015, are as follows:

	(in thousands)
	January 31, 2016		April 30, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$47,117	$47,117	$48,970	$48,970
Other investments	50	50	329	329
FINANCIAL LIABILITIES
Other debt	140,155	139,658	144,090	143,749
Line of credit	17,500	17,500	60,500	60,500
Mortgages payable	761,645	803,479	668,112	749,604
Mortgages payable related to assets held for sale	10,661	12,757	306,716	374,818

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

As of January 31, 2016, the estimated redemption value of the redeemable noncontrolling interests was $7.2 million. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2015	$6,368
Contributions	1,120
Net loss	(244)
Balance at January 31, 2016	$7,244

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 4,250,000 shares, over the ten year period in which the plan will be in effect. Through January 31, 2016, awards under the 2015 Incentive Plan consisted of restricted and unrestricted Common Shares.

Prior to the approval of our 2015 Incentive Plan, share based awards were provided to officers, non-officer employees and trustees under the our 2008 Incentive Award Plan, which was approved by shareholders on September 16, 2008, which allowed for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 2,000,000 shares, over the period in which the plan will be in effect. Through January 31, 2016, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted Common Shares.

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

The calculated grant date fair value as a percentage of the officers’ base salary for the 2016 LTIP Awards with a three-year performance period beginning on May 1, 2015 ranged from approximately 42% to 85% for the portion of the awards based on relative TSR and from 5% to 10% for the portion of the awards based on absolute TSR. For the transition 2016 LTIP Awards with a one-year performance period beginning on May 1, 2015, the calculated grant date fair value as a percentage of the officers’ base salary ranged from approximately 46% to 96% for the portion of the awards based on relative TSR and from 5% to 10% for the portion of the awards based on absolute TSR. For the transition 2016 LTIP Awards with a two-year performance period beginning on May 1, 2015, the calculated grant date fair value as a percentage of the officers’ base salary ranged from approximately 43% to 86% for the portion of the awards based on relative TSR and from 5% to 10% for the portion of the awards based on absolute TSR.

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $787,000 and $260,000 for the three months ended January 31, 2016 and 2015, respectively, and $1.4 million and $1.9 million for the nine months ended January 31, 2016 and 2015, respectively.

Restricted Share Awards

No share awards vested during the nine months ended January 31, 2016 and 2015.  The total unvested restricted share awards at January 31, 2016 was 107,536 shares, which had a weighted average grant date fair value of $7.17 per share.

As of January 31, 2016, the total compensation cost related to non-vested share awards not yet recognized was approximately $96,000, which we expect to recognize during the remainder of fiscal year 2016.

NOTE 13 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On March 8, 2016, our Board of Trustees declared the following distributions:

Class of shares/units	Quarterly Amount per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	March 21, 2016	April 1, 2016
Preferred shares:
Series A	$0.5156	March 21, 2016	March 31, 2016
Series B	$0.4968	March 21, 2016	March 31, 2016

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

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multifamily residential properties and commercial properties located primarily in the upper Midwest states of Minnesota and North Dakota.  As of January 31, 2016, we held for investment 94 multifamily properties containing 12,401 apartment units and having a total real estate investment amount net of accumulated depreciation of $933.2 million, and 83 commercial properties containing approximately 4.5 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $520.9 million. We held for sale 8 multifamily properties, 1 commercial property and 1 parcel of land as of January 31, 2016.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2015, filed with the SEC on June 29, 2015, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three months ended January 31, 2016.

Third Quarter Activities

Summarized below are transactions that occurred during the third quarter of our fiscal year 2016:

•	As part of our strategic plan to sell our commercial office and retail portfolios, we disposed of three retail properties for sales prices totaling $3.5 million.

•	We disposed of nine office properties that secured a $122.6 million non-recourse mortgage loan. Ownership in these properties was transferred to the mortgage lender, and we removed the debt obligation and accrued interest from our balance sheet.

•	We repurchased 1.8 million Common Shares, at an average price of $7.30 per share, under our share repurchase program.

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong.  Investors have abundant equity and access to debt to facilitate acquisitions.  Prices and sales volumes are up over last year.  Fundamentals are also favorable with flat vacancies and rising rents in most of our markets.  The exception for us is in the Bakken Oil impacted markets of Williston and Minot, North Dakota where we are experiencing rising apartment vacancies and concessions to attract residents.

We experienced generally stable trends across most of our apartment investments during the first three quarters of fiscal year 2016. Same-store net operating income decreased approximately $2.4 million for the nine months ended January 31, 2016 compared to the same period of the prior fiscal year and occupancy increased slightly from 94.5 to 94.9% from one year ago on same-store properties.  According to AXIOMetrics Inc., the national apartment occupancy rate is just 2 basis points higher than one year ago, at 94.6%. Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We have continued to observe considerable multifamily development activity in our markets, and as this new construction is completed and leased, we will experience increased competition for residents. However, based on information available to us, apartment developers in our markets are currently seeing increases in construction costs for potential new apartment developments, which may slow new developments in our markets.  The U.S. economic outlook through 2017 is forecasted to be good according to U.S. Bureau of Labor Statistics and Moody’s Analytics.  Businesses are adding jobs and for the first time in this phase of the economic cycle we are seeing meaningful wage growth.  There is an attitudinal shift also occurring toward renting by professional millennials and to lesser, although growing degree, by baby boomers.  These trends are beneficial to apartment owners.

Our healthcare segment consists of medical office properties and senior housing facilities. The medical office component remains stable with high occupancy at 95.8% (same-store) and modest rent increases.

The industrial property market continues to improve as vacancies have come down across the country and in our principal market of Minneapolis.  Our industrial properties are located primarily in the Minneapolis market, and same-store occupancy remained at 100%. We have placed into service one newly redeveloped industrial property of 220,557 square feet, located in Roseville, Minnesota, which is 83.6% leased. The demand for bulk warehouse and manufacturing space in our markets is healthy, with rents generally rising. The Minneapolis metro vacancy rate was 8.1% as of the fourth quarter calendar year 2015, according to Colliers International.

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

For the comparison of the three and nine months ended January 31, 2016 and 2015, all or a portion of 52 properties were non-same-store, of which 16 were redevelopment or in-service development properties.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three and Nine Months Ended January 31, 2016 and 2015

The discussion that follows is based on our consolidated results of operations for the three and nine months ended January 31, 2016 and 2015.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2016 vs 2015		January 31		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Real estate rentals	$50,277	$46,753	$3,524	7.5%	$142,526	$135,621	$6,905	5.1%
Tenant reimbursement	4,492	5,223	(731)	(14.0)%	13,466	15,122	(1,656)	(11.0)%
TRS senior housing revenue	1,003	963	40	4.2%	3,006	2,599	407	15.7%
TOTAL REVENUE	55,772	52,939	2,833	5.4%	158,998	153,342	5,656	3.7%
Depreciation/amortization related to real estate investments	14,789	12,627	2,162	17.1%	42,522	37,700	4,822	12.8%
Utilities	3,427	3,564	(137)	(3.8)%	9,757	9,533	224	2.3%
Maintenance	5,821	5,033	788	15.7%	16,979	15,081	1,898	12.6%
Real estate taxes	5,029	5,284	(255)	(4.8)%	14,948	15,052	(104)	(0.7)%
Insurance	1,214	1,215	(1)	(0.1)%	3,558	3,745	(187)	(5.0)%
Property management expenses	4,676	3,825	851	22.2%	13,182	10,970	2,212	20.2%
Other property expenses	169	197	(28)	(14.2)%	344	753	(409)	(54.3)%
TRS senior housing expenses	912	825	87	10.5%	2,493	2,243	250	11.1%
Administrative expenses	2,929	2,754	175	6.4%	8,316	9,308	(992)	(10.7)%
Other expenses	86	488	(402)	(82.4)%	1,714	1,678	36	2.1%
Amortization related to non-real estate investments	130	210	(80)	(38.1)%	470	647	(177)	(27.4)%
Impairment of real estate investments	162	540	(378)	(70.0)%	3,320	4,663	(1,343)	(28.8)%
TOTAL EXPENSES	39,344	36,562	2,782	7.6%	117,603	111,373	6,230	5.6%
Operating income	16,428	16,377	51	0.3%	41,395	41,969	(574)	(1.4)%
Interest expense	(10,540)	(10,009)	(531)	5.3%	(29,867)	(29,710)	(157)	0.5%
Loss on extinguishment of debt	0	0	0	n/a	(106)	0	(106)	n/a
Interest income	566	561	5	0.9%	1,687	1,681	6	0.4%
Other income	135	109	26	23.9%	286	371	(85)	(22.9)%
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	6,589	7,038	(449)	(6.4)%	13,395	14,311	(916)	(6.4)%
Gain (loss) on sale of real estate and other investments	1,446	951	495	52.1%	1,271	(811)	2,082	(256.7)%
Income from continuing operations	8,035	7,989	46	0.6%	14,666	13,500	1,166	8.6%
Income from discontinued operations	35,408	1,162	34,246	2,947.2%	50,181	1,322	48,859	3,695.8%
NET INCOME	43,443	9,151	34,292	374.7%	64,847	14,822	50,025	337.5%
Net income attributable to noncontrolling interests – Operating Partnership	(4,227)	(657)	(3,570)	543.4%	(5,940)	(618)	(5,322)	861.2%
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	581	(123)	704	(572.4)%	2,096	(870)	2,966	(340.9)%
Net income attributable to Investors Real Estate Trust	39,797	8,371	31,426	375.4%	61,003	13,334	47,669	357.5%
Dividends to preferred shareholders	(2,879)	(2,879)	0	0.0%	(8,636)	(8,636)	0	0.0%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,918	$5,492	31,426	572.2%	$52,367	$4,698	47,669	1,014.7%

Revenues.  Revenues for the three months ended January 31, 2016 were $55.8 million compared to $52.9 million in the three months ended January 31, 2015, an increase of $2.8 million or 5.4%. The increase in revenue for the three months ended January 31, 2016 resulted primarily from properties acquired and development projects placed in service in fiscal years 2016 and 2015, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months ended January 31, 2016
Revenue primarily from properties acquired and development projects placed in service in Fiscal 2016	$3,496
Increase in revenue primarily from properties acquired and development projects placed in service in Fiscal 2015	1,227
Decrease in revenue on same-store properties, excluding straight line rent(1)	(188)
Net change in straight line rent on same-store properties(1)	(16)
Decrease in revenue from properties sold or classified as held for sale in Fiscal 2016 and 2015	(1,726)
Increase in TRS senior housing revenue(2)	40
Net increase in total revenue	$2,833

(1)	See analysis of NOI by segment below for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.

Revenues for the nine months ended January 31, 2016 were $159.0 million compared to $153.3 million in the nine months ended January 31, 2015, an increase of $5.7 million or 3.7%. The increase in revenue for the nine months ended January 31, 2016 resulted primarily from properties acquired and development projects placed in service in fiscal years 2016 and 2015, as shown in the table below.

(in thousands)
Increase in Total Revenue Nine Months ended January 31, 2016
Revenue primarily from properties acquired and development projects placed in service in Fiscal 2016	$4,575
Increase in revenue primarily from properties acquired and development projects placed in service in Fiscal 2015	7,196
Increase in revenue on same-store properties, excluding straight line rent(1)	87
Net change in straight line rent on same-store properties(1)	(553)
Decrease in revenue from properties sold or classified as held for sale in Fiscal 2016 and 2015	(6,056)
Increase in TRS senior housing revenue(2)	407
Net increase in total revenue	$5,656

(1)	See analysis of NOI by segment below for additional information.
(2)	See discussion in TRS Senior Housing Expenses paragraph below.

Depreciation/Amortization Related to Real Estate Investments. Depreciation/amortization related to real estate investments increased by 17.1% to $14.8 million in the third quarter of fiscal year 2016, compared to $12.6 million in the same period of the prior fiscal year.  This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Depreciation/amortization related to real estate investments increased by 12.8% to $42.5 million in the nine months ended January 31, 2016, compared to $37.7 million in the same period of the prior fiscal year. This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Utilities.  Utilities decreased by 3.8% to $3.4 million in the third quarter of fiscal year 2016, compared to $3.6 million in the same period of the prior fiscal year. Same-store properties realized a decrease of $276,000 due to decreased heating costs resulting from a milder winter.  This decrease was offset by an increase of $139,000 attributable to non-same-store properties.

Utilities increased by 2.3% to $9.8 million in the nine months ended January 31, 2016 compared to $9.5 million in the same period of the prior fiscal year. Same-store properties realized a decrease of $65,000 while an increase of $289,000 was attributable to non-same-store properties.

Maintenance.  Maintenance expenses increased by 15.7% to $5.8 million in the third quarter of fiscal year 2016, compared to $5.0 million in the same period of the prior fiscal year.  An increase of $323,000 was attributable to same-store properties primarily due to an increase in labor and benefit costs as a result of tight labor markets.  Non-same-store properties realized an increase of $465,000.

Maintenance expenses increased by 12.6% to $17.0 million in the nine months ended January 31, 2016 compared to $15.1 million in the same period of the prior fiscal year.  An increase of $1.1 million was attributable to same-store properties primarily due to an increase in labor and benefit costs as a result of tight labor markets.  Non-same-store properties realized an increase of $779,000.

Real Estate Taxes.  Real estate taxes decreased by 4.8% to $5.0 million in the third quarter of fiscal year 2016, compared to $5.3 million in the same period of the prior fiscal year. A decrease of $351,000 was attributable to same-store properties primarily due to decreased assessments in our North Dakota markets.  An increase of $96,000 was attributable to non-same-store properties

Real estate taxes decreased by 0.7% to $14.9 million in the nine months ended January 31, 2016 compared to $15.1 million in the same period of the prior fiscal year. A decrease of $116,000 was attributable to same-store properties primarily due to decreased assessments in our North Dakota markets. An increase of $12,000 was attributable to non-same-store properties.

Insurance. Insurance expense decreased by 5.0% to $3.6 million in the nine months ended January 31, 2016 compared to $3.7 million in the same period of the prior fiscal year. Deductibles paid on insurance claims at same-store properties decreased by $308,000 when compared to the prior year while insurance premiums at same-store properties decreased by $74,000.  These decreases were offset by an increase of $195,000 which was attributable to non-same-store properties. The change in insurance expense between the quarters ending January 31, 2016 and 2015 was immaterial.

Property Management Expenses.  Property management expenses increased by 22.2% to $4.7 million in the third quarter of fiscal year 2016, compared to $3.8 million in the same period of the prior fiscal year. An increase of $346,000 was attributable primarily to an increase in labor and benefit costs at same-store properties while an increase of $505,000 was realized at non-same-store properties.

Property management expenses increased by 20.2% to $13.2 million in the nine months ended January 31, 2016 compared to $11.0 million in the same period of the prior fiscal year. An increase of $851,000 was attributable primarily to increases in marketing costs, property management costs and labor and benefits costs at same-store properties while an increase of $1.4 million was realized at non-same-store properties.

Other Property Expenses.  Other property expense, consisting primarily of bad debt provision expense, decreased to approximately $344,000 in the nine months ended January 31, 2016, compared to approximately $753,000 in the same period of the prior fiscal year, primarily due to a decrease in the provision for bad debt. The change in other property expenses between the quarters ending January 31, 2016 and 2016 was immaterial.

TRS Senior Housing Expenses.  We have one TRS which is the tenant in the Legends at Heritage Place senior housing facility. Property management expenses for the Heritage Place property are paid by the TRS, as the tenant in the property, and revenue from the Heritage Place facility is shown as TRS senior housing revenue on the Condensed Consolidated Statements of Operations. TRS senior housing expense for the nine months ended January 31, 2016 increased $250,000 compared to the same period of the prior year. The change in TRS senior housing expenses between the quarters ending January 31, 2016 and 2016 was immaterial.

Administrative Expenses.  Administrative expenses decreased by 10.7% to $8.3 million in the nine months ended January 31, 2016, compared to $9.3 million in the same period of the prior fiscal year. This change was primarily due to decreases of approximately $864,000 in short term incentive plan expense and $617,000 in share-based compensation expense, offset by increases in salary and bonus expenses. The change in other administrative expenses between the quarters ending January 31, 2016 and 2016 was immaterial.

Other Expenses.  Other expenses decreased 82.4% to approximately $86,000 in the third quarter of fiscal year 2016 compared to the same period of the prior fiscal year. The decrease for the quarter was primarily due to a post-sale reduction in property expenses. The change in other expenses between the nine months ending January 31, 2016 and 2016 was immaterial.

Impairment of Real Estate Investments.  We recognized approximately $162,000 and $540,000 of impairment in continuing operations during the three months ended January 31, 2016 and 2015, respectively and $3.3 million and $4.7 million during the nine months ended January 31, 2016 and 2015, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Interest Expense.  Components of interest expense in the three and nine months ended January 31, 2016 and 2015 were as follows.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31		2016 vs 2015		January 31		2016 vs 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage debt	$9,407	$8,902	$505	5.7%	$26,950	$26,811	$139	0.5%
Line of credit	212	494	(282)	(57.1%)	1,367	1,363	4	0.3%
Other	921	613	308	50.2%	1,550	1,536	14	0.9%
Total interest expense	$10,540	$10,009	$531	5.3%	$29,867	$29,710	$157	0.5%

Mortgage interest increased by 5.7% to $9.4 million in the third quarter of fiscal year 2016, compared to $8.9 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $1.0 million  and $2.0 million to our mortgage interest expense in the three months and nine months ended January 31, 2016, respectively, while mortgage interest on same-store properties decreased approximately $301,000 and $913,000 compared to the three and nine months ended January 31, 2015, respectively, primarily due to loan payoffs and refinancings.

Interest expense on our line of credit decreased to approximately $212,000 in the three months ended January 31, 2016, compared to approximately $494,000 in the same period of the prior fiscal year, primarily due to a lower average outstanding balance during the third quarter of fiscal year 2016. The change in interest expense on our line of credit between the nine months ending January 31, 2016 and 2016 was immaterial.

Other interest consists of interest on construction loans, a financing liability, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased to approximately $921,000 in the third quarter of fiscal year 2016, compared to approximately $613,000 in the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest. The change in other interest between the nine months ending January 31, 2016 and 2016 was immaterial.

Gain (Loss) on Sale of Real Estate and Other Investments. We recorded in continuing operations a net gain of $1.4 million and approximately $951,000 in the three months ended January 31, 2016 and 2015, respectively. We recorded in continuing operations a net gain of $1.3 million in the nine months ended January 31, 2016, compared to a net loss of approximately $811,000 in the same period of the prior year. Properties sold in the nine months ended January 31, 2016 and 2015 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income from Discontinued Operations.  During the first quarter of fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as held for sale and discontinued operations at July 31, 2015.  We sold these properties during the second and third quarters of fiscal year 2016. We recorded income from discontinued operations of $35.4 million and $1.2 million in the three months ended January 31, 2016 and 2015, respectively. During the nine months ended January 31, 2016 and 2015, we recorded income from discontinued operations of $50.2 million and $1.3 million, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of January 31, 2016 compared to January 31, 2015 increased in our multifamily segment and remained stable in our healthcare and industrial segments on a same-store basis. In November 2015, a new 89-month lease was executed for 143,956 square feet at the Roseville 3075 Long Lake Road property, a newly redeveloped industrial property located in Roseville, Minnesota. The lease accounts for approximately 11.8% of the rentable square footage for our industrial segment and will commence upon completion of the leasehold improvements, currently estimated to be mid-April 2016. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of January 31,		As of January 31,
Segments	2016	2015	2016	2015
Multifamily	94.9%	94.5%	91.1%	91.3%
Healthcare	95.8%	95.8%	94.7%	95.9%
Industrial	100.0%	100.0%	85.3%	100.0%

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

The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for the three and nine months ended January 31, 2016 and 2015.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and nine months ended January 31, 2016 and 2015.

	(in thousands, except percentages)
	Three Months Ended January 31				Nine Months Ended January 31
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
All Segments

Real estate revenue
Same-store	$44,928	$45,132	$(204)	(0.5)%	$132,534	$133,000	$(466)	(0.4)%
Non-same-store(1)	9,841	6,844	2,997	43.8%	23,458	17,743	5,715	32.2%
Total	$54,769	$51,976	$2,793	5.4%	$155,992	$150,743	$5,249	3.5%

Real estate expenses
Same-store	$16,328	$16,447	$(119)	(0.7)%	$48,916	$48,109	$807	1.7%
Non-same-store(1)	4,008	2,671	1,337	50.1%	9,852	7,025	2,827	40.2%
Total	$20,336	$19,118	$1,218	6.4%	$58,768	$55,134	$3,634	6.6%

Net operating income
Same-store	$28,600	$28,685	$(85)	(0.3)%	$83,618	$84,891	$(1,273)	(1.5)%
Non-same-store(1)	5,833	4,173	1,660	39.8%	13,606	10,718	2,888	26.9%
Total	$34,433	$32,858	$1,575	4.8%	$97,224	$95,609	$1,615	1.7%
TRS senior housing revenue, net of expenses	91	138			513	356
Depreciation/amortization	(14,919)	(12,837)			(42,992)	(38,347)
Administrative expenses	(2,929)	(2,754)			(8,316)	(9,308)
Other expenses	(86)	(488)			(1,714)	(1,678)
Impairment of real estate investments	(162)	(540)			(3,320)	(4,663)
Interest expense	(10,540)	(10,009)			(29,867)	(29,710)
Loss on extinguishment of debt	0	0			(106)	0
Interest and other income	701	670			1,973	2,052
Income before gain (loss) on sale of real estate and other investments and income from discontinued operations	6,589	7,038			13,395	14,311
Gain (loss) on sale of real estate and other investments	1,446	951			1,271	(811)
Income from continuing operations	8,035	7,989			14,666	13,500
Income from discontinued operations(2)	35,408	1,162			50,181	1,322
Net income	$43,443	$9,151			$64,847	$14,822

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):

Held for Investment -	Multifamily -
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

Total NOI for held for sale properties for the three months ended January 31, 2016 and 2015, respectively, $630 and $594.
Total NOI for held for sale properties for the nine months ended January 31, 2016 and 2015, respectively, $1,735 and $1,642.

Sold -	Multifamily -	Lancaster, St. Cloud, MN.
	Healthcare -	Jamestown Medical Office Building, Jamestown, ND.
	Industrial -	Eagan 2785 & 2795 Hwy 55, Eagan, MN.
Other -
2030 Cliff Road, Eagan, MN; Burnsville Bluffs II, Burnsville, MN; Dewey Hill Business Center, Edina, MN; Fargo Express Community, Fargo, ND; Kalispell Retail Center, Kalispell, MT; Minot Plaza, Minot, ND; Northgate I, Maple Grove, MN; Northgate II, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Thresher Square, Minneapolis, MN; Weston Retail, Weston, WI; Whitewater Plaza, Minnetonka, MN and Wirth Corporate Center, Golden Valley, MN.

Total NOI for sold properties for the three months ended January 31, 2016 and 2015, respectively, $53 and $1,047.
Total NOI for sold properties for the nine months ended January 31, 2016 and 2015, respectively, $149 and $3,454.

(2)	Discontinued operations include gain on disposals and income from operations for:

2016 Dispositions – 610 Business Center, 7800 West Brown Deer Road, American Corporate Center, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Burnsville Strip Center, Champlin South Pond, Chan West Village, Corporate Center West, Crosstown Centre, Duluth 4615 Grand, Duluth Denfeld Retail, Eden Prairie 6101 Blue Circle Drive, Farnam Executive Center, Flagship Corporate Center, Forest Lake Auto, Forest Lake Westlake Center, Gateway Corporate Center, Golden Hills Office Center, Grand Forks Medpark Mall, Granite Corporate Center, Great Plains, Highlands Ranch I and II, Interlachen Corporate Center, Intertech Building, Jamestown Buffalo Mall, Jamestown Business Center, Lakeville Strip Center, Mendota Office Center I-IV, Minnesota National Bank, Miracle Hills One,  Monticello C-Store, Northpark Corporate Center, Omaha 10802 Farnam Dr, Omaha Barnes & Noble, Pacific Hills, Pine City C-Store, Pine City Evergreen Square, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Riverport, Rochester Maplewood Square, Spring Valley IV, V, X and XI, St. Cloud Westgate, Superior Office Building, TCA Building, Three Paramount Plaza, Timberlands, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park, Westgate and Woodlands Plaza IV.

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 1.3% or $336,000 in the three months ended January 31, 2016 compared to the same period in the prior fiscal year. A decrease in revenue of $364,000 was realized due to an increase in vacancy of $241,000 and an increase in tenant concessions of $123,000.  Other real estate revenue combined increased by $28,000. The overall decrease of 1.3% in total revenue was primarily due to the operating results in our Minot and Williston, North Dakota markets. The balance of our portfolio in our ten other markets realized an increase in revenue of $706,000 or 3.2%.

Real estate expenses at same-store properties increased by 3.4% or $389,000 in the three months ended January 31, 2016 compared to the same period in the prior fiscal year. The primary factors were increased property management expenses of $492,000 and increased maintenance expenses of $390,000.  The increase in property management expenses was primarily attributable to increases in property management and labor and benefits costs while the increase in maintenance costs was primarily attributable to increases in labor, benefits and snow removal costs.  These increases were offset by decreases in utilities of $287,000, real estate taxes of $172,000 and all other real estate expenses combined of $34,000.

Real estate revenue from same-store properties in our multifamily segment decreased by 0.3% or $258,000 in the nine months ended January 31, 2016 compared to the same period in the prior fiscal year. A decrease in revenue of $1.2 million was realized due to an increase in vacancy of $898,000 and an increase in tenant concessions of $321,000.  This decrease in revenue was offset by an increase in rental rates of $975,000 while all other real estate revenue combined decreased by $14,000. The overall decrease of 0.3% in total revenue was primarily due to the operating results in our Minot and Williston, North Dakota markets. The balance of our portfolio in our ten other markets realized an increase in revenue of $1.9 million or 2.8%.

Real estate expenses at same-store properties increased by 6.4% or $2.2 million in the nine months ended January 31, 2016 compared to the same period in the prior fiscal year. The primary factors were increased maintenance expenses of $1.1 million and increased property management expenses of $1.1 million. The increase in maintenance expenses was primarily attributable to increases in labor, benefits and snow removal costs. The increase in property management expenses was primarily due to increases in internal property management and marketing costs. All other real estate expenses combined decreased by $37,000.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$25,513	$25,849	$(336)	(1.3)%	$77,402	$77,660	$(258)	(0.3)%
Non-same-store	7,783	4,407	3,376	76.6%	19,380	9,916	9,464	95.4%
Total	$33,296	$30,256	$3,040	10.0%	$96,782	$87,576	$9,206	10.5%

Real estate expenses
Same-store	$11,910	$11,521	$389	3.4%	$35,708	$33,557	$2,151	6.4%
Non-same-store	3,550	1,797	1,753	97.6%	8,894	4,143	4,751	114.7%
Total	$15,460	$13,318	$2,142	16.1%	$44,602	$37,700	$6,902	18.3%

Net operating income
Same-store	$13,603	$14,328	$(725)	(5.1)%	$41,694	$44,103	$(2,409)	(5.5)%
Non-same-store	4,233	2,610	1,623	62.2%	10,486	5,773	4,713	81.6%
Total	$17,836	$16,938	$898	5.3%	$52,180	$49,876	$2,304	4.6%

Occupancy	2016	2015
Same-store	94.9%	94.5%
Non-same-store	78.1%	74.5%
Total	91.1%	91.3%

Number of Units	2016	2015
Same-store	9,877	9,878
Non-same-store	2,915	1,887
Total	12,792	11,765

Healthcare

Real estate revenue from same-store properties in our healthcare segment decreased by 0.6% or $103,000 in the three months ended January 31, 2016 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to a decrease in tenant reimbursements of $134,000 resulting from decreased recoverable operating expenses.  All other real estate revenues combined increased by $31,000.

Real estate expenses from same-store properties decreased by 4.7% or $192,000 in the three months ended January 31, 2016 compared to the same period in the prior fiscal year. The primary factor was decreased property management expenses due to a decrease in property management costs of $141,000.  All other real estate expenses combined decreased by $51,000.

Real estate revenue from same-store properties in our healthcare segment decreased by 1.2% or $553,000 in the nine months ended January 31, 2016 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to a decrease in the straight-line receivable of $698,000.  This decrease was offset by an increase in rental rates of $130,000 and all other real estate revenues combined of $15,000.

Real estate expenses from same-store properties decreased by 6.1% or $745,000 in the nine months ended January 31, 2016 compared to the same period in the prior fiscal year. The primary factors were decreases in real estate taxes of $372,000, other property expenses of $318,000 and property management expenses of $216,000. The decrease in other property expenses, consisting of bad debt provision expenses, was due to a decrease in the estimated uncollectible accounts receivable while the decrease in property management expenses was due to a decrease in property management costs. All other real estate expenses combined increased by $161,000.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$16,490	$16,593	$(103)	(0.6)%	$46,920	$47,473	$(553)	(1.2)%
Non-same-store	1,860	898	962	107.1%	3,515	2,551	964	37.8%
Total	$18,350	$17,491	$859	4.9%	$50,435	$50,024	$411	0.8%

Real estate expenses
Same-store	$3,908	$4,100	$(192)	(4.7)%	$11,537	$12,282	$(745)	(6.1)%
Non-same-store	300	160	140	87.5%	665	444	221	49.8%
Total	$4,208	$4,260	$(52)	(1.2)%	$12,202	$12,726	$(524)	(4.1)%

Net operating income
Same-store	$12,582	$12,493	$89	0.7%	$35,383	$35,191	$192	0.5%
Non-same-store	1,560	738	822	111.4%	2,850	2,107	743	35.3%
Total	$14,142	$13,231	$911	6.9%	$38,233	$37,298	$935	2.5%

Occupancy	2016	2015
Same-store	95.8%	95.8%
Non-same-store	80.0%	96.5%
Total	94.7%	95.9%

Rentable Square Footage	2016	2015
Same-store	2,870,087	2,870,116
Non-same-store	217,957	106,980
Total	3,088,044	2,977,096

Industrial

Real estate revenue from same-store properties in our industrial segment decreased by 7.7% or $131,000 in the three months ended January 31, 2016 compared to the same period in the prior fiscal year. Tenant reimbursements decreased by $144,000 resulting from a decrease in recoverable operating expenses while all other revenue items combined increased by $13,000.

Real estate expenses from same-store properties decreased by 30.3% or $139,000 in the three months ended January 31, 2016 compared to the same period of the prior fiscal year. The primary factors were decreases in maintenance expenses of $100,000 and real estate taxes of $33,000.   The decrease in maintenance expenses was due to fewer general maintenance items being completed during the quarter.  All other real estate expenses combined decreased by $6,000.

Real estate revenue from same-store properties in our industrial segment decreased by 0.7% or $32,000 in the nine months ended January 31, 2016 compared to the same period in the prior fiscal year. Tenant reimbursements decreased by $43,000 resulting from a decrease in recoverable operating expenses while all other revenue items combined increased by $11,000.

Real estate expenses from same-store properties decreased by 16.8% or $186,000 in the nine months ended January 31, 2016 compared to the same period of the prior fiscal year. The primary factors were decreases in maintenance expenses of $125,000 and property management expenses of $23,000.  The decrease in maintenance expenses was due to fewer general maintenance items being completed during the period while the decrease in property management expenses was due to decreased property management costs.  All other real estate expenses items combined decreased by $38,000.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Industrial

Real estate revenue
Same-store	$1,574	$1,705	$(131)	(7.7)%	$4,726	$4,758	$(32)	(0.7)%
Non-same-store	76	36	40	111.1%	187	146	41	28.1%
Total	$1,650	$1,741	$(91)	(5.2)%	$4,913	$4,904	$9	0.2%

Real estate expenses
Same-store	$319	$458	$(139)	(30.3)%	$919	$1,105	$(186)	(16.8)%
Non-same-store	134	43	91	211.6%	219	118	101	85.6%
Total	$453	$501	$(48)	(9.6)%	$1,138	$1,223	$(85)	(7.0)%

Net operating income
Same-store	$1,255	$1,247	$8	0.6%	$3,807	$3,653	$154	4.2%
Non-same-store	(58)	(7)	(51)	(728.6)%	(32)	28	(60)	(214.3)%
Total	$1,197	$1,240	$(43)	(3.5)%	$3,775	$3,681	$94	2.6%

Occupancy	2016	2015
Same-store	100.0%	100.0%
Non-same-store	18.4%	100.0%
Total	85.3%	100.0%

Rentable Square Footage	2016	2015
Same-store	1,002,361	1,002,361
Non-same-store	220,557	17,750
Total	1,222,918	1,020,111

Analysis of Commercial Segments’ Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on January 31, 2016, for all commercial properties owned by us, including those held for sale, measured by percentage of total commercial segments’ minimum rents as of January 1, 2016.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 30.2% of our total commercial segments’ minimum rents as of January 1, 2016, and they accounted for approximately 9.3% of our total real estate rentals as of January 31, 2016.

As of January 31, 2016, 50 of our properties held for investment, including all 20 of our Edgewood Vista properties, all eight of our Idaho Spring Creek senior housing properties, and all five of our Wyoming senior housing properties, and one of our properties held for sale were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

Lessee	% of Total Commercial Segments’ Minimum Rents as of January 1, 2016
Affiliates of Edgewood Vista	30.2%
Fairview Health Services	7.7%
St. Luke’s Hospital of Duluth, Inc.	7.1%
PrairieCare Medical LLC	4.6%
HealthEast Care System	3.6%
Nebraska Orthopaedic Hospital(1)	2.8%
Quality Manufacturing Corp	2.1%
Westrock CP LLC	1.9%
Allina Health	1.7%
Children’s Hospitals & Clinics	1.7%
All Others	36.6%
Total Monthly Commercial Rent as of January 1, 2016	100.0%

(1)	The tenant in the Nebraska Orthopaedic Hospital property has exercised its option to purchase the property. However, we can give no assurance if or when the sale of the property will be completed.

Commercial Leasing Activity

During fiscal year 2016, we have executed new and renewal commercial leases for our same-store rental properties on 57,206 square feet for the three months ended January 31, 2016 and 376,605 square feet for the nine months ended January 31, 2016.  Due to our leasing efforts, occupancy in our same-store healthcare and industrial portfolios has remained strong at 96.9% as of January 31, 2016, compared to 97.0% as of January 31, 2015.

The total leasing activity for our same-store healthcare and industrial properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended January 31, 2016 and 2015

	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy
Segments	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	40,630	6,400	16,576	7,703	57,206	14,103	95.8%	95.8%
Industrial	0	0	0	29,995	0	29,995	100.0%	100.0%
Total	40,630	6,400	16,576	37,698	57,206	44,098	96.9%	97.0%

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

Nine Months Ended January 31, 2016 and 2015

	Square Feet of New Leases(1)		Square Feet of Leases Renewed(1)		Total Square Feet of Leases Executed(1)		Occupancy
Segments	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	45,085	17,979	123,119	108,391	168,204	126,370	95.8%	95.8%
Industrial	0	0	208,401	29,995	208,401	29,995	100.0%	100.0%
Total	45,085	17,979	331,520	138,386	376,605	156,365	96.9%	97.0%

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period.

New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare and industrial properties:

Three Months Ended January 31, 2016 and 2015

	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	40,630	6,400	7.1	7.5	$19.86	$18.51	$11.45	$59.06	$3.09	$6.50
Industrial	0	0	0	0	0	0	0	0	0	0
Total	40,630	6,400	7.1	7.5	$19.86	$18.51	$11.45	$59.06	$3.09	$6.50

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.
(2)	Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Nine Months Ended January 31, 2016 and 2015

	Square Feet of New Leases(1)		Average Term in Years		Average Effective Rent(2)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	45,085	17,979	7.1	6.1	$19.97	$20.00	$13.10	$37.16	$3.27	$6.84
Industrial	0	0	0	0	0	0	0	0	0	0
Total	45,085	17,979	7.1	6.1	$19.97	$20.00	$13.10	$37.16	$3.27	$6.84

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions presented are based on square feet leased during the period.
(2)	Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare and industrial segments (square feet data in thousands):

Three Months Ended January 31, 2016 and 2015

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	16,576	7,703	93.8%	84.5%	0.4	16.8	4.3%	1.3%	$0	$35.00	$0	$7.80
Industrial	0	29,995	100.0%	0%	0	3.0	0	(4.5%)	0	0	0	1.21
Total	16,576	37,698	98.2%	84.5%	0.4	9.9	4.3%	(2.3%)	$0	$7.15	$0	$2.56

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.
(2)	Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. The category of renewed leases does not include leases that have become month-to-month leases, as the month-to-month leases are considered lease amendments.
(3)	Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Nine Months Ended January 31, 2016 and 2015

	Square Feet of Leases Renewed(1)		Percent of Expiring Leases Renewed(2)		Average Term in Years		Weighted Average Growth (Decline) in Effective Rents(3)		Estimated Tenant Improvement Cost per Square Foot(1)		Leasing Commissions per Square Foot(1)
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	123,119	108,391	91.5%	73.2%	4.9	6.3	5.8%	(3.5%)	$9.19	$10.99	$2.84	$1.54
Industrial	208,401	29,995	100.0%	0%	5.0	3.0	18.1%	(4.5%)	0.59	0	0.07	1.21
Total	331,520	138,386	97.2%	73.2%	4.9	6.1	9.7%	(3.6%)	$3.78	$8.61	$1.10	$1.47

(1)	The leasing activity presented is based on leases signed or executed for our same-store rental properties during the period and is not intended to coincide with the commencement of rental revenue in accordance with US GAAP. Prior periods reflect amounts previously reported and exclude retroactive adjustments for properties reclassified to discontinued operations or non-same-store in the current period. Tenant improvements and leasing commissions are based on square feet leased during the period.
(2)	Renewal percentage of expiring leases is based on square footage of renewed leases and not the number of leases renewed. The category of renewed leases does not include leases that have become month-to-month leases, as the month-to-month leases are considered lease amendments.
(3)	Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our commercial segments.  The increase in the average growth in effective rents for the industrial segment for the nine months ended January 31, 2016 when compared to the same periods in the prior fiscal year is due to a 195,075 square foot lease renewal executed at our Stone Container property in Fargo, North Dakota.  This lease was renewed at a 19.2% increase in effective rent primarily due to improved market conditions in the property location.

Lease Expirations

Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare and industrial properties, including square footage and annualized base rent for expiring leases, as of January 31, 2016.

Fiscal Year of Lease Expiration	# of Leases	Square Footage of Expiring Leases(2)	Percentage of Total Commercial Segments Leased Square Footage	Annualized Base Rent of Expiring Leases at Expiration(3)	Percentage of Total Commercial Segments Annualized Base Rent
2016 (remainder)(1)	29	359,418	9.1%	$4,498,347	8.1%
2017	28	195,819	4.9%	2,975,306	5.4%
2018	21	190,145	4.8%	4,432,353	8.0%
2019	23	363,803	9.2%	5,012,211	9.0%
2020	14	170,080	4.3%	2,024,020	3.6%
2021	21	305,801	7.7%	3,361,298	6.0%
2022	39	1,296,621	32.7%	17,019,770	30.6%
2023	12	480,309	12.1%	2,314,783	4.2%
2024	26	206,209	5.2%	4,053,182	7.3%
2025	11	136,393	3.4%	2,738,609	4.9%
Thereafter	13	260,954	6.6%	7,160,363	12.9%
Totals	237	3,965,552	100.0%	$55,590,242	100.0%

(1)	Includes month-to-month leases. As of January 31, 2016, month-to-month leases accounted for 307,706 square feet of which 286,854 square feet were located in five senior housing facilities in Wyoming.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 99,535 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of January 1, 2016, multiplied by 12.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the third quarter of fiscal year 2016, we had no acquisitions.

During the third quarter of fiscal year 2016, we sold 3 retail properties for a total sales price of $3.5 million and transferred ownership of nine office properties pursuant to a deed in lieu transaction. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the nine month periods ended January 31, 2016 and 2015.

Development and Re-Development Projects

The following tables provide additional detail, as of January 31, 2016, on our in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects in progress listed below range from an estimated approximate 5.9% to an estimated approximate 6.3% initial yield.

Projects Placed in Service in the Nine Months Ended January 31, 2016

				(in thousands)			(in fiscal years)
Project Name and Location	Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of January 31, 2016(1)	Cost per Square Foot or Unit(1)	Date Placed in Service	Anticipated Same-Store Date
Chateau II - Minot, ND	Multifamily	72 units	79.2%	$14,711	$14,641	$204,319	1Q 2016	1Q 2019
Edina 6565 France SMC III - Edina, MN(2)	Healthcare	57,624 sq ft	24.5%	37,763	32,725	655	1Q 2016	1Q 2019
Renaissance Heights - Williston, ND(3)	Multifamily	288 units	46.2%	62,451	62,451	216,844	1Q 2016	1Q 2019
Minot Southgate Retail - Minot, ND	Other	7,963 sq ft	0%	2,923	2,623	367	2Q 2016	1Q 2019
PrairieCare Medical - Brooklyn Park, MN	Healthcare	70,756 sq ft	100%	24,435	24,358	345	2Q 2016	1Q 2018
				$142,283	$136,798

(1)	Excludes tenant improvements and leasing commissions.
(2)	Anticipated total cost includes estimated tenant improvement costs that have not been incurred as of January 31, 2016.
(3)	We are currently an approximately 70.0% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.

Projects in Progress at January 31, 2016

				(in thousands)		(in fiscal years)
Project Name and Location	Planned Segment	Rentable Square Feet or Number of Units	Percentage Leased or Committed	Anticipated Total Cost(1)	Costs as of January 31, 2016(1)	Anticipated Construction Completion
Deer Ridge - Jamestown, ND	Multifamily	163 units	35.0%	$24,874	$24,874	4Q 2016
Cardinal Point - Grand Forks, ND(2)	Multifamily	251 units	35.5%	48,242	48,242	4Q 2016
71 France - Edina, MN(3)	Multifamily	241 units	34.9%	73,290	69,105	1Q 2017
Monticello Crossings - Monticello, MN	Multifamily	202 units	0%	31,784	11,210	2Q 2017
Other	n/a	n/a	n/a	n/a	3,524	n/a
				$178,190	$156,955

(1)	Includes costs related to development projects that are placed in service in phases (Deer Ridge - $14.3 million, 71 France - $41.3 million, Cardinal Point - $23.0 million).
(2)	Anticipated total cost as of January 31, 2016 includes incremental cost increase due to the replacement of the project’s original general contractor. There may be additional costs for this project as it nears completion in the fourth quarter of fiscal year 2016.
(3)	The project is being constructed in three phases by a joint venture entity in which we currently have an approximately 52.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

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

FFO applicable to Common Shares and Units for the three months ended January 31, 2016 increased to $54.5 million compared to $23.4 million for the comparable period ended January 31, 2015, an increase of 132.5%.  FFO applicable to Common Shares and Units for the nine months ended January 31, 2016 increased by 31.0% to $84.7 million, compared to $64.6 million for the nine months ended January 31, 2015.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share amounts)
Three Months Ended January 31,	2016			2015
	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)
Net income attributable to Investors Real Estate Trust	$39,797			$8,371
Less dividends to preferred shareholders	(2,879)			(2,879)
Net income available to common shareholders	36,918	121,864	$0.30	5,492	120,855	$0.05
Adjustments:
Noncontrolling interest – Operating Partnership	4,227	13,877		657	14,461
Depreciation and amortization of real property	14,975			17,706
Impairment of real estate investments	162			540
Gain on depreciable property sales	(1,777)			(951)
FFO applicable to Common Shares and Units(1)(3)	$54,505	135,741	$0.40	$23,444	135,316	$0.17

	(in thousands, except per share amounts)
Nine Months Ended January 31,	2016			2015
	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share And Unit(2)
Net income attributable to Investors Real Estate Trust	$61,003			$13,334
Less dividends to preferred shareholders	(8,636)			(8,636)
Net income available to common shareholders	52,367	123,793	$0.42	4,698	116,303	$0.04
Adjustments:
Noncontrolling interest – Operating Partnership	5,940	13,913		618	17,334
Depreciation and amortization of real property	48,095			52,367
Impairment of real estate investments	3,760			6,105
(Gain) loss on depreciable property sales	(25,512)			811
FFO applicable to Common Shares and Units(1)(3)	$84,650	137,706	$0.61	$64,599	133,637	$0.48

(1)	Units of the Operating Partnership are exchangeable for cash, or, at our discretion, for Common Shares on a one-for-one basis.
(2)	Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.
(3)	Excluding gain or loss on extinguishment of debt and default interest, FFO would have been $19.6 million and $0.14 per Common Share and Unit for the three months ended January 31, 2016 and $60.1 million and $0.44 per Common Share and Unit for the nine months ended January 31, 2016.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the nine months ended January 31 of fiscal years 2016 and 2015:

Month	Fiscal Year 2016	Fiscal Year 2015
July	$.1300	$.1300
October	.1300	.1300
January	.1300	.1300

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of January 31, 2016, we had one multi-bank line of credit with a total commitment capacity of $100.0 million, secured by mortgages on 17 properties. Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the real estate market continues to be subject to various market factors that can result in reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

SOURCES AND USES OF CASH

Credit markets continue to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows.  While to date there has been no material negative impact on our ability to borrow in our multifamily segment, we continue to monitor the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multifamily properties and their general capacity to lend given allocations set by the Federal Housing Finance Agency. We consider that one of the consequences of a modification in the agencies’ roles in recent years could potentially lead to a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multifamily properties in major metropolitan markets. We have historically obtained a significant portion of our multifamily debt from Freddie Mac, and we continue to plan to refinance portions of our maturing multifamily debt with these two entities, so any change in their ability or willingness to lend going forward could result in higher loan costs and/or more constricted availability of financing for us. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period and we continue to find recourse security more frequently required, lower amounts of proceeds available and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk.  While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Accordingly, we remain cautious regarding our ability to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes.

As of January 31, 2016 approximately 16.6%, or $8.3 million, of our mortgage debt maturing in the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017 is debt placed on multifamily assets, and approximately 83.4%, or approximately $41.7 million, is debt placed on properties in our commercial segments. Of this $50.0 million, we expect to pay off $8.5 million and renew $41.4 million in the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017.  As of January 31, 2016, approximately 15.7%, or $8.3 million, of our mortgage debt maturing in the next twelve months is debt placed on multifamily assets, and approximately 84.3%, or $44.7 million, is debt placed on properties in our commercial segments.

Our revolving, multi-bank line of credit with First International Bank as lead bank had, as of January 31, 2016, lending commitments of $100.0 million at an interest rate of 4.75%. As of January 31, 2016, the line of credit was secured by mortgages on 17 properties and had a minimum outstanding principal balance requirement of $17.5 million. As of January 31, 2016 and April 30, 2015, we had borrowed $17.5 million and $60.5 million, respectively.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2016, our compensating balances totaled $13.2 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The Private Bank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	350,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,160,000

Current anticipated total project costs for development projects in progress at January 31, 2016 total approximately $178.2 million (including costs incurred by project joint venture entities), of which approximately $157.0 million has been incurred as of January 31, 2016. As of January 31, 2016, the Operating Partnership (or the project joint venture entities) had entered into construction loans totaling approximately $109.3 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of January 31, 2016, we are committed to fund $4.5 million in tenant improvements within approximately the next 12 months.

The issuance of Units for property acquisitions continues to be an expected source of capital for us. There were no Units issued in the three months ended January 31, 2016.  In the nine months ended January 31, 2016, approximately 44,000 Units, valued at issuance at $400,000 were issued in connection with our acquisition of property.  There were no Units issued in the three months ended January 31, 2015.  During the nine months ended January 31, 2015, approximately 11,000 Units, valued at issuance at $100,000 were issued in connection with our acquisition of property.

Under our DRIP, common shareholders and Unitholders have an opportunity to use their cash distributions to purchase additional Common Shares, and to purchase additional shares through voluntary cash contributions. During the nine months ended January 31, 2016 and 2015, approximately 821,000 and 6.2 million Common Shares with a total value included in equity of $5.6 million and $50.9 million, and an average price per share after applicable discounts of $6.85 and $8.20, respectively, were issued under the DRIP plan.

Cash and cash equivalents at January 31, 2016 totaled $47.1 million, compared to $52.1 million at January 31, 2015, a decrease of $5.0 million. Net cash provided by operating activities for the nine months ended January 31, 2016 decreased by $33.8 million compared to the nine months ended January 31, 2015, primarily due to a decrease in accounts payable and a decrease in net income adjusted for depreciation, gain on sale of discontinued operations and gain on debt extinguishment.  Net cash provided by investing activities was $176.7 million for the nine months ended January 31, 2016, compared to net cash used of $160.2 million for the nine months ended January 31, 2015. This change was primarily due to an increase in proceeds from sale of discontinued operations net of an increase in payments for acquisitions of real estate. Net cash used by financing activities for the nine months ended January 31, 2016 was $225.5 million, compared to net cash provided of $84.4 million for the nine months ended January 31, 2015. This change was primarily due to an increase in payments on mortgage debt and payments on the revolving line of credit and other debt, an increase in the repurchase of common shares and a decrease in proceeds from sale of common shares.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness increased by approximately $93.5 million as of January 31, 2016, compared to April 30, 2015, due to new loans. As of January 31, 2016, approximately 88.2% of our $761.6 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of January 31, 2016, the weighted average rate of interest on our mortgage debt was 4.83%, compared to 4.95% on April 30, 2015.

Property Owned. Property owned was $1.8 billion at January 31, 2016 compared to $1.5 billion at April 30, 2015. During the nine months ended January 31, 2016, we had three new acquisitions and disposed of 67 properties, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2016 were $47.1 million, compared to $49.0 million on April 30, 2015.

Other Investments. Other investments, consisting of certificates of deposit held primarily for compensating balances, totaled approximately $50,000 and $329,000 on January 31, 2016 and on April 30, 2015, respectively.

Operating Partnership Units. Outstanding Units in the Operating Partnership decreased to 13.9 million Units at January 31, 2016 compared to 14.0 million Units outstanding at April 30, 2015. The decrease resulted primarily from Unitholders exercising their Exchange Right, receiving in exchange an equal number of Common Shares.

Common and Preferred Shares of Beneficial Interest. Common Shares outstanding on January 31, 2016 totaled 120.9 million, compared to 124.5 million outstanding on April 30, 2015. We issued Common Shares pursuant to our DRIP, consisting of approximately 821,000 Common Shares issued during the nine months ended January 31, 2016, for a total value of $5.6 million. Exchanges of approximately 181,000 Units for Common Shares, for a total of approximately $981,000 in shareholders’ equity, also increased the number of Common Shares outstanding during the nine months ended January 31, 2016. We issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan for executive officer and trustee share-based compensation for fiscal year 2015 performance. During the nine months ended January 31, 2016 of fiscal year 2016, we repurchased and retired approximately 4.6 million Common Shares for an aggregate cost of approximately $35.0 million, including commissions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Approximately 88.2% and 92.8% of our mortgage debt, excluding mortgage debt related to held for sale assets, as of January 31, 2016 and April 30, 2015, respectively, is at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the third quarter of fiscal year 2016 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2016, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(in thousands)
	Future Principal Payments
Mortgages	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total	Fair Value
Fixed Rate	$46,209	$34,003	$39,110	$86,187	$64,067	$402,075	$671,651	$713,485
Avg Fixed Interest Rate(1)	4.83%	4.92%	4.95%	4.74%	4.58%

Variable Rate	$501	$9,540	$2,119	$30,411	$47,423	$0	$89,994	$89,994
Avg Variable Interest Rate(1)	4.08%	4.04%	4.17%	4.69%	4.82%

Held for Sale	$131	$541	$576	$9,413	$0	$0	10,661	12,757
Avg Fixed Interest Rate(1)	6.26%	6.14%%	6.13%	6.10%	0%
							$772,306	$816,236

	(in thousands)
	Future Interest Payments
Mortgages	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Fixed Rate	$8,103	$30,747	$28,734	$25,760	$20,988	$43,097	$157,429
Variable Rate	917	3,622	3,331	2,581	1,472	0	11,923
Held for Sale	168	647	612	574	0	0	2,001
							$171,353

(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, excluding mortgages related to assets held for sale, as of January 31, 2016, was 4.80%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $90.0 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $900,000.

Exposure to interest rate fluctuation risk on our $100.0 million secured line of credit is limited by a cap on the interest rate of 8.65% with a floor of 4.75%. The line of credit has an interest rate equal to the Wall Street Journal Prime Rate plus 1.25%, matures in September 2017 and had an outstanding balance of $17.5 million at January 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The level of oil and gas drilling in the Bakken Shale Formation has declined substantially and has adversely impacted our apartments in western North Dakota.  This condition could persist for an extended period of time.  We have ownership interests in three apartment projects totaling 477 units in Williston, ND, the heart of the Bakken Shale Formation.  The economy of Williston is significantly dependent on the oil and gas industry.  To date we have experienced significant increased vacancy and a material decrease in our rents.  We also have ownership interests in 1,039 units in Minot, ND that to a lesser extent have experienced declines in occupancy and rent rates.  Oil drilling and production are impacted by factors beyond our control, including:  the demand for and prices of crude oil and natural gas; environmental regulation and enforcement; producers’ finding and development costs of reserves; producers’ desire and ability to obtain necessary permits in a timely and economic manner; oil and natural gas field characteristics and production performance; and transportation and capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas. Oil field activity could decline further in North Dakota as a result of any or all of these factors, which could have a material adverse effect on our western North Dakota properties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Securities

During the third quarter of fiscal year 2016, we issued an aggregate of 2,756 unregistered Common Shares to limited partners of the Operating Partnership, upon exercise of their Exchange Rights regarding an equal number of Units. All such issuances of Common Shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such Common Shares under the Securities Act.

Share Repurchase Program

Our Board of Trustees has authorized a share repurchase program of up to $50.0 million worth of our Common Shares over a one year period. Effective September 14, 2015 and December 15, 2015, as part of the implementation of the program, we established written trading plans (“Plans”) that provide for share repurchases in open market transactions that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The extent to which shares are repurchased and the timing of such repurchases will depend upon a variety of factors, including prevailing market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time in our discretion. The following is a summary of the Common Shares repurchased under the Plans during the third quarter of fiscal year 2016:

The following is a summary of the Common Shares repurchased under the Plans during the third quarter of fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$28,068,572
November 1 – 30, 2015	376,872	$8.14	376,872	25,000,302
December 1 – 31, 2015	759,011	7.15	759,011	19,574,309
January 1 – 31, 2016	654,742	6.99	654,742	15,000,334
Total	1,790,625	$7.30	1,790,625	$15,000,334

(1)	On August 8, 2015, we publicly announced the share repurchase program to repurchase up to $50.0 million worth of our Common Shares over a one year period.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of President and Chief Executive Officer

31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer

32.1*	Section 906 Certifications of President and Chief Executive Officer

32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer

101*
The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: March 10, 2016