Form 10-K
period 2016-04-30
INVESTORS REAL ESTATE TRUST
filed 2016-06-29
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE CO INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

MMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (no par value) -

New York Stock Exchange

7.95% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (no par value) -

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

☑      Yes                    ☐      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐      Yes                    ☑      No

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2015 was $985,547,135 based on the last reported sale price on the New York Stock Exchange on October 31, 2015. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.

The number of common shares of beneficial interest outstanding as of June 22, 2016, was 121,091,249.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on September 20, 2016 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

2016 Annual Report

INVESTORS REAL ESTATE TRUST

2016 Annual Report 2

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

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•

the economic health of the markets in which we own and operate multifamily and commercial properties, in particular the states of Minnesota and North Dakota, or other markets in which we may invest in the future;

•	the economic health of our multifamily and commercial tenants;

•	market rental conditions, including occupancy levels and rental rates, for multifamily and commercial properties;

•	our ability to identify and secure additional properties that meet our criteria for investment;

•	our ability to complete construction and lease-up of our development projects on schedule and on budget;

•	our ability to sell our non-core properties on terms and pricing that are acceptable;

•	the level and volatility of prevailing market interest rates and the pricing of our common shares of beneficial interest;

•	changes in our operating expenses;

•	financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all;

•	compliance with applicable laws, including those concerning the environment and access by persons with disabilities; and

•	the availability and cost of casualty insurance for losses.

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

2016 Annual Report 3

PART I

Item 1. Business

Overview

Investors Real Estate Trust (“we,” “us,” “IRET” or the “Company”) is a self-advised equity Real Estate Investment Trust, or REIT, organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments mainly consist of multifamily and healthcare properties located primarily in the upper Midwest states of Minnesota and North Dakota. For the fiscal year ended April 30, 2016, our real estate investments in these two states accounted for 73.2% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices located in the states where we own properties.

In January 2015, we announced our intention to sell substantially all of our office and retail properties. During the first quarter of fiscal year 2016, we classified as held for sale and discontinued operations 48 office properties, 17 retail properties and 1 healthcare property and reduced our number of reportable segments from five to three when our office and retail segments fell below the quantitative thresholds for reporting as reportable segments due to dispositions. During the last quarter of fiscal year 2016, we further reduced our number of reportable segments from three to two due to our industrial segment not meeting the quantitative thresholds.

As of April 30, 2016, we held for investment 99 multifamily properties containing 12,950 apartment units and having a total real estate investment amount net of accumulated depreciation of $1.0 billion, and 47 commercial properties, consisting of healthcare, industrial, office and retail, containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $333.8 million. As of April 30, 2016, we held for sale 1 multifamily property, 36 commercial properties and 3 parcels of land. On June 6, 2016, we announced our plan to move towards becoming a pure play multifamily REIT and our intention to sell our remaining commercial properties.

Our multifamily leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2016, no individual tenant accounted for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 28.4% of our total commercial minimum rents for properties held for investment and for sale.

Structure

We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) since our formation. On February 1, 1997, we were restructured as an UPREIT, and have conducted our daily business operations primarily through IRET Properties.

IRET Properties was organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2016, IRET, Inc. owned an 88.1% interest in IRET Properties. The remaining ownership of IRET Properties is held by individual limited partners.

Investment Strategy and Policies

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is implemented by growing income-producing assets in desired geographical markets in real estate classes we believe will provide a consistent return on investment for our shareholders.

2016 Annual Report 4

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

Our investment strategy involves investing in multifamily properties and commercial properties that are leased to single or multiple tenants, usually for five years or longer, and are located throughout the upper Midwest. Our commercial properties consist primarily of healthcare. Since January 2015, we have concentrated on multifamily and healthcare property acquisitions, and are now exploring the potential sale of our remaining commercial properties to eventually become a pure play multifamily REIT. We operate mainly within the states of North Dakota and Minnesota, although we also have real estate in Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming.

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

Investments in real estate or interests in real estate. We currently own multifamily properties and/or commercial properties in ten states. We may invest in real estate, or interests in real estate, located anywhere in the United States. However, we currently plan to focus our investments in those states in which we already have property, with specific concentration in Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota and South Dakota. Similarly, we may invest in any type of real estate or interest in real estate, although we plan to focus new investments in multifamily properties.

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

Investments in real estate mortgages. While not our primary business focus, from time to time we make loans to others that are secured by mortgages, liens or deeds of trust covering real estate. We have no restrictions on the type of property that may be used as collateral for a mortgage loan, except we may not invest in or make a mortgage loan without obtaining an appraisal concerning the value of the underlying property unless it is a loan insured or guaranteed by a government or a governmental agency. Unless otherwise approved by our Board of Trustees, it is our policy that we will not invest in mortgage loans on any one property if in the aggregate the total indebtedness on the property, including our mortgage, exceeds 85.0% of the property’s appraised value.  We can invest in junior mortgages without notice to, or the approval of, our shareholders. As of April 30, 2016 and 2015, we had no junior mortgages outstanding. We had no investments in real estate mortgages at April 30, 2016 and 2015.

Our policies relating to mortgage loans, including second mortgages, may be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders.

2016 Annual Report 5

Policies Regarding Other Activities

Our current policies as they pertain to other activities are described as follows:

Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our distributions meet these requirements. Our general policy has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. This policy may be changed at any time by our Board of Trustees without notice to, or approval of, our shareholders. Distributions to our common shareholders and unitholders in fiscal years 2016 and 2015 totaled approximately 68.4% and 81.3%, respectively, on a per share and unit basis of our funds from operations.

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

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. It has generally been our policy to borrow up to 65.0% to 75.0% of the appraised value of all new real estate acquired or developed. In the future, we expect this policy will reflect a more conservative approach of up to 50.0% to 65% of the appraised value of all new real estate acquired or developed. This policy concerning borrowed funds is vested solely with our Board of Trustees and can be changed by our Board of Trustees at any time, or from time to time, without notice to, or a vote of, our shareholders. Such policy is subject, however, to the limitation in our Fourth Restated Trustees’ Regulations (Bylaws) (“Bylaws”), which provides that unless approved by a majority of the independent members of our Board of Trustees and disclosed to our shareholders in our next quarterly report along with justification for such excess, we may not borrow in excess of 300.0% of our total Net Assets (as such term is used in our Bylaws, which usage is not in accordance with generally accepted accounting principles (“GAAP”). “Net Assets” means our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities. Our Bylaws do not impose any limitation on the amount that we may borrow against any one particular property. As of April 30, 2016, our ratio of total indebtedness to total real estate investments was 63.6% while our ratio of total indebtedness as compared to our Net Assets (computed in accordance with our Bylaws) was 88.2%.

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

	(in thousands)
	2016	2015	2014
Limited partnership units issued	2,559	89	361
Value at issuance, net of issue costs	$18,226	$800	$3,480

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

2016 Annual Report 6

During fiscal year 2016, our Board of Trustees authorized a share repurchase program of up to $50.0 million worth of our common shares, under which we repurchased 4.6 million of our outstanding common shares on the open market. We did not repurchase any of our preferred shares.

Making loans to other persons. Our organizational structure allows us to make loans to other persons, subject to certain conditions and subject to our election to be taxed as a REIT. All loans must be secured by real property or limited partnership units of IRET Properties. We had no investments in real estate mortgages at April 30, 2016 and 2015.

Investing in the securities of other issuers for the purpose of exercising control. We have not engaged in, and we are not currently engaging in, investment in the securities of other issuers for the purpose of exercising control. Our Declaration of Trust does not impose any limitation on our ability to invest in the securities of other issuers for the purpose of exercising control. Any decision to do so is vested solely in our Board of Trustees and may be changed at any time, or from time to time, without notice to, or a vote of, our shareholders.

Information about Segments

We currently operate in two reportable real estate segments: multifamily and healthcare. For further information on these segments and other related information, see Note 11 of our consolidated financial statements as well as Item 2 Properties and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Employees

As of April 30, 2016, we had 483 employees, of whom 432 were full-time and 54 were part-time. 58 of these employees were corporate staff located in our Minot, North Dakota and Minneapolis, Minnesota offices, and 428 were property management employees based either at our properties or in local property management offices.

Environmental Matters and Government Regulation

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage, personal injuries and investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the current owner was responsible for, or even knew of, the presence of such substances. It is generally our policy to obtain from independent environmental consultants a “Phase I” environmental audit (which involves visual inspection but not soil or groundwater analysis) on all properties that we seek to acquire. We do not believe that any of our properties are subject to any material environmental contamination. However, no assurances can be given that:

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

2016 Annual Report 7

Competition

Investing in and operating real estate is a very competitive business. We compete with other owners and developers of multifamily and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multifamily properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay for acquisitions. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors may be dominant in selected markets. Many of our competitors have greater financial and management resources than we have. We believe, however, that the geographic diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past and will in the future allow us to operate our business successfully despite the competitive nature of our business.

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

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investor Relations/Financial Reporting section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investor Relations/Corporate Overview section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Annual Report on Form 10-K.

2016 Annual Report 8

Item 1A.  Risk Factors

Risks Related to Our Properties and Business

Our performance and share value are subject to risks associated with the real estate industry.    Our results of operations and financial condition, the value of our real estate assets, and the value of an investment in us are subject to the risks normally associated with the ownership and operation of real estate properties. These risks include, but are not limited to, the following factors which, among others, may adversely affect the income generated by our properties:

•	downturns in national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other multifamily and commercial properties;

•	local real estate market conditions, such as oversupply or reduction in demand for multifamily and commercial space;

•	changes in interest rates and availability of attractive financing;

•	declines in the economic health and financial condition of our tenants and our ability to collect rents from our tenants;

•	vacancies, changes in market rental rates and the need periodically to repair, renovate and re-lease space;

•	increased operating costs, including real estate taxes, state and local taxes, insurance expense, utilities, and security costs;

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

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business. We depend on the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) for financing for many of our multifamily properties. Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States. In September 2008, Fannie Mae and Freddie Mac were placed in federal conservatorship. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market. It is unclear how future legislation may impact Fannie Mae and Freddie Mac’s involvement in multifamily financing. The scope and nature of the actions that the U.S. Government may undertake with respect to the future of Fannie Mae and Freddie Mac are unknown and will continue to evolve. It is possible that each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the multifamily mortgage market. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate such GSEs entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the credit available for financing multifamily properties. The loss or reduction of this important source of credit would be likely to result in higher loan costs for us, and could result in inability to borrow or refinance maturing debt, all of which could materially adversely affect our business, operations and financial condition.

2016 Annual Report 9

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

Acquired properties may subject us to unknown liabilities which could adversely affect our operating results. We may acquire properties subject to liabilities without any recourse, or with only limited recourse, against prior owners or other third parties with respect to unknown liabilities. As a result, if liability were asserted against us based upon ownership of these properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flows. Unknown liabilities with respect to acquired properties might include liabilities for clean-up of undisclosed environmental contamination; claims by tenants, vendors or other persons against the former owners of the properties; liabilities incurred in the ordinary course of business; and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. For the fiscal year ended April 30, 2016, we received approximately 73.2% of our gross revenue from properties in Minnesota and North Dakota. As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity. To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced. We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms. As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations. In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2016, approximately 1,189 of our 12,974 apartment units, or 9.2%, were vacant. Approximately 159,000 square feet, or 10.6% of our healthcare property square footage, was vacant. As of April 30, 2016, leases covering approximately 8.4% of our healthcare properties net rentable square footage will expire in fiscal year 2017, 15.0% in fiscal year 2018, 14.2% in fiscal year 2019, 4.9% in fiscal year 2020 and 7.9% in fiscal year 2021, assuming that none of the tenants exercise future renewal options and excluding the effect of early renewals completed on existing leases.

2016 Annual Report 10

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

Because real estate investments are generally illiquid, and various factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate. Real estate investments are relatively illiquid and, therefore, we have limited ability to change our portfolio of properties quickly in response to our strategic plan and changes in economic or other conditions. In addition, the prohibitions under the federal income tax laws on REITs holding property for sale and related regulations may affect our ability to sell properties. Under certain circumstances, the Internal Revenue Code imposes certain penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. Our ability to dispose of assets may also be limited by constraints on our ability to utilize disposition proceeds to make acquisitions on financially attractive terms, and the requirement that we take additional impairment charges on certain assets. More specifically, we are required to distribute or pay tax on all capital gains generated from the sale of assets, and, in addition, a significant number of our properties were acquired using limited partnership units of IRET Properties, our operating partnership, and are subject to certain agreements which restrict our ability to sell such properties in transactions that would create current taxable income to the former owners. As a result, we are motivated to structure the sale of these assets as tax-free exchanges. To accomplish this, we must identify attractive re-investment opportunities. These considerations impact our decisions on whether or not to dispose of certain of our assets.

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities. Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest. In fiscal years 2016 and 2015, distributions to our common shareholders and unitholders of IRET Properties in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 107.2% and 61.9%, respectively, of our net cash provided by operating activities.

2016 Annual Report 11

Inability to manage rapid growth effectively may adversely affect our operating results. We have experienced significant growth at various times in the past, principally through the acquisition of additional real estate properties. Subject to our ability to raise equity capital and issue limited partnership units of IRET Properties and identify suitable investment properties, we intend to continue our acquisition of real estate properties. Effective management of rapid growth presents challenges, including:

•	the need to expand our management team and staff;

•	the need to enhance internal operating systems and controls; and

•	the ability to consistently achieve targeted returns on individual properties.

We may not be able to maintain similar rates of growth in the future or manage our growth effectively. Additionally, an inability to make accretive property acquisitions may adversely affect our ability to increase our net income. The acquisition of additional real estate properties is critical to our ability to increase our net income. If we are unable to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our net income may be materially and adversely affected. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to make distributions to the holders of our shares of beneficial interest.

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

High leverage on our overall portfolio may result in losses. As of April 30, 2016, our ratio of total indebtedness to total Net Assets (as defined in our Bylaws, which usage is not in accordance with GAAP) was approximately 88.2%. “Net Assets” under our Bylaws mean our total assets at cost before deducting depreciation or other non-cash reserves, less total liabilities. As of April 30, 2015 and 2014, our percentage of total indebtedness to total Net Assets was approximately 97.8% and 93.3%, respectively. Under our Bylaws, we may increase our total indebtedness up to 300.0% of our Net Assets, or by an additional approximately $3.1 billion. There is no limitation on the increase that may be permitted if approved by a majority of the independent members of our Board of Trustees and disclosed to the holders of our securities in the next quarterly report, along with justification for any excess.

This amount of leverage may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to holders of our shares of beneficial interest. A failure to pay amounts due may result in a default on our obligations and the loss of the property through foreclosure. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the market price of our common shares.

Our inability to renew, repay or refinance our debt may result in losses. We incur a significant amount of debt in the ordinary course of our business and in connection with acquisitions of real properties. In addition, because we have a limited ability to retain earnings as a result of the REIT distribution requirements, we will generally be required to refinance debt that matures with additional debt or equity. We are subject to the normal risks associated with debt financing, including the risks that:

•	our cash flow will be insufficient to meet required payments of principal and interest;

•	we will not be able to renew, refinance or repay our indebtedness when due; and

•	the terms of any renewal or refinancing will be less favorable than the terms of our current indebtedness.

2016 Annual Report 12

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

As of April 30, 2016, approximately 17.0% of our mortgage debt, including mortgage debt on properties held for sale, is due for repayment in fiscal year 2017. As of April 30, 2016, we had approximately $150.7 million of principal payments and approximately $38.8 million of interest payments due in fiscal year 2017 on fixed and v1ariable-rate mortgages secured by our real estate. Additionally, as of April 30, 2016, we had $17.5 million outstanding under our $100.0 million multi-bank line of credit, which has a maturity date of September 1, 2017.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis. Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2016, $196.8 million, or approximately 22.2%, of the principal amount of our total mortgage indebtedness was subject to variable interest rates agreements, and approximately 91.2% of the principal amount of our total construction loan indebtedness was subject to variable interest rates. Additionally, our $100.0 million multi-bank line of credit bears interest at a rate of 1.25% over the Wall Street Journal Prime Rate, with a floor of 4.75% and a cap of 8.65%. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

2016 Annual Report 13

We have significant investments in healthcare properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We have acquired a significant number of specialty healthcare properties (including senior housing). As of April 30, 2016, our real estate portfolio held for investment included 31 healthcare properties, with a total real estate investment amount, net of accumulated depreciation, of $254.4 million, or approximately 18.6% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio held for investment. Additionally, as of April 30, 2016, we held for sale 34 senior housing properties. The healthcare industry continues to experience changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our healthcare property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. These factors may adversely affect the economic performance of some or all of our healthcare services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

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

Adverse changes in applicable laws may affect our potential liabilities relating to our properties and operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to all tenants in the form of higher rents. As a result, any increase may adversely affect our cash available for distribution, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Similarly, changes in laws that increase the potential liability for environmental conditions existing on properties, that increase the restrictions on discharges or other conditions or that affect development, construction and safety requirements may result in significant unanticipated expenditures that could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily properties may reduce rental revenues or increase operating costs.

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

2016 Annual Report 14

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

2016 Annual Report 15

The level of oil and gas drilling in the Bakken Shale Formation has declined substantially and has adversely impacted our apartments in western North Dakota. This condition could persist for an extended period of time. We have ownership interests in three apartment projects totaling 477 units in Williston, ND, the heart of the Bakken Shale Formation. The economy of Williston is significantly dependent on the oil and gas industry. To date we have experienced significant increased vacancy and a material decrease in our rents. We also have ownership interests in 1,039 units in Minot, ND that to a lesser extent have experienced declines in occupancy and rent rates. Oil drilling and production are impacted by factors beyond our control, including: the demand for and prices of crude oil and natural gas; environmental regulation and enforcement; producers’ finding and development costs of reserves; producers’ desire and ability to obtain necessary permits in a timely and economic manner; oil and natural gas field characteristics and production performance; and transportation and capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas. Oil field activity could decline further in North Dakota as a result of any or all of these factors, which could have a material adverse effect on our western North Dakota properties. In addition, we have various mortgage loans on assets in western North Dakota with various operating income covenant requirements. Compliance with such covenants may be at risk if the material reductions in rents and vacancies continue. We do not believe these mortgage loans to be material to our operations, but if we are unable to comply with such covenants, we could be required to pay down such loans or seek a remedy with an escrow to relieve debt service payments.

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

2016 Annual Report 16

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks and services. We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In the normal course of business, we and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and/or payroll software/services) collect and retain certain personal information provided by our tenants, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot assure that we or our service providers will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative measures including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence, which could adversely impact our financial condition.

Risks Related to Our Structure and Organization

We may incur tax liabilities as a consequence of failing to qualify as a REIT. Although our management believes that we are organized and have operated and are operating in such a manner to qualify as a “real estate investment trust,” as that term is defined under the Internal Revenue Code, we may not in fact have operated, or may not be able to continue to operate, in a manner to qualify or remain so qualified. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than five percent of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Internal Revenue Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make distributions to the holders of our securities of at least 90% of our REIT taxable income, excluding net capital gains. The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through IRET Properties, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us. Additionally, if IRET Properties or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.

If we failed to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates, could be subject to increased state and local taxes and, unless entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, which would likely have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. This treatment would reduce funds available for investment or distributions to the holders of

2016 Annual Report 17

our securities because of the additional tax liability to us for the year or years involved. In addition, we would no longer be able to deduct, and would not be required to make, distributions to holders of our securities. To the extent that distributions to the holders of our securities had been made in anticipation of qualifying as a REIT, we might be required to borrow funds or to liquidate certain investments to pay the applicable tax.

Failure of our operating partnership to qualify as a partnership would have a material adverse effect on us. We believe that IRET Properties, our operating partnership, qualifies as a partnership for federal income tax purposes. No assurance can be given, however, that the Internal Revenue Service will not challenge its status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the Internal Revenue Service were to be successful in treating IRET Properties as an entity that is taxable as a corporation (such as a publicly-traded partnership taxable as a corporation), we would cease to qualify as a REIT because the value of our ownership interest in IRET Properties would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities and value of the outstanding securities of another corporation. Also, the imposition of a corporate tax on IRET Properties would reduce significantly the amount of cash available for distribution by it.

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

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions. In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our net taxable income each year, excluding net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income for that year, and any undistributed taxable income from prior periods. We intend to make distributions to our shareholders to comply with the 90% distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from our operating partnership. However, we may need short-term debt or long-term debt or proceeds from asset sales or sales of common shares to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.

Complying with REIT requirements may force us to forego otherwise attractive opportunities or liquidate otherwise attractive investments. To qualify and maintain our status as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any quarter, we must correct such failure within 30 days after the end of the quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status. If we fail to comply with these requirements at the end of any quarter, and the failure exceeds a minimum threshold, we nonetheless may be able to preserve our REIT status if (a) the failure was due to reasonable cause and not to willful neglect, (b) we dispose of the assets causing the failure within six months after the last day of the quarter in which we identified the failure, (c) we file a schedule with the Internal Revenue Service describing each asset that caused the failure, and (d) we pay an additional tax of the greater of $50,000 or the product of

2016 Annual Report 18

the highest applicable tax rate multiplied by the net income generated on those assets. As a result, compliance with the REIT requirements may require us to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

The tax imposed on REITs engaging in prohibited transactions may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions and, therefore we may be required to pay a penalty tax. To avert this penalty tax, we may hold some of our assets through a taxable REIT subsidiary (“TRS”). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income from the operations of an assisted living facility at the federal and state level. In addition, a TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. We currently have one TRS, to which we lease our Legends at Heritage Place assisted living facility, located in Sartell, Minnesota.

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

The lease of qualified health care properties to a taxable REIT subsidiary is subject to special requirements. We currently lease our Sartell, Minnesota assisted living facility to a TRS, and we may in the future lease other qualified health care properties we acquire from operators to a TRS (or a limited liability company of which the TRS is a member), which lessee will contract with such operators (or a related party) to operate the health care operations at these properties. The rents from this TRS lessee structure will be treated as qualifying rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified health care property with a TRS and (2) the operator qualifies as an eligible independent contractor. If any of these conditions are not satisfied, then the rents will not be qualifying rents, which could have a material adverse effect on us and our qualification as a REIT.

Recent tax legislation impacts certain federal income tax rules applicable to REITs and could adversely affect our current tax positions. The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains changes to certain aspects of the federal income tax rules applicable to us. The PATH Act is a recent example of changes to the REIT rules, and additional legislative changes may occur that could adversely affect our current tax positions. The PATH Act modifies various rules that apply to our ownership of, and business relationship with, our TRS and reduces the maximum allowable value of our assets attributable to TRSs from 25% to 20% which could impact our ability to enter into future investments. It expands prohibited transaction safe harbors and qualifying hedges and repeals the preferential dividend rule for public REITs. The PATH Act also adjusts the way we may calculate certain earnings and profit calculations to avoid double taxation at the shareholder level, and expands the types of qualifying assets and income for purposes of the REIT requirements. The provisions enacted by the PATH Act could result in changes in our

2016 Annual Report 19

tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

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

The U.S. federal income tax laws governing REITs are complex. We intend to operate in a manner that will qualify us as a REIT under the U.S. federal income tax laws. The REIT qualification requirements are extremely complex, however, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Accordingly, we cannot be certain that we will continue to qualify as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

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

Risks Related to the Purchase of our Shares of Beneficial Interest

Our future growth depends, in part, on our ability to raise additional equity capital, which will have the effect of diluting the interests of the holders of our common shares. Our future growth depends upon, among other things, our ability to raise equity capital and issue limited partnership units of IRET Properties. The issuance of additional common shares, including the issuance of common shares in connection with redemption requests for limited partnership units, will dilute the interests of the current holders of our common shares. Additionally, sales of substantial amounts of our common or preferred shares in the public market, or substantial issuances of our common shares in connection with redemption requests for limited partnership units, or the perception that such sales or issuances might occur, could adversely affect the market price of our common shares.

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

2016 Annual Report 20

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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the New York Stock Exchange may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates. If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment. Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decline. In addition, although our common shares of beneficial interest are listed on the New York Stock Exchange, the daily trading volume of our shares may be lower than the trading volume for other companies. The average daily trading volume for the period of May 1, 2015 through April 30, 2016 was 558,328 shares and the average monthly trading volume for the period of May 1, 2015 through April 30, 2016 was 11,724,894 shares. As a result of this trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

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

2016 Annual Report 21

Total Real Estate Rental Revenue

As of April 30, 2016, our real estate portfolio held for investment consisted of 99 multifamily, 31 healthcare and 16 other properties, comprising 74.0%, 20.1% and 5.9%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2016. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

	Gross Revenue
	(in thousands)
Fiscal Year
Ended April 30,	Multifamily	%	Healthcare	%	All Other	%	Total
2016	$131,149	69.7%	$45,621	24.2%	$11,550	6.1%	$188,320
2015	$118,526	66.1%	$44,153	24.6%	$16,642	9.3%	$179,321
2014	$102,059	62.0%	$44,098	26.8%	$18,433	11.2%	$164,590

Average Effective Annual Rent

The table below sets out the average effective annual rent per unit or square foot at same-store properties for each of the last five fiscal years in each of our two segments. Same-store properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multifamily properties and 85% for healthcare properties.

	Average Effective Annual Rent per unit or square foot(1)
As of April 30,	2016	2015	2014	2013	2012
Multifamily(2)	$844	$829	$783	$744	$719
Healthcare(3)	$20	$16	$17	$16	$16

(1)	Previously reported amounts are not revised for discontinued operations or changes in the composition of the same-store properties pool.
(2)	Monthly rent per unit, calculated as annualized rental revenue, net of free rent, including rent abatements and rent credits, divided by the occupied units as of April 30.
(3)

Monthly rental rate per square foot calculated as annualized contractual base rental income, net of free rent and excluding operating expense reimbursements, divided by the leased square feet as of April 30.

Occupancy Rates

Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period. Occupancy levels on a same-store property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. In the case of multifamily properties, lease arrangements with individual tenants vary from month-to-month to one-year leases. Leases on healthcare properties generally vary from month-to-month to 20 years.

Occupancy Levels on a Same-Store Property and All Property Basis:

Segments	Same-Store Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2016	2015	2014	2016	2015	2014
Multifamily	94.8%	95.1%	93.4%	90.8%	92.0%	93.0%
Healthcare	95.6%	95.3%	92.2%	89.4%	91.5%	92.5%

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

2016 Annual Report 22

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis and St. Cloud, Minnesota. We also have property management offices located in the states where we own properties. The day-to-day management of our properties is carried out by our own employees and in certain cases by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management. For example, during the fourth quarter of fiscal year 2015, we had transferred the property management of the majority of our office and retail properties to a third-party company as part of our plan to sell those assets. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our management contracts provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts in 60 days or less or upon the property manager’s failure to meet certain specified financial performance goals. With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards, and accordingly are commercially reasonable.

Summary of Real Estate Investment Portfolio

	(in thousands, except percentages)
As of April 30,	2016	%	2015	%	2014	%
Real estate investments
Property owned	$1,681,471		$1,335,687		$1,241,195
Less accumulated depreciation	(312,889)		(279,417)		(273,935)
	$1,368,582	95.0%	$1,056,270	85.5%	$967,260	88.4%
Development in progress	51,681	3.6%	153,994	12.4%	104,609	9.6%
Unimproved land	20,939	1.4%	25,827	2.1%	22,864	2.0%
Total real estate investments	$1,441,202	100.0%	$1,236,091	100.0%	$1,094,733	100.0%

2016 Annual Report 23

Summary of Individual Properties Owned as of April 30, 2016

The following table presents information regarding our 146 multifamily, healthcare and other properties held for investment, as well as unimproved land, development properties and properties held for sale as of April 30, 2016. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

		(in thousands)
		Investment
		(initial cost plus	Occupancy
		improvements less	as of
Property Name and Location	Units	impairment)	April 30, 2016

MULTIFAMILY
71 France - Edina, MN	181	$41,339	53.0%
11th Street 3 Plex - Minot, ND	3	84	66.7%
4th Street 4 Plex - Minot, ND	4	126	100.0%
Alps Park - Rapid City, SD	71	6,081	100.0%
Apartments on Main - Minot, ND	10	1,340	100.0%
Arbors - S Sioux City, NE	192	9,094	100.0%
Arcata - Golden Valley, MN	165	32,759	86.7%
Ashland - Grand Forks, ND	84	8,512	92.9%
Avalon Cove - Rochester, MN	187	35,699	95.7%
Boulder Court - Eagan, MN	115	9,573	100.0%
Brookfield Village - Topeka, KS	160	8,825	99.4%
Brooklyn Heights - Minot, ND	72	2,574	95.8%
Canyon Lake - Rapid City, SD	109	6,011	96.3%
Cardinal Point - Grand Forks, ND	251	49,772	44.2%
Cascade Shores - Rochester, MN	90	18,295	93.3%
Castlerock - Billings, MT	166	7,881	90.4%
Chateau I & II - Minot, ND	104	21,126	84.6%
Cimarron Hills - Omaha, NE	234	14,760	95.3%
Colonial Villa - Burnsville, MN	240	22,107	91.7%
Colony - Lincoln, NE	232	18,186	98.7%
Colton Heights - Minot, ND	18	1,193	83.3%
Commons at Southgate - Minot, ND	233	36,623	95.3%
Cottage West Twin Homes - Sioux Falls, SD	50	5,225	100.0%
Cottonwood - Bismarck, ND	268	22,279	84.3%
Country Meadows - Billings, MT	133	9,953	92.5%
Crestview - Bismarck, ND	152	6,378	98.7%
Crown - Rochester, MN	48	3,825	97.9%
Crown Colony - Topeka, KS	220	13,206	94.5%
Crystal Bay - Rochester, MN	76	11,858	94.7%
Cypress Court - St. Cloud, MN	196	20,624	96.4%

2016 Annual Report 24

		(in thousands)
		Investment
		(initial cost plus	Occupancy
		improvements less	as of
Property Name and Location	Units	impairment)	April 30, 2016
Dakota Commons - Williston, ND	44	10,517	86.4%
Deer Ridge - Jamestown, ND	163	24,897	50.9%
Evergreen - Isanti, MN	36	3,262	100.0%
Evergreen II - Isanti, MN	36	3,567	100.0%
Fairmont - Minot, ND	12	481	100.0%
First Avenue - Minot, ND	20	3,067	90.0%
Forest Park - Grand Forks, ND	269	14,135	93.7%
French Creek - Rochester, MN	40	4,936	100.0%
Gables Townhomes - Sioux Falls, SD	24	2,463	100.0%
Gardens - Grand Forks, ND	74	9,291	100.0%
Grand Gateway - St. Cloud, MN	116	9,019	95.7%
GrandeVille at Cascade Lake - Rochester, MN	276	55,586	74.6%
Greenfield - Omaha, NE	96	5,635	97.9%
Heritage Manor - Rochester, MN	182	10,286	98.4%
Homestead Garden - Rapid City, SD	152	15,076	99.3%
Indian Hills - Sioux City, IA	120	7,148	99.2%
Kirkwood Manor - Bismarck, ND	108	4,941	88.0%
Lakeside Village - Lincoln, NE	208	17,672	93.3%
Landing at Southgate - Minot, ND	108	17,399	89.8%
Landmark - Grand Forks, ND	90	2,852	97.8%
Legacy - Grand Forks, ND	360	30,594	92.2%
Legacy Heights - Bismarck, ND	119	15,174	74.8%
Mariposa - Topeka, KS	54	6,074	98.1%
Meadows - Jamestown, ND	81	6,629	87.7%
Monticello Village - Monticello, MN	60	4,849	95.0%
Northern Valley - Rochester, MN	16	860	100.0%
North Pointe - Bismarck, ND	73	5,068	86.3%
Northridge - Bismarck, ND	68	8,496	94.1%
Oakmont Estates - Sioux Falls, SD	79	5,981	98.7%
Oakwood Estates - Sioux Falls, SD	160	7,797	96.9%
Olympic Village - Billings, MT	274	14,917	86.5%
Olympik Village - Rochester, MN	140	9,458	94.3%
Oxbow Park - Sioux Falls, SD	120	6,734	96.7%
Park Meadows - Waite Park, MN	360	17,836	95.0%
Pebble Springs - Bismarck, ND	16	937	93.8%
Pinehurst - Billings, MT	21	1,119	85.7%
Pines - Minot, ND	16	437	100.0%
Plaza - Minot, ND	71	16,268	98.6%
Pointe West - Rapid City, SD	90	5,452	94.4%
Ponds at Heritage Place - Sartell, MN	58	5,359	100.0%
Prairie Winds - Sioux Falls, SD	48	2,535	91.7%
Quarry Ridge - Rochester, MN	313	33,968	99.0%

2016 Annual Report 25

		(in thousands)
		Investment
		(initial cost plus	Occupancy
		improvements less	as of
Property Name and Location	Units	impairment)	April 30, 2016
Red 20 - Minneapolis, MN	130	28,606	94.6%
Regency Park Estates - St. Cloud, MN	145	12,660	96.6%
Renaissance Heights - Williston, ND	288	62,800	43.8%
Ridge Oaks - Sioux City, IA	132	6,783	97.7%
Rimrock West - Billings, MT	78	5,525	96.2%
River Ridge - Bismarck, ND	146	25,706	95.2%
Rocky Meadows - Billings, MT	98	7,819	98.0%
Rum River - Isanti, MN	72	5,935	100.0%
Sherwood - Topeka, KS	300	19,231	96.7%
Sierra Vista - Sioux Falls, SD	44	2,815	95.5%
Silver Springs - Rapid City, SD	52	3,572	98.1%
South Pointe - Minot, ND	196	13,934	87.8%
Southpoint - Grand Forks, ND	96	10,564	96.9%
Southview - Minot, ND	24	1,089	87.5%
Southwind - Grand Forks, ND	164	8,724	98.8%
Summit Park - Minot, ND	95	3,906	89.5%
Sunset Trail - Rochester, MN	146	16,076	91.8%
Temple - Minot, ND	4	234	100.0%
Terrace Heights - Minot, ND	16	489	93.8%
Thomasbrook - Lincoln, NE	264	14,484	97.0%
Valley Park - Grand Forks, ND	167	8,098	97.0%
Villa West - Topeka, KS	308	18,502	97.7%
Village Green - Rochester, MN	36	3,539	100.0%
West Stonehill - Waite Park, MN	312	17,542	96.2%
Westridge - Minot, ND	33	2,264	97.0%
Westwood Park - Bismarck, ND	65	4,000	96.9%
Whispering Ridge - Omaha, NE	336	28,588	98.5%
Williston Garden - Williston, ND	145	19,311	66.2%
Winchester - Rochester, MN	115	8,247	95.7%
Woodridge - Rochester, MN	108	8,786	99.1%
TOTAL MULTIFAMILY	12,950	$1,243,909	90.8%

2016 Annual Report 26

		(in thousands)
	Approximate	Investment
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	April 30, 2016

HEALTHCARE
2800 Medical Building - Minneapolis, MN	53,603	$9,886	85.6%
2828 Chicago Avenue - Minneapolis, MN	56,239	17,325	100.0%
Airport Medical - Bloomington, MN*	24,218	4,729	100.0%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	53,896	10,050	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	36,199	6,537	92.9%
Denfeld Clinic - Duluth, MN	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,624	100.0%
Edina 6363 France Medical - Edina, MN*	70,934	15,994	100.0%
Edina 6405 France Medical - Edina, MN*	55,478	12,458	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	1,040	100.0%
Edina 6525 Drew Avenue - Edina, MN	3,431	505	100.0%
Edina 6525 France SMC II - Edina, MN	67,409	14,965	95.1%
Edina 6545 France SMC I - Edina MN*	227,626	48,055	91.5%
Edina 6565 France SMC III - Edina, MN	57,624	34,233	24.5%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN*	43,404	8,480	100.0%
Gateway Clinic - Sandstone, MN*	12,444	1,776	100.0%
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	114,316	21,601	100.0%
High Pointe Health Campus - Lake Elmo, MN	60,558	14,007	75.5%
Lakeside Medical Plaza - Omaha, NE	27,819	6,113	100.0%
Mariner Clinic - Superior, WI*	28,928	4,056	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	57,212	9,439	92.0%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,967	100.0%
Pavilion I - Duluth, MN*	45,081	10,174	100.0%
Pavilion II - Duluth, MN	73,000	19,325	100.0%
PrairieCare Medical - Brooklyn Park, MN	70,756	24,440	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	13,529	92.9%
St Michael Clinic - St Michael, MN	10,796	2,851	100.0%
Trinity at Plaza 16 - Minot, ND	24,795	9,593	100.0%
Wells Clinic - Hibbing, MN	18,810	2,661	100.0%
TOTAL HEALTHCARE	1,445,379	$337,920	94.9%

2016 Annual Report 27

		(in thousands)
	Approximate	Investment
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	April 30, 2016
OTHER
1st Avenue Building - Minot, ND	4,427	$367	100.0%
17 South Main - Minot, ND	2,454	287	100.0%
Bismarck 715 East Broadway - Bismarck, ND	22,187	2,798	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	101,567	7,473	100.0%
Dakota West Plaza - Minot , ND	16,921	615	78.0%
Grand Forks Carmike - Grand Forks, ND	28,528	2,546	100.0%
Lexington Commerce Center - Eagan, MN	90,260	6,882	100.0%
Minot 1400 31st Ave - Minot, ND	48,960	11,573	76.3%
Minot 2505 16th Street SW - Minot, ND	15,000	2,318	100.0%
Minot Arrowhead - Minot, ND	81,594	8,870	96.0%
Minot IPS - Minot, ND	27,698	6,368	100.0%
Minot Southgate Wells Fargo Bank - Minot, ND	4,998	3,229	100.0%
Minot Southgate Retail - Minot, ND	7,963	2,623	- %
Plaza 16 - Minot, ND	50,610	9,693	100.0%
Roseville 3075 Long Lake Road - Roseville, MN	220,557	12,825	83.6%
Urbandale 3900 106th Street - Urbandale, IA	518,161	15,555	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,620	100.0%
TOTAL OTHER	1,311,485	$99,642	95.8%
SUBTOTAL	2,769,814	$1,681,471

		(in thousands)
		Investment
		(initial cost plus
		improvements less
Property Name and Location		impairment)

UNIMPROVED LAND
Badger Hills - Rochester, MN		$1,050
Bismarck 4916 - Bismarck, ND		3,267
Bismarck 700 E Main - Bismarck, ND		882
Creekside Crossing - Bismarck, ND		4,352
Grand Forks - Grand Forks, ND		4,278
Isanti Unimproved - Isanti, MN		58
Minot 1525 24th Ave SW - Minot, ND		1,262
Rapid City Unimproved- Rapid City, SD		1,376
Renaissance Heights - Williston, ND		3,930
Urbandale - Urbandale, IA		114
Weston - Weston, WI		370
TOTAL UNIMPROVED LAND		$20,939

DEVELOPMENT IN PROGRESS
71-France - Edina, MN		30,415
Monticello 7th Addition - Monticello, MN		17,507
Other		3,759
TOTAL DEVELOPMENT IN PROGRESS		$51,681

TOTAL UNITS - MULTIFAMILY	12,950
TOTAL SQUARE FOOTAGE - COMMERCIAL	2,769,814
TOTAL REAL ESTATE		$1,754,091

2016 Annual Report 28

		(in thousands)
	Approximate	Investment
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage or Units	impairment)	April 30, 2016
HELD FOR SALE
Casper 1930 E 12th Street (Park Place) - Casper, WY(2)	65,160	7,515	100.0%
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(2)	57,822	12,582	100.0%
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(2)	47,509	13,143	100.0%
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(2)	54,072	9,618	100.0%
Edgewood Vista - Belgrade, MT(2)	5,192	1,943	100.0%
Edgewood Vista - Billings, MT(2)	11,800	3,915	100.0%
Edgewood Vista - Bismarck, ND(2)	74,112	10,722	100.0%
Edgewood Vista - Brainerd, MN(2)	82,535	10,502	100.0%
Edgewood Vista - Columbus, NE(2)	5,194	1,398	100.0%
Edgewood Vista - East Grand Forks, MN(2)	18,488	4,506	100.0%
Edgewood Vista - Fargo, ND(2)	167,391	25,677	100.0%
Edgewood Vista - Fremont, NE(2)	6,042	605	100.0%
Edgewood Vista - Grand Island, NE(2)	5,185	1,346	100.0%
Edgewood Vista - Hastings, NE(2)	6,042	628	100.0%
Edgewood Vista - Hermantown I, MN(2)	119,349	20,253	100.0%
Edgewood Vista - Hermantown II, MN(2)	160,485	12,178	100.0%
Edgewood Vista - Kalispell, MT(2)	10,295	1,197	100.0%
Edgewood Vista - Minot, ND(2)	108,503	15,440	100.0%
Edgewood Vista - Missoula, MT(2)	10,150	1,035	100.0%
Edgewood Vista - Norfolk, NE(2)	5,135	1,258	100.0%
Edgewood Vista - Omaha, NE(2)	6,042	691	100.0%
Edgewood Vista - Sioux Falls, SD(2)	11,800	3,042	100.0%
Edgewood Vista - Spearfish, SD(2)	84,126	9,563	100.0%
Edgewood Vista - Virginia, MN(2)	147,183	16,650	100.0%
Georgetown Square - Grand Chute, WI	n/a	250	n/a
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(2)	62,291	11,853	100.0%
Legends at Heritage Place - Sartell, MN(2)	98,174	10,890	100.0%
Legends at Heritage Place - Sartell, MN	n/a	537	n/a
Pinecone Villas - Sartell, MN	24	2,822	100.0%
Sartell 2000 23rd Street South - Sartell, MN(2)	59,760	6,400	- %
Spring Creek-American Falls - American Falls, ID(2)	17,273	4,070	100.0%
Spring Creek-Boise - Boise, ID(2)	16,311	5,075	100.0%
Spring Creek-Eagle - Eagle, ID(2)	15,559	4,100	100.0%
Spring Creek-Fruitland - Fruitland, ID(2)	39,500	7,115	100.0%
Spring Creek Fruitland - Fruitland, ID	n/a	339	n/a
Spring Creek-Meridian - Meridian, ID(2)	31,820	7,250	100.0%
Spring Creek-Overland - Overland, ID(2)	26,605	6,725	100.0%
Spring Creek-Soda Springs - Soda Springs, ID(2)	15,571	2,253	100.0%
Spring Creek-Ustick - Meridian, ID(2)	26,605	4,300	100.0%
Stone Container - Fargo, ND	195,075	7,141	100.0%
TOTAL HELD FOR SALE		266,527
TOTAL UNITS	24
TOTAL SQUARE FOOTAGE	1,874,156

(1)	Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.
(2)	Properties classified as discontinued operations.

2016 Annual Report 29

Mortgages Payable and Line of Credit

As of April 30, 2016, mortgage loans on the above properties, including properties held for sale, totaled $886.1 million. Of this amount, on April 30, 2016, $196.8 million, or 22.2%, is represented by variable rate mortgages on which the future interest rate will vary based on changes in the interest rate index for each respective loan. As of April 30, 2016, our management believes there are no material defaults or material compliance issues in regards to any of these mortgages payable. Principal payments due on our mortgage indebtedness are as follows:

	(in thousands)
	Mortgages	Mortgages
	on Properties	on Properties
	Held for	Held for
Fiscal Year Ended April 30,	Investment	Sale
2017	$102,636	$48,046
2018	54,931	1,106
2019	144,436	6,921
2020	103,537	612
2021	154,389	4,901
Thereafter	257,395	7,237
Total	$817,324	$68,823

We also have a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota (“First International Bank”), as lead bank. The line of credit has lending commitments of $100.0 million, a current interest rate of 4.75%, a maturity date of September 1, 2017 and a minimum outstanding principal balance requirement of $17.5 million, and is secured by mortgages on 17 properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. As of April 30, 2016, participants included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota, First Western Bank and Trust, Dacotah Bank, United Community Bank, American State Bank & Trust Company, Town & Country Credit Union, Highland Bank and United Bankers’ Bank. As of April 30, 2016, our outstanding principal balance under the line of credit was $17.5 million.

The line of credit includes covenants and restrictions requiring us to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and we are also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2016, we believe we are in compliance with the covenants under the line of credit.

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases in place as of April 30, 2016 at healthcare properties held for investment, assuming that no options to renew or buy out the leases are exercised, are as follows:

(in thousands)
Fiscal Year Ended April 30,	Lease Payments
2017	28,558
2018	26,235
2019	22,289
2020	18,423
2021	17,216
Thereafter	112,551
Total	$225,272

2016 Annual Report 30

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants and retain existing tenants, we plan for a reasonable amount of capital improvements. In addition, we have launched a value add program whereby we will commit an estimated $3.5 million per quarter to rehab 4,000 units. Under this program, apartments will be remodeled as the leases expire and upgrades will include a variety of new appliances, flooring, lighting, kitchen cabinets, and bathroom upgrades. For the year ended April 30, 2016, excluding discontinued operations, we spent approximately $34.6 million on capital improvements, tenant improvements and other capital expenditures.

We define recurring capital expenditures as those made on a regular or recurring basis to maintain a property’s competitive position within its market, generally with a depreciable life of 5 to 12 years, but excluding (a) capital expenditures made in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., excluding capital expenditures on non-same-store properties), (b) improvements associated with the expansion or re-development of a building, (c) renovations to a building which change the underlying classification of the building or (d) capital improvements that represent the addition of something new to a property, rather than the replacement of an existing item. We believe that recurring capital expenditures is a useful measure of performance because it provides an indication of the expenses that we can expect to incur on an on-going basis. Non-recurring capital expenditures correspond to major capital expenditures for items such as roof replacements or items that result in something new being added to the property (for example, the addition of a new heating and air conditioning unit that is not replacing one previously there), generally with a depreciable life of 20 to 40 years, and include expenditures completed in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., including capital expenditures on non-same-store properties). The following table shows total and weighted average per square foot/unit recurring and non-recurring capital expenditures (excluding capital expenditures recoverable from tenants and capital expenditures at properties sold or classified as held for sale during the period), and, for our same-store healthcare segment, tenant improvements (excluding tenant-funded tenant improvements) and leasing costs, for the three years ended April 30, 2016, 2015 and 2014.

	(in thousands except per SF or Unit data)
	Years Ended April 30,
	2016		2015		2014
		Cost/SF		Cost/SF			Cost/SF
	Amount	or Unit	Amount	or Unit	Amount		or Unit
Multifamily Properties:

Recurring capital expenditures	$5,553	$564	$5,444	$550		$4,956	$589
Non-recurring capital expenditures, excluding value add expenditures	9,083	701	9,663	815		11,355	1,053
Value add expenditures(1)	4,463	7,553	—	—	—	—	—

Healthcare Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$—	$—	$691	$0.24		$—	$—
Non-recurring capital expenditures	77	0.05	821	0.28		612	0.20
Tenant improvements at same-store properties	1,073	0.83	1,427	0.50		3,235	1.11
Leasing costs at same-store properties	554	0.43	353	0.12		518	0.18
(1)	Amount represents total spent on completed and in-progress units during the period. Cost per unit represents the average amount spent on completed units during the period.

2016 Annual Report 31

Contracts or Options to Purchase

We have granted options to purchase certain of our properties to tenants under their lease agreements. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2016, our properties subject to purchase options are as follows:

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2016	2015	2014
Billings 2300 Grant Road - Billings, MT	$2,522	$327	$318	$308
Missoula 3050 Great Northern - Missoula, MT	2,723	352	343	332
Sartell 2000 23rd Street South - Sartell, MN	8,298	0	141	357
Spring Creek American Falls- American Falls, ID(1)	4,070	352	352	352
Spring Creek Boise - Boise, ID(1)	5,075	440	440	440
Spring Creek Eagle - Eagle, ID(1)	4,100	356	356	356
Spring Creek Fruitland - Fruitland, ID(1)	7,115	608	606	141
Spring Creek Meridian - Meridian, ID(1)	7,250	624	624	624
Spring Creek Overland - Overland, ID(1)	6,725	580	580	580
Spring Creek Soda Springs - Soda Springs, ID(1)	2,253	196	196	196
Spring Creek Ustick - Meridian, ID(1)	4,300	368	368	368
St. Michael Clinic - St. Michael, MN	2,851	256	253	252
Urbandale - Urbandale, IA	15,555	1,594	1,573	1,541
PrairieCare – Brooklyn Park, MN	24,408	1,564	0	0
Total	$97,245	$7,617	$6,150	$5,847

(1)

Subsequent to fiscal year end, the tenant in our Spring Creek senior housing portfolio exercised its option to purchase the properties for a sale price of $43.5 million. These are our only senior housing properties that have purchase options and they were classified as held for sale at April 30, 2016.

Properties by State

The following table presents, as of April 30, 2016, the total amount of property held for investment, net of accumulated depreciation, by state:

	(in thousands)
State	Multifamily	Healthcare	Other	Total	% of Total
Minnesota	$396,035	$233,456	$26,492	$655,983	47.9%
North Dakota	409,495	8,544	40,374	458,413	33.5%
Nebraska	88,830	6,021	—	94,851	6.9%
South Dakota	53,207	—	—	53,207	3.9%
Kansas	47,874	—	—	47,874	3.5%
Montana	29,349	3,467	—	32,816	2.4%
Iowa	9,963	—	12,601	22,564	1.7%
Wisconsin	—	2,874	—	2,874	0.2%
Total	$1,034,753	$254,362	$79,467	$1,368,582	100.0%

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. Mine Safety Disclosures

Not Applicable

2016 Annual Report 32

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

			Distributions Declared
Quarter Ended	High	Low	(per share and unit)
Fiscal Year 2016
April 30, 2016	$7.48	$5.97	$0.1300
January 31, 2016	8.39	6.24	0.1300
October 31, 2015	8.16	6.51	0.1300
July 31, 2015	7.44	6.93	0.1300

			Distributions Declared
Quarter Ended	High	Low	(per share and unit)
Fiscal Year 2015
April 30, 2015	$8.31	$7.09	$0.1300
January 31, 2015	8.60	8.05	0.1300
October 31, 2014	8.59	7.49	0.1300
July 31, 2014	9.21	8.52	0.1300

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

Shareholders

As of June 22, 2016, there were approximately 3,644 common shareholders of record.

Unregistered Sales of Shares

Under the terms of IRET Properties’ Agreement of Limited Partnership, limited partners have the right to require the IRET Properties to redeem their limited partnership units for cash any time following the first anniversary of the date they acquired such units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such units by either making a cash payment or exchanging the units for our common shares, on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 units, or, if such limited partner holds less than 1,000 units, for less than all of the units held by such limited partner. IRET Properties and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

During the fiscal years ended April 30, 2016, 2015 and 2014, respectively, we issued an aggregate of 36,156, 471,800 and 254,948 unregistered common shares to limited partners of IRET Properties upon exercise of their Exchange Rights regarding an equal number of units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.

2016 Annual Report 33

Issuer Purchases of Shares

Our Board of Trustees has authorized a share repurchase program of up to $50.0 million worth of our common shares over a one year period. Effective September 14, 2015 and December 15, 2015, as part of the implementation of the program, we established written trading plans (“Plans”) that provide for share repurchases in open market transactions for $25.0 million and $10.0 million, respectively, which are intended to comply with Rule 10b5-1 under the Securities Exchange Act. The extent to which common shares are repurchased and the timing of such repurchases will depend upon a variety of factors, including prevailing market conditions, regulatory requirements and other factors. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time in our discretion. We did not repurchase any of our common shares during the fourth quarter of fiscal year 2016.

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

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2011 and ending April 30, 2016, the cumulative total returns for our common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT Equity REITs Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE, the American Stock Exchange and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2011, the last trading day of fiscal year 2011, $100 was invested in our common shares and in each of the indexes. The comparison assumes the reinvestment of all distributions. Cumulative total shareholder returns for our common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on our fiscal year ending April 30.

2016 Annual Report 34

Total Return Performance
Investors Real Estate Trust
S&P 500
FTSE NAREIT Equity REITs
Index Value
180
160
140
120
100
80
60
04/30/11
04/30/12
04/30/13
04/30/14
04/30/15
04/30/16

	FY11	FY12	FY13	FY14	FY15	FY16
Investors Real Estate Trust	100.00	82.26	117.93	112.39	98.48	89.02
S&P 500	100.00	104.76	122.45	147.48	166.62	168.63
FTSE NAREIT Equity REITs	100.00	109.81	131.28	132.42	150.15	161.96

Source:  SNL Financial LC

2016 Annual Report 35

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2016	2015	2014	2013	2012
Consolidated Income Statement Data
Revenue	$188,320	$179,321	$164,590	$149,572	$130,110
Impairment of real estate investments in continuing and discontinued operations	$5,983	$6,105	$44,426	$—	$—
Gain on debt extinguishment	$29,230	$—	$—	$—	$—
Gain (loss) on sale of discontinued operations and real estate and other investments	$9,640	$6,093	$(51)	$—	$—
Income from continuing operations	$19,280	$19,506	$5,898	$12,275	$2,890
Income (loss) from discontinued operations	$57,322	$9,178	$(22,838)	$17,697	$6,816
Net income (loss)	$76,602	$28,684	$(16,940)	$29,972	$9,706
Net (income) loss attributable to noncontrolling interests – Operating Partnership	$(7,032)	$(1,526)	$4,676	$(3,633)	$(1,359)
Net income (loss) attributable to Investors Real Estate Trust	$72,006	$24,087	$(13,174)	$25,530	$8,212
Consolidated Balance Sheet Data
Total real estate investments	$1,441,202	$1,236,091	$1,094,733	$1,046,933	$916,200
Total assets	$1,760,177	$1,997,837	$1,869,221	$1,889,554	$1,714,367
Mortgages payable	$817,324	$596,965	$604,844	$638,439	$596,106
Revolving lines of credit	$17,500	$60,500	$22,500	$10,000	$39,000
Total Investors Real Estate Trust shareholders’ equity	$618,758	$652,110	$592,184	$612,787	$432,989

Consolidated Per Common Share Data (basic and diluted)
Income (loss) from continuing operations - Investors Real Estate Trust	$0.08	$0.04	$(0.05)	$0.02	$0.00
Income (loss) from discontinued operations - Investors Real Estate Trust	$0.41	$0.07	$(0.18)	$0.15	$0.07
Net income (loss)	$0.49	$0.11	$(0.23)	$0.17	$0.07
Distributions	$0.52	$0.52	$0.52	$0.52	$0.56

CALENDAR YEAR	2015	2014	2013	2012	2011
Tax status of distributions
Capital gain	11.99%	23.09%	3.09%	2.41%	37.48%
Ordinary income	36.28%	25.74%	28.41%	23.17%	18.04%
Return of capital	51.73%	51.17%	68.50%	74.42%	44.48%

For the fiscal year ended April 30, 2016, we recognized approximately $55.2 million of net capital gain for federal income tax purposes. We designate the entire $55.2 million of net capital gain as capital gain dividends.

2016 Annual Report 36

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2016.

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real properties. Our investments include multifamily, healthcare and other properties located primarily in the upper Midwest states of Minnesota and North Dakota.

In January 2015, we announced our intention to sell substantially all of our office and retail properties. During the first quarter of fiscal year 2016, we classified as held for sale and discontinued operations 48 office properties, 17 retail properties and 1 healthcare property and reduced our number of reportable segments from five to three when our office and retail segments fell below the quantitative thresholds for reporting as reportable segments due to dispositions. During the last quarter of fiscal year 2016, we further reduced our number of reportable segments from three to two due to our industrial segment not meeting the quantitative thresholds.

As of April 30, 2016, we held for investment 99 multifamily properties containing 12,950 apartment units and having a total real estate investment amount net of accumulated depreciation of $1.0 billion, and 47 commercial properties, consisting of healthcare, industrial, office and retail, containing approximately 2.9 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $333.8 million. As of April 30, 2016, we held for sale 1 multifamily property, 36 commercial properties and 3 parcels of land.

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

Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment for impairment, if any. Depreciation requires an estimate by management of the useful life of each property as well as an allocation of the costs associated with a property to its various components. As described further below, the process of allocating property costs to its components involves a considerable amount of subjective judgments to be made by management. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment. Maintenance and repairs are charged to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.

Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases and tenant relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings and personal property based on management’s determination of the relative fair value of these assets. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a merger or in a portfolio acquisition.

2016 Annual Report 37

Other intangible assets acquired include amounts for in-place lease values that are based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, consideration of current market conditions and costs to execute similar leases. We also consider information about each property obtained during our pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

We follow the real estate project costs guidance in ASC 970, Real Estate – General in accounting for the costs of development and re-development projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements (in the case of commercial properties) or upon issuance of a certificate of occupancy (in the case of multifamily properties). General and administrative costs are expensed as incurred.

Property sales or dispositions are recorded when title transfers, we receive sufficient consideration and we have no significant continuing involvement with the property sold.

Real Estate Held For Sale.  Properties are classified as held for sale when they meet the necessary criteria, which include: (a) management, having the authority to approve the action, commits to a plan to sell the asset and (b) the sale of the asset is probable and expected to be completed within one year. We generally consider these criteria met when the transaction has been approved by our Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

Prior to February 1, 2014, we reported in discontinued operations the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014, we adopted Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360):  Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on our consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.

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

Allowance for Doubtful Accounts. We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts (approximately $97,000 as of April 30, 2016) for estimated losses resulting from the

2016 Annual Report 38

inability of tenants to make required payments under their respective lease agreements. We also maintain an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $333,000 as of April 30, 2016). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results, reported results would be impacted.

Revenue Recognition.  We have the following revenue sources and revenue recognition policies:

•

Base Rents - income arising from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis, which includes the effects of rent increases and abated rent under the leases.  Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Rental revenue is recorded for the full term of each lease on a straight-line basis. Accordingly, we record a receivable from tenants for rents that we expect to collect over the remaining lease term as deferred rents receivable. When we acquire a property, the term of the existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Revenue recognition is considered to be critical because the evaluation of the reliability of such deferred rents receivable involves management's assumptions relating to such tenant's viability.

•

Percentage Rents - income arising from healthcare tenant leases which are contingent upon the gross revenue of the tenant exceeding a defined threshold. These rents are recognized only after the contingency has been removed (i.e., gross revenue thresholds have been achieved).

•

Expense Reimbursement Income – revenue arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

Income Taxes. We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to distribute to our shareholders 100% of our taxable income. Therefore, no provision for Federal income taxes is required. If we fail to distribute the required amount of income to our shareholders, we would fail to qualify as a REIT and substantial adverse tax consequences may result.

We have one TRS, acquired during fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For fiscal year 2016, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2016, 2015 and 2014. The TRS is the tenant in our Legends at Heritage Place senior housing facility.

Our taxable income is affected by a number of factors, including, but not limited to, the following: our tenants perform their obligations under their leases and our tax and accounting positions do not change. These factors, which impact our taxable income, are subject to change and many are outside of our control. If actual results vary, our taxable income may change.

Recent Accounting Pronouncements

For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

2016 Annual Report 39

Fiscal 2016 Significant Events and Transactions

During fiscal year 2016, we have successfully completed the following significant transactions, including acquisition, development, disposition and financing transactions, and experienced the following significant events:

Implementation of our Strategic Plan:

In January 2015, we announced our strategic plan to explore the possibility of selling substantially all of our office and retail properties during the calendar year of 2015 and directing new investments primarily towards multifamily and healthcare properties. During fiscal year 2016, we sold substantially all of our office and retail properties, consisting of sales of 40 office and 18 retail properties, and we acquired six multifamily properties and one healthcare properties.

Acquisitions, Dispositions, and Development Projects Placed in Service:

During fiscal year 2016, we added approximately 1,517 apartment units to our multifamily portfolio, through our acquisition of six multifamily properties and the placement in service of four multifamily development projects. We sold eight student housing properties, with a total of 391 units, for a net addition to the Company’s multifamily portfolio in fiscal year 2016 of approximately 1,126 apartment units. We also acquired one healthcare property in Omaha, NE, for a purchase price of $6.5 million.

During fiscal year 2016, in addition to the sale of our eight multifamily properties, we sold 63 healthcare, office, retail, industrial and unimproved properties for sales prices totaling $414.1 million.

On January 29, 2016, we transferred ownership of nine properties to the mortgage lender on a $122.6 million non-recourse loan and removed the debt obligation and accrued interest from our balance sheet. The properties had an estimated fair value of $89.3 million on the transfer date. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $36.5 million, representing the difference between the loan and accrued interest payable extinguished over the carrying value of the properties, cash, accounts payable and accounts receivable transferred as of the transfer date and related closing costs. There can be no assurance that the mortgage lender will not bring a claim against us for the remaining liability.

Share Repurchase Program:

Our Board of Trustees authorized a share repurchase program of up to $50.0 million worth of our common shares over a one year period. Effective September 14, 2015 and December 15, 2015, as part of the implementation of the program, we established written trading plans (“Plans”) that provide for share repurchases in open market transactions for $25.0 million and $10.0 million, respectively, which are intended to comply with Rule 10b5-1 under the Securities Exchange Act. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time in our discretion. During fiscal year 2016, we repurchased approximately 4.6 million common shares on the open market for an aggregate total of approximately $35.0 million.

Commitment Increase to Credit Facility:

Under the terms of the First Amendment to the Amended and Restated Loan Agreement with First International Bank as lead bank, the commitment amount may be increased from $90.0 million up to $100.0 million upon meeting various conditions. During the first quarter of fiscal year 2016, we met such conditions, including providing additional collateral, and the total commitment amount was increased to $100.0 million.

Changes in our Board of Trustees:

On June 23, 2015, Jeffrey P. Caira was appointed as a Trustee of our Board of Trustees. On October 13, 2015, Pamela J. Moret tendered her letter of resignation from our Board of Trustees, and her resignation became effective on December 31, 2015. On April 19, 2016, Michael T. Dance and John A. Schissel were appointed as Trustees of our Board of Trustees.

2016 Annual Report 40

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong. Investors have abundant equity and access to debt to facilitate acquisitions and developments. Prices and sales volumes are strong. Fundamentals are favorable across property types. The exception for us is in Williston, ND, an energy-impacted market, where we are experiencing very high vacancies and offering rent concessions to attract residents.

Our healthcare segment consists of medical office properties. The same-store healthcare segment remains stable with occupancy at 95.6%. A significant portion of our medical office portfolio is on campus and located in the Minneapolis Metropolitan Statistical Area (“MSA”) which has an 11.4% on campus vacancy rate as of calendar year-end 2015 according to Colliers International. We developed one new medical office building on our Southdale campus in Edina, MN and the property is in lease-up.

We experienced generally stable trends across most of our apartment investments during the fiscal year ended April 30, 2016, except in energy impacted markets. According to AXIOMetris Inc., the national apartment occupancy rate as of April 30, 2016 was 95.1%. Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We continue to observe considerable multifamily development activity in our markets, and as this new construction is completed, we will experience increased competition for residents. However, developers of new apartment projects are pushing up market rents to support the increasing costs of new developments. Many existing apartment owners of modestly older properties are making significant upgrades to their units and raising rents. The economic outlook of the Ninth Federal Reserve District, which overlays most of our geographic footprint, for 2016 is good according to the Federal Reserve Bank of Minneapolis.  Increases in employment and personal income growth are projected. The biggest challenge facing employers is hiring qualified workers. The unemployment rate is generally below the national average in most of the district’s states.

Same-Store and Non-Same-Store Properties

Throughout this Annual Report on Form 10-K, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as discontinued operations), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multifamily properties and 85% for commercial properties.

For the comparison of fiscal years 2016 and 2015, all or a portion of 60 properties were non-same-store, of which non-same-store properties 16 were redevelopment or in-service development properties. For the fiscal year 2016 to 2015 comparison, all or a portion of 27 properties were added to non-same-store and all or a portion of 6 properties were moved to same-store compared to the designations for the fiscal year 2015 to 2014 comparison. For the comparison of fiscal years 2015 and 2014, all or a portion of 39 properties were non-same-store, of which non-same-store properties 11 were redevelopment or in-service development properties.

While there are judgments to be made regarding changes in designation, we typically move properties from same-store to non-same-store when redevelopment has or is expected to have a significant impact on property net operating income within the fiscal year. Sold properties and properties designated as held for sale are moved to the non-same store category when so classified, and acquisitions are moved to same-store once we have owned the property for the entirety of comparable periods and the property is not under significant redevelopment or expansion. Our development projects in progress are not included in our non-same-store properties category until they are placed in-service, which occurs upon the substantial completion of a commercial property and when a multifamily development project is tenantable, generally upon receipt of a certificate of occupancy. They are then subsequently moved from non-same-store to same-store when the property has been in-service for the entirety of both periods being compared and has reached the target level of occupancy specified above.

2016 Annual Report 41

RESULTS OF OPERATIONS

Consolidated Results of Operations

The discussion that follows is based on our consolidated results of operations for the fiscal years ended April 30, 2016, 2015 and 2014.

	(in thousands)
	Year Ended April 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Real estate rentals	$170,698	$159,969	$145,028	$10,729	6.7%	$14,941	10.3%
Tenant reimbursement	17,622	19,352	19,562	(1,730)	(8.9)%	(210)	(1.1)%
TOTAL REVENUE	188,320	179,321	164,590	8,999	5.0%	14,731	9.0%
Property operating expenses, excluding real estate taxes	58,859	53,535	50,552	5,324	9.9%	2,983	5.9%
Real estate taxes	20,241	19,602	18,704	639	3.3%	898	4.8%
Depreciation and amortization	49,832	42,784	39,712	7,048	16.5%	3,072	7.7%
Impairment of real estate investments	5,543	4,663	7,700	880	18.9%	(3,037)	(39.4)%
General and administrative expenses	11,267	11,824	10,743	(557)	(4.7)%	1,081	10.1%
Acquisition and investment related costs	830	362	279	468	129.3%	83	29.7%
Other expenses	2,231	1,647	1,850	584	35.5%	(203)	(11.0)%
TOTAL EXPENSES	148,803	134,417	129,540	14,386	10.7%	4,877	3.8%
Gain on involuntary conversion	—	—	2,480	—	—%	(2,480)	(100.0)%
Operating income	39,517	44,904	37,530	(5,387)	(12.0)%	7,374	19.6%
Interest expense	(35,768)	(34,447)	(33,729)	(1,321)	3.8%	(718)	2.1%
Loss on extinguishment of debt	(106)	—	—	(106)	—%	—	—%
Interest income	2,256	2,238	1,906	18	0.8%	332	17.4%
Other income	317	718	242	(401)	(55.8)%	476	196.7%
Income before gain (loss) from sale of real estate and other investments, gain on bargain purchase and income (loss) from discontinued operations	6,216	13,413	5,949	(7,197)	(53.7)%	7,464	125.5%
Gain (loss) from sale of real estate and other investments	9,640	6,093	(51)	3,547	58.2%	6,144	(12,047.1)%
Gain on bargain purchase	3,424	—	—	3,424	—%	—	—%
Income from continuing operations	19,280	19,506	5,898	(226)	(1.2)%	13,608	230.7%
Income (loss) from discontinued operations	57,322	9,178	(22,838)	48,144	524.6%	32,016	(140.2)%
NET INCOME (LOSS)	76,602	28,684	(16,940)	47,918	167.1%	45,624	(269.3)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(7,032)	(1,526)	4,676	(5,506)	360.8%	(6,202)	(132.6)%
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	2,436	(3,071)	(910)	5,507	(179.3)%	(2,161)	237.5%
Net income (loss) attributable to Investors Real Estate Trust	72,006	24,087	(13,174)	47,919	198.9%	37,261	(282.8)%
Dividends to preferred shareholders	(11,514)	(11,514)	(11,514)	—	—%	—	—%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$60,492	$12,573	$(24,688)	47,919	381.1%	37,261	(150.9)%

2016 Annual Report 42

Revenues.  Total revenues increased by 5.0% to $188.3 million in fiscal year 2016, compared to $179.3 million in fiscal year 2015. Total revenues increased by 9.0% to $179.3 million in fiscal year 2015, compared to $164.6 million in fiscal year 2014. These increases were primarily attributable to the addition of new income-producing real estate properties, net of decreases from sold properties.

For fiscal year 2016, the increase in revenue of $9.0 million resulted from:

(in thousands)
Revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	$8,791
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2015	7,891
Decrease in revenue from same-store properties, excluding straight line rent(1)	(210)
Net change in straight line rent on same-store properties(1)	(202)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2016 and 2015	(7,271)
Net increase in total revenue	$8,999

(1)	See analysis of NOI by segment below for additional information.

For fiscal year 2015, the increase in revenue of $14.7 million resulted from:

(in thousands)
Revenue primarily from properties acquired and development projects placed in service in fiscal year 2015	$6,616
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2014	6,431
Increase in revenue from same-store properties, excluding straight line rent(1)	4,322
Net change in straight line rent on same-store properties(1)	(765)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2015 and 2014	(1,873)
Net increase in total revenue	$14,731

(1)	See analysis of NOI by segment below for additional information.

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 9.9% to $58.9 million in fiscal year 2016 compared to $53.5 million in fiscal year 2015. Of this $5.3 million increase, $4.0 million was attributable to non-same-store properties. Same-store properties accounted for $1.3 million of the increase, which was primarily driven by increased labor costs in certain of our markets and general maintenance expense.

Property operating expenses, excluding real estate taxes, increased by 5.9% to $53.5 million in fiscal 2015 compared to $50.6 million in fiscal year 2014. Of this $3.0 million increase, $2.0 million was attributable to non-same-store properties. Same-store properties accounted for $1.0 million of the increase, which was primarily driven by increased labor costs in certain of our markets and by increased insurance premiums.

Real Estate Taxes.  Real estate taxes increased by 3.3% to $20.2 million in fiscal year 2016 compared to $19.6 million in fiscal year 2015. An increase of $732,000 was attributable to the addition of new income-producing real estate properties, while same-store properties realized a decrease of $93,000 when compared to the same period in the prior year.

Real estate taxes increased by 4.8% to $19.6 million in fiscal year 2015, compared to $18.7 million in fiscal year 2014. An increase of $40,000 was attributable to the addition of new income-producing real estate properties. An increase of $858,000 was realized at same-store properties compared to the prior year primarily due to increased property valuations in our North Dakota markets. A property tax relief credit was in effect in the State of North Dakota for both periods, but the higher property valuations more than offset the effect of the credit for fiscal year 2015.

2016 Annual Report 43

Depreciation and Amortization. Depreciation and amortization increased by 16.5% to $49.8 million in fiscal year 2016, compared to $42.8 million in fiscal year 2015. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.

Depreciation and amortization related to real estate investments increased by 7.7% to $42.8 million in fiscal year 2015, compared to $39.7 million in fiscal year 2014. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements.

Impairment of Real Estate Investments.  During fiscal years 2016, 2015 and 2014, we incurred impairment losses of $5.5 million, $4.7 million and $7.7 million, respectively, in continuing operations. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information.

General and Administrative Expenses.  General and administrative expenses decreased by 4.7% to $11.3 million in fiscal year 2016, compared to $11.8 million in fiscal year 2015, primarily due to a decrease in compensation expense. General and administrative expenses increased by 10.1% to $11.8 million in fiscal year 2015, compared to $10.7 million in fiscal year 2014. This change was primarily due to an increase in share-based compensation expense.

Acquisition and Investment Related Costs.  Acquisition and investment related costs increased to approximately $830,000 in fiscal year 2016 compared to approximately $362,000 in fiscal year 2015, primarily due to increased costs related to development projects we are not pursuing.

Other Expenses.  Other expenses increased 35.5% to $2.2 million in fiscal year 2016, compared to $1.6 million in fiscal year 2015, primarily due to increased legal and consulting expenses. Other expenses decreased 11.0% to $1.6 million in fiscal year 2015, compared to $1.9 million in fiscal year 2014.

Gain on Involuntary Conversion.  No gains on involuntary conversion were recognized during fiscal years 2016 and 2015. During fiscal year 2014, we recognized a gain on involuntary conversion of $2.5 million. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information.

Interest Expense.  Components of interest expense in fiscal years 2016, 2015 and 2014 were as follows.

	(in thousands)
	Year Ended April 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Mortgage debt	$33,631	$32,382	$33,273	$1,249	3.9	$(891)	(2.7)%
Line of credit	1,629	2,039	691	(410)	(20.1)%	1,348	195.1%
Other	508	26	(235)	482	1,853.8%	261	111.1%
Total interest expense	$35,768	$34,447	$33,729	$1,321	3.8%	$718	2.1%

Mortgage interest increased by 3.9% to $33.6 million in fiscal year 2016, compared to $32.4 million in fiscal year 2015.  Mortgages on non-same-store properties added $3.1 million in fiscal year 2016, while mortgage interest on same-store properties decreased approximately $802,000 compared to fiscal year 2015, primarily due to loan payoffs.

Mortgage interest decreased by 2.7% to $32.4 million in fiscal year 2015, compared to $33.3 million in fiscal year 2014.  Mortgages on non-same-store properties added $1.1 million to our mortgage interest expense in fiscal year 2015, while mortgage interest on same-store properties decreased $1.0 million compared to fiscal year 2014, primarily due to loan payoffs.

Interest expense on our line of credit decreased by 20.1% to $1.6 million in fiscal year 2016, compared to $2.0 million in fiscal year 2015, primarily due to a lower average outstanding balance during fiscal year 2016 compared to the prior year. Interest expense on our line of credit increased by 195.1% to $2.0 million in fiscal year 2015, compared to approximately $691,000 in fiscal year 2014, primarily due to a higher average outstanding balance during fiscal year 2015 compared to the prior year.

Other interest consists of interest on our construction loans, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by 1,853.8% to

2016 Annual Report 44

approximately $508,000 in fiscal year 2016, compared to approximately $26,000 in fiscal year 2015, primarily due to interest on new construction loans. Other interest increased by 111.1%, or approximately 261,000, in fiscal year 2015 as compared to fiscal year 2014, primarily due to interest on new construction loans net of capitalized interest

Interest Income and Other Income.  We recorded interest income in fiscal years 2016, 2015 and 2014 of $2.3 million, $2.2 million and $1.9 million, respectively. The increase in interest income from fiscal year 2014 to fiscal year 2015 was primarily due to interest earned on a contract for deed that was in place for part of fiscal year 2014 and all of fiscal year 2015.

Other income consists of real estate tax appeal refunds and other miscellaneous income. We earned other income in fiscal years 2016, 2015 and 2014 of approximately $317,000, $718,000 and $242,000, respectively. The higher amount of other income in fiscal year 2015 was primarily due to an increase in real estate tax appeal and other refunds.

Gain on Sale of Real Estate and Other Investments. We recorded gains on sale of real estate and other investments in continuing operations of $9.6 million and $6.1 million in fiscal years 2016 and 2015 and a loss of approximately $51,000 in fiscal year 2014.

Gain on Bargain Purchase.    On March 22, 2016, we acquired a multifamily property in Rochester, MN, which had a fair value at acquisition of approximately $36.3 million, as appraised by a third party. The consideration exchanged for the property consisted of $15.0 million cash and approximately 2.5 million Units, valued at approximately $17.8 million. The fair value of the Units transferred was based on the closing market price of our common stock on the acquisition date of $7.09 per share. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired exceeded the total of the fair value of the consideration paid by approximately $3.4 million. The seller accepted consideration below the fair value of the property in order to do a partial tax-deferred exchange for Units.

Income from Discontinued Operations.    Prior to February 1, 2014, we reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014, we adopted ASU No. 2014-08.  Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result of the adoption of ASU No. 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on our consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation.

Income from discontinued operations in fiscal years 2016 and 2015 was $57.3 million and $9.2 million, respectively. Loss from discontinued operations in fiscal year 2014 was $22.8 million. We realized a gain on sale of discontinued operations for fiscal years 2016, 2015 and 2014 of $23.8 million, $0 and $7.0 million, respectively. See Note 12 of the Notes to Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of April 30, 2016 compared to April 30, 2015 decreased 0.3% in our multifamily segment and increased 0.3% in our healthcare segment on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties			All Properties
	As of April 30,			As of April 30,
Segments	2016	2015	2014	2016	2015	2014
Multifamily	94.8%	95.1%	93.4%	90.8%	92.0%	93.0%
Healthcare	95.6%	95.3%	92.2%	89.4%	91.5%	92.5%

2016 Annual Report 45

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

The following tables show real estate revenues, real estate operating expenses, gain on involuntary conversion and NOI by reportable operating segment for fiscal years 2016, 2015 and 2014. For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

The tables also show net operating income by reportable operating segment on a same-store property and non-same-store property basis. Same-store properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, which have achieved a target level of occupancy of 90% for multifamily properties and 85% for commercial properties. This comparison allows us to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a same-store property basis is useful to investors because it enables evaluation of how our properties are performing year over year. Management uses this measure to assess whether or not it has been successful in increasing net operating income, renewing the leases of existing tenants, controlling operating costs and appropriately handling capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store properties, since changes from one fiscal year to another in real estate revenue and expenses from non-same-store properties are due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.

2016 Annual Report 46

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal years 2016, 2015 and 2014.

	Year Ended April 30,
			2016 vs 2015				2015 vs 2014
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
All Segments

Real estate revenue
Same-store	$153,010	$153,422	$(412)	(0.3)%	$150,789	$147,232	$3,557	2.4%
Non-same-store(1)(2)	35,310	25,899	9,411	36.3%	28,532	17,358	11,174	64.4%
Total	$188,320	$179,321	$8,999	5.0%	$179,321	$164,590	$14,731	9.0%

Real estate expenses
Same-store	$63,898	$62,702	$1,196	1.9%	$62,636	$60,740	$1,896	3.1%
Non-same-store(1)(2)	15,202	10,435	4,767	45.7%	10,501	8,516	1,985	23.3%
Total	$79,100	$73,137	$5,963	8.2%	$73,137	$69,256	$3,881	5.6%

Gain on involuntary conversion
Same-store	$—	$—	$—	—%	$—	$—	$—	—%
Non-same-store(1)(2)	—	—	—	—%	—	2,480	(2,480)	(100.0)%
Total	$—	$—	$—	—%	$—	$2,480	$(2,480)	(100.0)%

Net operating income
Same-store	$89,112	$90,720	$(1,608)	(1.8)%	$88,153	$86,492	$1,661	1.9%
Non-same-store(1)(2)	20,108	15,464	4,644	30.0%	18,031	11,322	6,709	59.3%
Total	$109,220	$106,184	$3,036	2.9%	$106,184	$97,814	$8,370	8.6%
Depreciation/amortization	(49,832)	(42,784)			(42,784)	(39,712)
Impairment of real estate investments	(5,543)	(4,663)			(4,663)	(7,700)
General and administrative expenses	(11,267)	(11,824)			(11,824)	(10,743)
Acquisition and investment related costs	(830)	(362)			(362)	(279)
Other expenses	(2,231)	(1,647)			(1,647)	(1,850)
Interest expense	(35,768)	(34,447)			(34,447)	(33,729)
Loss on debt extinguishment	(106)	—			—	—
Interest and other income	2,573	2,956			2,956	2,148
Income (loss) before gain (loss) on sale of real estate and other investments and income from discontinued operations	6,216	13,413			13,413	5,949
Gain (loss) on sale of real estate and other investments	9,640	6,093			6,093	(51)
Gain on bargain purchase	3,424	—			—	—
Income (loss) from continuing operations	19,280	19,506			19,506	5,898
Income from discontinued operations(3)	57,322	9,178			9,178	(22,838)
Net income (loss)	$76,602	$28,684			$28,684	$(16,940)

(1)	Non-same-store properties consist of the following properties for the comparative periods of fiscal years 2016 and 2015 (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -

71 France, Edina, MN; Arcata, Golden Valley, MN; Avalon Cove, Rochester, MN; Cardinal Point, Grand Forks, ND; Cascade Shores, Rochester, MN; Chateau II, Minot, ND; Colonial Villa, Burnsville, MN;  Commons at Southgate, Minot, ND; Crystal Bay, Rochester, MN; Cypress Court I and II, St. Cloud, MN;  Dakota Commons, Williston, ND;  Deer Ridge, Jamestown, ND; French Creek, Rochester, MN; Gardens, Grand Forks, ND; GrandeVille at Cascade Lake, Rochester, MN; Homestead Garden, Rapid City, SD;  Legacy Heights, Bismarck, ND; Northridge, Bismarck, ND; Red 20, Minneapolis, MN;  Renaissance Heights, Williston, ND and Silver Springs, Rapid City, SD.

Total number of units, 3,097.

	Healthcare -	Edina 6565 France SMC III, Edina, MN; Lakeside Medical Plaza, Omaha, NE and PrairieCare Medical, Brooklyn Park, MN. Total rentable square footage, 156,199.
	Other -	Minot Southgate Retail, Minot, ND; Minot Southgate Wells Fargo Bank, Minot, ND and Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 233,518.

2016 Annual Report 47

Held for Sale -	Multifamily -	Pinecone Villas, Sartell, MN. Total number of units, 24.
	Healthcare -	Sartell 2000 23rd St, Sartell, MN. Total rentable square footage, 59,760.
	Other -	Stone Container, Fargo, ND. Total rentable square footage, 195,075.
Total NOI for held for sale properties for the twelve months ended April 30, 2016 and 2015, respectively, $776 and $830.

Sold -	Multifamily -

Campus Center, St. Cloud, MN; Campus Heights, St. Cloud, MN; Campus Knoll, St. Cloud, MN; Campus Plaza, St. Cloud, MN; Campus Side, St. Cloud, MN; Campus View, St. Cloud, MN; Cornerstone, St. Cloud, MN; Lancaster, St. Cloud, MN and University Park Place, St. Cloud, MN.

	Healthcare -	Jamestown Medical Office Building, Jamestown, ND and Nebraska Orthopaedic Hospital, Omaha, NE.
Other -

2030 Cliff Road, Eagan, MN; Burnsville Bluffs II, Burnsville, MN; Dewey Hill Business Center, Edina, MN; Eagan 2785 & 2795 Hwy 55, Eagan, MN; Fargo Express Community, Fargo, ND; Kalispell Retail Center, Kalispell, MT; Minot Arrowhead First International, Minot, ND; Minot Plaza, Minot, ND; Northgate I, Maple Grove, MN; Northgate II, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Thresher Square, Minneapolis, MN; Weston Retail and Walgreens, Weston, WI; Whitewater Plaza, Minnetonka, MN and Wirth Corporate Center, Golden Valley, MN.

Total NOI for sold properties for the twelve months ended April 30, 2016 and 2015, respectively, $2,403 and $6,308.

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

Total number of units, 1,949.

	Other -	Minot Southgate Wells Fargo Bank, Minot, ND and Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 225,555.

Held for Sale -	Healthcare -	Nebraska Orthopaedic Hospital, Omaha, NE. Total rentable square footage, 61,758.
	Other -	Thresher Square, Minneapolis, MN. Total rentable square footage, 117,144.
Total NOI for held for sale properties for the twelve months ended April 30, 2015 and 2014, respectively, $1,945 and $1,931.

Sold -	Multifamily -	Lancaster, St. Cloud, MN.
	Healthcare -	Jamestown Medical Office Building, Jamestown, ND.
Other -

2030 Cliff Road, Eagan, MN; Burnsville Bluffs II, Burnsville, MN; Dewey Hill Business Center, Edina, MN; Eagan 2785 & 2795 Hwy 55, Eagan, MN; Fargo Express Community, Fargo, ND; Kalispell Retail Center, Kalispell, MT; Northgate I, Maple Grove, MN; Northgate II, Maple Grove, MN; Plymouth I, Plymouth, MN; Plymouth II, Plymouth, MN; Plymouth III, Plymouth, MN; Plymouth IV-V, Plymouth, MN; Southeast Tech, Eagan, MN; Weston Retail and Walgreens, Weston, WI; Whitewater Plaza, Minnetonka, MN and Wirth Corporate Center, Golden Valley, MN.

Total NOI for sold properties for the twelve months ended April 30, 2015 and 2014, respectively, $3,724 and $3,904.

(3)	Discontinued operations include gain on disposals and income from operations for:

Held for Sale at April 30, 2016:  Casper 1930 E 12th St, Casper 3955 E 12th St, Cheyenne 4010 N College Dr, Cheyenne 4606 N College Dr, Edgewood Vista (“EV”) Belgrade, EV Billings, EV Bismarck, EV Brainerd, EV Columbus, EV East Grand Forks, EV Fargo, EV Fremont, EV Grand Island, EV Hastings, EV Hermantown I and II, EV Kalispell, EV Minot, EV Missoula, EV Norfolk, EV Omaha, EV Sioux Falls, EV Spearfish, EV Virginia, Laramie 1072 N 22nd St, Legends at Heritage Place, Spring Creek (“SC”) American Falls, SC Boise, SC Eagle, SC Fruitland, SC Meridian, SC Overland, SC Soda Springs and SC Ustick.

2016 Dispositions:  610 Business Center, 7800 West Brown Deer Road, American Corporate Center, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Burnsville Strip Center, Champlin South Pond, Chan West Village, Corporate Center West, Crosstown Centre, Duluth 4615 Grand, Duluth Denfeld Retail, Eden Prairie 6101 Blue Circle Drive, Farnam Executive Center, Flagship Corporate Center, Forest Lake Auto, Forest Lake Westlake Center, Gateway Corporate Center, Golden Hills Office Center, Grand Forks Medpark Mall, Granite Corporate Center, Great Plains, Highlands Ranch I and II, Interlachen Corporate Center, Intertech Building, Jamestown Buffalo Mall, Jamestown Business Center, Lakeville Strip Center, Mendota Office Center I-IV, Minnesota National Bank, Miracle Hills One,  Monticello C-Store, Northpark Corporate Center, Omaha 10802 Farnam Dr, Omaha Barnes & Noble, Pacific Hills, Pine City C-Store, Pine City Evergreen Square, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Riverport, Rochester Maplewood Square, Spring Valley IV, V, X and XI, St. Cloud Westgate, Superior Office Building, TCA Building, Three Paramount Plaza, Timberlands, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park, Westgate and Woodlands Plaza IV.

2016 Annual Report 48

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 0.5% or $544,000 in the twelve months ended April 30, 2016 compared to the same period in the prior fiscal year. A decrease of $913,000 was attributable to increased vacancy, primarily in our energy impacted markets of Williston, North Dakota and Minot, North Dakota. This decrease in revenue was offset by an increase of $332,000 that was the result of a ratio utility billings system implemented in the current year to recapture tenant utility expenses. All other real estate revenue items combined increased by $37,000.

Real estate expenses at same-store properties increased by 5.3% or $2.4 million in the twelve months ended April 30, 2016 compared to the same period in the prior fiscal year. The primary factors were increased administrative expenses of $1.9 million and increased maintenance expenses of $987,000. These increases were offset by a decrease in insurance expenses of $611,000 while all other expenses combined increased by $132,000 when compared to the prior year. The increase in administrative expenses was due to increased internal property management and labor costs while the increase in maintenance expenses was due to more general maintenance items being completed when compared to the prior year. The decrease in insurance expenses was due to a decrease in insurance premiums as well as a decrease in deductibles paid on insurance claims.

Real estate revenue from same-store properties in our multifamily segment increased by 3.4% or $3.2 million in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year. The ability to raise rents, which was the result of continued levels of high occupancy, accounted for an increase of $2.7 million while an increase of $311,000 was attributable to increased occupancy. Other fee items combined increased by $196,000.

Real estate expenses at same-store properties increased by 2.9% or $1.2 million in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year. The primary factors were increased real estate taxes of $880,000 and increased insurance expenses of $476,000. These increases were offset by a decrease in utilities expense of $580,000, while all other expenses combined increased by $463,000 when compared to the prior year. The increase in real estate taxes was primarily attributable to increased property valuations in our North Dakota markets. A property tax relief credit was in effect in the State of North Dakota both periods, but the higher property valuations more than offset the effect of the credit for fiscal year 2015. Insurance premium rates at same-store properties decreased, but total insurance premium costs rose due to an increase in insured values compared to the prior fiscal year. The decrease in utility costs was attributable to a decrease in utility rates and the effects of a milder weather on heating costs.

2016 Annual Report 49

	Years Ended April 30
			2016 vs 2015				2015 vs 2014
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$102,694	$103,238	$(544)	(0.5)%	$99,072	$95,831	$3,241	3.4%
Non-same-store	28,455	15,288	13,167	86.1%	19,454	6,228	13,226	212.4%
Total	$131,149	$118,526	$12,623	10.6%	$118,526	$102,059	$16,467	16.1%

Real estate expenses
Same-store	$47,186	$44,794	$2,392	5.3%	$44,140	$42,901	$1,239	2.9%
Non-same-store	13,291	6,378	6,913	108.4%	7,032	3,237	3,795	117.2%
Total	$60,477	$51,172	$9,305	18.2%	$51,172	$46,138	$5,034	10.9%

Gain on involuntary conversion
Same-store	$—	$—	$—	—%	$—	$—	$—	—%
Non-same-store	—	—	—	—%	—	2,480	(2,480)	(100.0)%
Total	$—	$—	$—	—%	$—	$2,480	$(2,480)	(100.0)%

Net operating income
Same-store	$55,508	$58,444	$(2,936)	(5.0)%	$54,932	$52,930	$2,002	3.8%
Non-same-store	15,164	8,910	6,254	70.2%	12,422	5,471	6,951	127.1%
Total	$70,672	$67,354	$3,318	4.9%	$67,354	$58,401	$8,953	15.3%

Occupancy	2016	2015			2015	2014
Same-store	94.8%	95.1%			94.7%	93.4%
Non-same-store	78.4%	77.1%			78.6%	87.4%
Total	90.8%	92.0%			92.0%	93.0%

Number of Units	2016	2015			2015	2014
Same-store	9,853	9,854			9,895	9,896
Non-same-store	3,121	1,990			1,949	883
Total	12,974	11,844			11,844	10,779

Healthcare

Real estate revenue from same-store properties in our healthcare segment decreased by 0.4% or $170,000 in the twelve months ended April 30, 2016 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to a decrease in the straight-line rent receivable of $356,000. This decrease was offset by an increase in tenant reimbursements of $200,000 while all other real estate revenue items combined decreased by $14,000.

Real estate expense from same-store properties decreased by 4.4% or $668,000 in the twelve months ended April 30, 2016 when compared to the same period of the prior fiscal year. The primary factors were decreases in other property expenses of $392,000 and real estate taxes of $248,000. The decrease in other property expenses, consisting of bad debt provision expenses, was due to a decrease in the estimated uncollectible accounts receivable. All other real estate expenses combined decreased by $28,000.

Real estate revenue from same-store properties in our healthcare segment increased by 0.7% or $297,000 in the twelve months ended April 30, 2015 compared to the same period in the prior fiscal year. Tenant reimbursements increased by $349,000 while all other real estate revenue items combined decreased by $52,000.

Real estate expenses from same-store properties decreased by 0.4% or $61,000 in the twelve months ended April 30, 2015 when compared to the same period from the prior fiscal year. The decrease in expenses was due to a decrease in utilities expense of $52,000 which resulted from a decrease in utility rates and a decrease in real estate taxes of $49,000. All other real estate expenses combined increased by $40,000.

2016 Annual Report 50

	Years Ended April 30
			2016 vs 2015				2015 vs 2014
	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$40,715	$40,885	$(170)	(0.4)%	$41,047	$40,750	$297	0.7%
Non-same-store	4,906	3,268	1,638	50.1%	3,106	3,348	(242)	(7.2)%
Total	$45,621	$44,153	$1,468	3.3%	$44,153	$44,098	$55	0.1%

Real estate expenses
Same-store	$14,541	$15,209	$(668)	(4.4)%	$15,728	$15,789	$(61)	(0.4)%
Non-same-store	1,480	1,031	449	43.5%	512	562	(50)	(8.9)%
Total	$16,021	$16,240	$(219)	(1.3)%	$16,240	$16,351	$(111)	(0.7)%

Net operating income
Same-store	$(26,174)	$(25,676)	$(498)	1.9%	$(25,319)	$(24,961)	$(358)	1.4%
Non-same-store	(3,426)	(2,237)	(1,189)	53.2%	(2,594)	(2,786)	192	(6.9)%
Total	$(29,600)	$(27,913)	$(1,687)	6.0%	$(27,913)	$(27,747)	$(166)	0.6%

Occupancy	2016	2015			2015	2014
Same-store	95.6%	95.3%			91.1%	92.2%
Non-same-store	52.2%	50.8%			100.0%	96.5%
Total	89.4%	91.5%			91.5%	92.5%

Rentable Square Footage	2016	2015			2015	2014
Same-store	1,289,180	1,289,209			1,348,969	1,349,087
Non-same-store	215,959	121,518			61,758	106,980
Total	1,505,139	1,410,727			1,410,727	1,456,067

Comparison of Results from Multifamily, Healthcare and Other Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our properties over the past three fiscal years:

	(in thousands, except percentages)
Fiscal Years Ended April 30	2016	%	2015	%	2014	%
Real Estate Investments – (cost before depreciation)
Multifamily	$1,243,909	74.0%	$946,520	70.9%	$753,731	60.7%
Healthcare	337,920	20.1%	284,342	21.3%	313,114	25.2%
Other	99,642	5.9%	104,825	7.8%	174,350	14.1%
Total	$1,681,471	100.0%	$1,335,687	100.0%	$1,241,195	100.0%
Net Operating Income
Multifamily	$70,672	64.7%	$67,354	63.4%	$58,401	59.7%
Healthcare	29,600	27.1%	27,913	26.3%	27,747	28.4%
Other	8,948	8.2%	10,917	10.3%	$11,666	11.9%
Total	$109,220	100.0%	$106,184	100.0%	$97,814	100.0%

2016 Annual Report 51

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on April 30, 2016, for all commercial properties owned by us, including those held for sale, measured by percentage of total commercial minimum rents as of April 1, 2016. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than approximately 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 28.4% of our total commercial minimum rents as of April 1, 2016.

As of April 30, 2016, 16 of our 47 commercial properties held for investment, along with our held for sale properties including all 20 of our Edgewood Vista properties, all 8 of our Idaho Spring Creek senior housing properties, and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

We regularly monitor the relative credit risk of our significant tenants, including our triple net tenants. The metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and to the industry in which it operates, and include the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which it operates, that may change over time. Prior to signing a lease with a tenant, we generally assess the prospective tenant’s credit quality through a review of its financial statements and tax returns, and the result of that review is a factor in establishing the rent to be charged (e.g., higher risk tenants will be charged higher rent). Over the course of a lease, our property management and asset management personnel have regular contact with tenants and tenant employees, and, where the terms of the lease permit, receive tenant financial information for periodic review, or review publicly-available financial statements, in the case of public company tenants or non-profit entities, such as hospital systems, whose financial statements are required to be filed with state agencies. Through these means we monitor tenant credit quality.

% of Total Commercial
Minimum Rents
Lessee	as of April 1, 2016
Affiliates of Edgewood Vista	28.4%
Fairview Health Services	7.2%
St. Lukes Hospital of Duluth, Inc.	6.3%
PrairieCare Medical LLC	4.3%
HealthEast Care System	3.4%
Quality Manufacturing Corp	2.0%
Westrock CP LLC	1.8%
Allina Health	1.6%
Children's Hospitals & Clinics	1.6%
Noran Neurological Clinic	1.4%
All Others	42.0%
Total Monthly Commercial Rent as of April 1, 2016	100.0%

Healthcare Leasing Activity

During fiscal year 2016, we executed new and renewal leases for our same-store healthcare properties on 201,989 square feet. Due to our leasing efforts, occupancy in our same-store healthcare portfolio increased to 95.6% as of April 30, 2016, up from 95.3% as of April 30, 2015.

2016 Annual Report 52

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels are as follows for the years ended April 30, 2016 and 2015 respectively.

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	45,446	21,153	156,543	109,661	201,989	130,814	95.6%	95.3

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

New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties during the years ended April 30, 2016 and 2015, respectively:

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	45,446	21,153	6.6	5.4	19.97	17.57	12.99	31.58	3.24	5.81

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

Our ability to maintain or increase occupancy rates is a principal driver of maintaining and increasing the average effective rents in our healthcare segment. The increase in the average effective rental rates of new leases executed in our healthcare segment in fiscal year 2016 when compared to new leases executed in the prior year is due to the signing of a 3,174 square foot lease for storage space at our St. Paul, Minnesota Ritchie Medical Plaza property for $3.78 per square foot in fiscal year 2015. Absent this transaction, the average effective rental rate for leases executed in our healthcare segment in fiscal year 2015 would have been $20.00 per square foot.

Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment for the years ended April 30, 2016 and 2015, respectively (square feet data in thousands):

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	156,543	109,661	92.2%	73.2%	4.7	5.8	5.7	(3.5)	9.40	10.87	2.65	1.56

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

2016 Annual Report 53

The increase in the average growth in effective rents for the healthcare segment in fiscal year 2016 when compared to the prior fiscal year is due to a 45,081 square foot lease renewal executed with the existing single tenant at our Pavilion I property in Duluth, Minnesota in fiscal year 2015. This lease was renewed at a lower rate than the previous expiring lease due to very low leasing transaction costs associated with the lease renewal. Absent this transaction, the weighted average growth rate in effective rents for fiscal year 2015 would have been 3.8%

Lease Expirations

Our ability to maintain and improve occupancy rates and base rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our healthcare properties held for investment, including square footage and annualized base rent for expiring leases, as of April 30, 2016.

					Percentage of Total
			Percentage of Total	Annualized Base	Commercial
Fiscal Year of Lease		Square Footage of	Commercial Segments	Rent of Expiring	Segments
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2017⁽¹⁾	42	128,903	9.6%	$2,489,085	8.4%
2018	19	179,143	13.3%	4,400,887	15.0%
2019	17	206,208	15.3%	4,159,949	14.2%
2020	13	68,513	5.1%	1,426,988	4.9%
2021	22	109,019	8.1%	2,310,744	7.9%
2022	13	67,243	5.0%	1,223,686	4.2%
2023	11	52,511	3.9%	847,350	2.9%
2024	25	154,575	11.5%	3,562,151	12.2%
2025	5	76,691	5.7%	1,661,344	5.7%
2026	8	99,024	7.4%	1,716,891	5.9%
Thereafter	14	202,534	15.1%	5,476,247	18.7%
Totals	189	1,344,364	100.0%	$29,275,322	100.0%

(1)	Includes month-to-month leases. As of April 30, 2016, month-to-month leases accounted for 20,687 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of April 1, 2016 multiplied by 12.
(3)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.

Because of the dispersed locations of a substantial portion of the portfolio’s properties in secondary and tertiary markets, information on current market rents is difficult to obtain, is highly subjective and is often not directly comparable between properties. As a result, we believe that the increase or decrease in effective rent on our recent leases is the most objective and meaningful information available regarding rent trends and the relationship between rents on leases expiring in the near-term and current market rents across our markets. We believe that rents on our new and renewed leases generally approximate market rents.

2016 Annual Report 54

Property Acquisitions

IRET Properties added approximately $143.5 million of real estate properties to its portfolio through property acquisitions during fiscal year 2016, compared to $56.3 million in fiscal year 2015. The fiscal year 2016 and 2015 acquisitions are detailed below.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
		Total	Form of Consideration		Investment Allocation
	Date	Acquisition					Intangible
Acquisitions	Acquired	Cost	Cash	Units(1)	Land	Building	Assets

Multifamily
74 unit - Gardens - Grand Forks, ND	2015-09-10	$9,250	$8,850	400	$518	$8,672	$60
276 unit - GrandeVille at Cascade Lake - Rochester, MN	2015-10-29	56,000	56,000	—	5,003	50,363	634
187 unit - Avalon Cove - Rochester, MN(2)	2016-03-22	36,250	15,000	17,826	1,616	34,145	489
90 unit - Cascade Shores - Rochester, MN	2016-03-22	18,500	18,500	—	1,585	16,710	205
76 unit - Crystal Bay - Rochester, MN	2016-03-22	12,000	12,000	—	433	11,425	142
40-unit - French Creek - Rochester, MN	2016-03-22	5,000	5,000	—	201	4,735	64
		137,000	115,350	18,226	9,356	126,050	1,594

Healthcare
27,819 sq ft Lakeside Medical Plaza - Omaha, NE	2015-08-20	6,500	6,500	—	903	5,109	488

Total Property Acquisitions		$143,500	$121,850	$18,226	$10,259	$131,159	$2,082

(1)

Value of limited partnership units of the Operating Partnership based on the closing market price of our common stock on the acquisition date. The number of Units issued were approximately 44,000 and 2.5 million, respectively, for the Gardens and Avalon Cove acquisitions.

(2)	Acquisition resulted in a gain on bargain purchase of approximately $3.4 million. See Note 2 of our consolidated financial statements for additional information.

2016 Annual Report 55

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
		Total	Form of Consideration			Investment Allocation
	Date	Acquisition						Intangible
Acquisitions	Acquired	Cost	Cash	Units(1)	Other(2)	Land	Building	Assets

Multifamily
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$—	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	—	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	—	884	7,516	100
119 unit - Legacy Heights - Bismarck, ND(4)	2015-03-19	15,000	14,300	700	—	1,207	13,742	51
		41,780	28,811	800	12,169	2,961	38,403	416

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	—	—	4,269	—	—
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	—	—	2,616	—	—
71 France Phase I - Edina, MN(5)	2014-06-12	1,413	—	—	1,413	1,413	—	—
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	—	—	1,660	—	—
71 France Phase II & III - Edina, MN(5)	2014-11-04	3,309	—	—	3,309	3,309	—	—
Minot 1525 24th Ave SW - Minot, ND	2014-12-23	1,250	1,250	—	—	1,250	—	—
		14,517	9,795	—	4,722	14,517	—	—

Total Property Acquisitions		$56,297	$38,606	$800	$16,891	$17,478	$38,403	$416

(1)

Value of limited partnership units of the Operating Partnership based on the closing market price of our common stock on the acquisition date. The number of Units issued were approximately 11,000 and 77,000, respectively, for the Northridge and Legacy Heights acquisitions.

(2)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $4.7 million).
(3)	At acquisition we adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	At acquisition, the purchase price included assets in development (land: $804,000, building: $7.8 million, escrow $1.3 million).
(5)	Land was contributed to a joint venture in which we have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

2016 Annual Report 56

Development Projects Placed in Service

IRET Properties placed approximately $211.8 million of development projects in service during fiscal year 2016, compared to $124.5 million in fiscal year 2015. The fiscal year 2016 and 2015 development projects placed in service are detailed below.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service (1)	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (2)	2015-06-01	$240	$14,408	$14,648
288 unit - Renaissance Heights - Williston, ND(3)	2015-07-27	3,080	59,434	62,514
163 unit - Deer Ridge - Jamestown, ND(4)	2016-02-22	700	24,137	24,837
251 unit - Cardinal Point - Grand Forks, ND(5)	2016-03-18	1,600	48,132	49,732
		5,620	146,111	151,731

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(6)	2015-06-01	—	33,041	33,041
70,756 sq ft PrairieCare Medical - Brooklyn Park, MN(7)	2015-09-08	2,610	21,830	24,440
		2,610	54,871	57,481

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(8)	2015-10-01	889	1,734	2,623

Total Development Projects Placed in Service		$9,119	$202,716	$211,835

(1)

Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the 71 France projects which was partially placed in service during the fiscal year ended April 30, 2016.

(2)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs incurred in fiscal year 2016 totaled $2.3 million, for a total project cost at April 30, 2016 of $14.6 million.
(3)

Costs paid in prior fiscal years totaled $57.7 million. Additional costs incurred in fiscal year 2016 totaled $4.8 million, for a total project cost at April 30, 2016 of $62.5 million. The project is owned by a joint venture entity in which we currently have an approximately 70.0% interest. The joint venture is consolidated in our financial statements.

(4)	Costs paid in prior fiscal years totaled $14.3 million. Additional costs incurred in fiscal year 2016 totaled $10.5 million, for a total project cost at April 30, 2016 of $24.8 million.
(5)	Costs paid in prior fiscal years totaled $23.0 million. Additional costs incurred in fiscal year 2016 totaled $26.7 million, for a total project cost at April 30, 2016 of $49.7 million.
(6)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs incurred in fiscal year 2016 totaled $12.2 million, for a total project cost at April 30, 2016 of $33.0 million.
(7)	Costs paid in prior fiscal years totaled $17.3 million. Additional costs incurred in fiscal year 2016 totaled $7.1 million, for a total project cost at April 30, 2016 of $24.4 million.
(8)	Costs paid in prior fiscal years totaled $2.1 million. Additional costs incurred in fiscal year 2016 totaled approximately $500,000, for a total project cost at April 30, 2016 of $2.6 million.

2016 Annual Report 57

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service (1)	in Service	Land	Building	Cost

Multifamily
44 unit - Dakota Commons - Williston, ND(2)	2014-07-15	$823	$9,596	$10,419
130 unit - Red 20 - Minneapolis, MN(3)	2014-11-21	1,900	26,412	28,312
233 unit - Commons at Southgate - Minot, ND(4)	2014-12-09	3,691	31,351	35,042
64 unit - Cypress Court II - St. Cloud, MN(5)	2015-01-01	447	6,320	6,767
165 unit - Arcata - Golden Valley, MN(6)	2015-01-01	2,088	29,640	31,728
		8,949	103,319	112,268

Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND(7)	2014-11-10	992	2,193	3,185
202,807 sq ft Roseville 3075 Long Lake Road - Roseville, MN	2015-02-02	—	9,036	9,036
		992	11,229	12,221

Total Development Projects Placed in Service		$9,941	$114,548	$124,489

(1)

Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the Renaissance Heights project, which was partially placed in service during the fiscal year 2014 and the twelve months ended April 30, 2015.

(2)	Costs paid in prior fiscal years totaled $8.1 million. Additional costs paid in fiscal year 2015 totaled $2.3 million, for a total project cost at April 30, 2015 of $10.4 million.
(3)

Costs paid in prior fiscal years totaled $12.2 million. Additional costs paid in fiscal year 2015 totaled $16.1 million, for a total project cost at April 30, 2015 of $28.3 million. The project is owned by a joint venture entity in which we have an approximately 58.6% interest. The joint venture is consolidated in our financial statements.

(4)

Costs paid in prior fiscal years totaled $26.5 million, respectively. Additional costs paid in fiscal year 2015 totaled $8.1 million, for a total project cost at April 30, 2015 of $35.0 million. The project is owned by a joint venture entity in which we had an approximately 52.9% interest at April 30, 2015. The joint venture is consolidated in our financial statements.

(5)

Costs paid in prior fiscal years totaled $1.2 million. Additional costs paid in fiscal year 2015 totaled $5.5 million, for a total project cost at April 30, 2015 of $6.8 million. The project is owned by a joint venture entity in which we have an approximately 86.1% interest. The joint venture is consolidated in our financial statements.

(6)	Costs paid in prior fiscal years totaled $11.3 million, respectively. Additional costs paid in fiscal year 2015 totaled $19.1 million, for a total project cost at April 30, 2015 of $31.7 million.
(7)	Costs paid in fiscal year 2015 totaled $3.2 million, including land acquired in fiscal year 2013.

2016 Annual Report 58

Property Dispositions

During fiscal year 2016, we sold 8 multifamily properties, 40 office properties, 2 healthcare properties, 18 retail properties, and 3 parcels of unimproved land for a total sales price of $414.1 million and transferred ownership of 9 office properties pursuant to a deed in lieu transaction, compared to dispositions totaling $76.0 million in fiscal year 2015. The fiscal year 2016 and 2015 dispositions are detailed below.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date			Book Value
Dispositions	Disposed	Sales Price		and Sales Cost		Gain/(Loss)

Multifamily
391 unit - St. Cloud Student Housing Portfolio - St. Cloud, MN	2016-03-24	$5,615		$5,647		$(32)

Healthcare
61,758 sq ft Nebraska Orthopaedic Hospital - Omaha, NE	2016-04-01	24,494		16,512		7,982

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	7,000		7,175		(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000		231,908		18,092
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000		41,574		(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960		72,000		6,960
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900		2,928		(28)
8,526 sq ft Burnsville I Strip Center – Burnsville, MN	2015-12-23	1,300		913		387
4,800 sq ft Pine City C-Store – Pine City, MN	2016-01-08	300		355		(55)
11,003 sq ft Minot Plaza – Minot, ND	2016-01-19	1,854		393		1,461
937,518 sq ft 9-Building Office Portfolio(4)(5)	2016-01-29	122,610	(5)	86,154	(5)	36,456	(5)
3,702 sq ft Arrowhead First International Bank - Minot, ND	2016-04-26	1,675		1,255		420
		506,599		444,655		61,944

Unimproved Land
River Falls Unimproved Land - River Falls, WI	2016-04-06	20		21		(1)

Total Property Dispositions		$536,728		$466,835		$69,893

(1)

The properties included in this portfolio disposition are: 610 Business Center, 7800 West Brown Deer Road, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Crosstown Centre, Golden Hills Office Center, Granite Corporate Center, Great Plains, Highlands Ranch I, Highlands Ranch II, Interlachen Corporate Center, Intertech Building, Minnesota National Bank, Northpark Corporate Center, Omaha 10802 Farnam Dr, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Spring Valley IV, Spring Valley V, Spring Valley X, Spring Valley XI, Superior Office Building, TCA Building & vacant land, Three Paramount Plaza, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park and Westgate.

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

2016 Annual Report 59

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Multifamily
83 unit - Lancaster - St. Cloud, MN	2014-09-22	$4,451	$3,033	$1,418

Healthcare
45,222 sq ft Jamestown Medical Office Building - Jamestown, MN	2015-02-05	12,819	8,710	4,109

Other
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600	5,393	(1,793)
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	n/a	1,176	(1,176)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525	4,695	(170)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230	1,229	1
34,226 sq ft Fargo Express Center & SC Pad - Fargo, ND	2014-11-18	2,843	2,211	632
79,297 sq ft Northgate I – Maple Grove, MN	2014-12-01	7,200	6,881	319
14,820 sq ft Weston Walgreens – Weston, WI	2015-02-27	5,177	2,152	3,025
26,000 sq ft Northgate II - Maple Grove, MN	2015-03-02	2,725	1,727	998
45,019 sq ft Burnsville Bluffs II - Burnsville, MN	2015-03-25	1,245	2,245	(1,000)
26,186 sq ft Plymouth I - Plymouth, MN	2015-03-25	1,985	1,492	493
26,186 sq ft Plymouth II - Plymouth, MN	2015-03-25	1,625	1,356	269
26,186 sq ft Plymouth III - Plymouth, MN	2015-03-25	2,500	1,977	523
126,936 sq ft Plymouth IV & V - Plymouth, MN	2015-03-25	12,910	11,706	1,204
58,300 sq ft Southeast Tech Center - Eagan, MN	2015-03-25	3,300	4,196	(896)
61,138 sq ft Whitewater Plaza - Minnetonka, MN	2015-03-25	3,035	4,625	(1,590)
13,374 sq ft 2030 Cliff Road - Eagan, MN	2015-04-21	950	834	116
		57,950	57,019	931
Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670	670	—
Weston – Weston, WI	2015-02-17	158	158	—
		828	828	—

Total Property Dispositions		$76,048	$69,590	$6,458

2016 Annual Report 60

Development and Re-Development Projects

The following tables provide additional detail, as of April 30, 2016 and 2015, on our in-service (completed) development and re-development projects and development and re-development projects in progress. All of these projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yields on the projects in progress listed below range from approximately 6.0% to 6.3%.

Projects Placed in Service in Fiscal Year 2016

			(in thousands)
		Rentable	Percentage
		Square Feet	Leased	Anticipated	Costs as of	Cost per	Date	Anticipated
		or Number of	or	Total	April 30,	Square Foot	Placed in	Same-Store
Project Name and Location	Segment	Units	Committed	Cost(1)	2016(1)	or Unit(1)	Service	Date
Chateau II - Minot, ND	Multifamily	72 units	84.7%	$14,711	$14,648	$204,319	Q1 2016	Q1 2019
Edina 6565 France SMC III - Edina, MN	Healthcare	57,624 sq ft	24.5%	33,281	33,041	578	Q1 2016	Q1 2019
Renaissance Heights - Williston, ND(2)	Multifamily	288 units	43.8%	62,514	62,514	217,063	Q1 2016	Q1 2019
Minot Southgate Retail - Minot, ND	Retail	7,963 sq ft	—%	2,923	2,623	367	Q2 2016	Q1 2019
PrairieCare Medical - Brooklyn Park, MN	Healthcare	70,756 sq ft	100.0%	24,536	24,440	347	Q2 2016	Q1 2018
Cardinal Point - Grand Forks, ND	Multifamily	251 units	44.2%	52,344	49,732	208,542	Q4 2016	Q1 2019
Deer Ridge – Jamestown, ND	Multifamily	163 units	50.9%	24,837	24,837	152,374	Q4 2016	Q1 2019
				$215,146	$211,835

(1)	Excludes tenant improvements and leasing commissions.
(2)	We are currently an approximately 70.0% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.

Projects in Progress at April 30, 2016

				(in thousands)
Project Name and Location	Planned Segment	Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of April 30, 2016(1)	Anticipated Construction Completion
71 France I - Edina, MN (4)	Multifamily	241 units	49.4%	73,290	71,727	1Q 2017
Monticello Crossing - Monticello, MN	Multifamily	202 units	5.5%	31,784	17,507	2Q 2017
Other	n/a	n/a	n/a	n/a	3,729	n/a
				$105,074	$92,963

(1)	Includes costs related to development projects that are placed in service in phases (71 France, $41.3 million).
(2)

The project will be constructed in three phases by a joint venture entity in which we currently have an approximately 52.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity. The anticipated total cost includes approximately 21,772 square feet of retail space.

2016 Annual Report 61

Projects Placed in Service in Fiscal Year 2015

			(in thousands)
		Rentable	Percentage
		Square Feet	Leased	Anticipated	Costs as of	Cost per	Date	Anticipated
		or Number of	or	Total	April 30,	Square Foot	Placed in	Same-Store
Project Name and Location	Segment	Units	Committed	Cost(1)	2015(1)	or Unit(1)	Service	Date
Dakota Commons - Williston, ND	Multifamily	44 units	95.5%	$10,736	$10,419	$244,000	Q1 2015	Q1 2017
Commons at Southgate - Minot, ND(2)	Multifamily	233 units	92.7%	37,201	35,042	159,661	Q3 2015	Q1 2017
Minot Southgate Wells Fargo Bank - Minot, ND	Other	4,998 sq ft	100.0%	3,288	3,186	658	Q3 2015	Q1 2017
Cypress Court II – St. Cloud, MN(3)	Multifamily	64 units	96.9%	7,028	6,767	109,813	Q3 2015	Q1 2017
Arcata - Golden Valley, MN	Multifamily	165 units	20.0%	33,448	31,728	202,715	Q3 2015	Q1 2017
Red 20 - Minneapolis, MN(4)	Multifamily	130 units	75.4%	29,462	28,312	226,631	Q3 2015	Q1 2017
Roseville 3075 Long Lake Rd - Roseville, MN	Industrial	202,807	5.0%	13,915	9,036	69	Q4 2015	Q1 2017
				$135,078	$124,490

(1)	Excludes tenant improvements and leasing commissions.
(2)	The project is owned by a joint venture in which we currently have an approximately 51.0% interest. The anticipated total cost amount given is the total cost to the joint venture entity.
(3)	The project is owned by a joint venture in which we currently have an approximately 86.1% interest. The anticipated total cost amount given is the total cost to the joint venture entity.
(4)	The project is owned by a joint venture in which we currently have an approximately 58.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity.

Projects in Progress at April 30, 2015

		Rentable
		Square Feet	Percentage	(in thousands)		Anticipated
	Planned	or Number	Leased or	Anticipated	Costs as of	Construction
Project Name and Location	Segment	of Units	Committed	Total Cost	April 30, 2015(1)	Completion
Chateau II - Minot, ND	Multifamily	72 units	13.9%	$14,711	$13,129	1Q 2016
Edina 6565 France SMC III - Edina, MN(2)	Healthcare	57,479 sq ft	24.2%	36,752	22,549	1Q 2016
Minot Southgate Retail - Minot, ND	Retail	7,963 sq ft	—	2,923	2,164	1Q 2016
Renaissance Heights - Williston, ND(3)	Multifamily	288 units	44.5%	62,362	59,087	1Q 2016
Deer Ridge – Jamestown, ND	Multifamily	163 units	8.6%	24,519	15,355	2Q 2016
PrairieCare Medical - Brooklyn Park, MN	Healthcare	72,895 sq ft	100.0%	24,251	19,457	2Q 2016
Cardinal Point - Grand Forks, ND	Multifamily	251 units	18.3%	40,042	26,450	3Q 2016
71 France Phases I, II, & III - Edina, MN(4)	Multifamily	241 units	6.2%	73,290	35,137	1Q 2017
Other	n/a	n/a	n/a	n/a	6,618	n/a
				$278,850	$199,946

(1)	Includes costs related to development projects that are placed in service in phases (Renaissance Heights I - $11.5 million).
(2)	Anticipated total cost includes tenant improvements and leasing commissions.
(3)	We are an approximately 70.0% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.
(4)	We are an approximately 52.6% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.

Funds From Operations

We consider Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.” In addition, in October 2011, NAREIT clarified its computation of FFO so as to exclude impairment charges for all periods presented. Because of limitations of the FFO definition adopted by NAREIT, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

2016 Annual Report 62

Our management considers that FFO, by excluding depreciation costs, the gains or losses from the sale of operating real estate properties and extraordinary items as defined by GAAP, is useful to investors in providing an additional perspective on our operating results. Historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation, that the value of real estate assets decreases predictably over time. However, real estate asset values have historically risen or fallen with market conditions. NAREIT’s definition of FFO, by excluding depreciation costs, reflects the fact that depreciation charges required by GAAP may not reflect underlying economic realities. Additionally, the exclusion in NAREIT’s FFO definition of gains and losses from the sales of previously depreciated operating real estate assets assists management and investors in identifying the operating results of the long-term assets that form the core of our investments and assists in comparing those operating results between periods. FFO is used by management and investors to identify trends in occupancy rates, rental rates and operating costs.

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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2016 was $103.9 million, compared to $86.6 million and $79.9 million for the fiscal years ended April 30, 2015 and 2014, respectively.

Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations

For the years ended April 30, 2016, 2015 and 2014:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2016			2015			2014
			Per			Per			Per
		Weighted Avg	Share		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income (loss) attributable to Investors Real Estate Trust	$72,006		$	$24,087		$	$(13,174)		$
Less dividends to preferred shareholders	(11,514)			(11,514)			(11,514)
Net income (loss) available to common shareholders	60,492	123,094	0.49	12,573	118,004	0.11	(24,688)	105,331	(0.23)
Adjustments:
Noncontrolling interests – Operating Partnership	7,032	14,278		1,526	16,594		(4,676)	21,697
Depreciation and amortization	63,789			70,450			71,830
Impairment of real estate	5,983			6,105			44,426
Gains on depreciable property sales attributable to Investors Real Estate Trust	(33,422)			(4,079)			(6,948)
Funds from operations applicable to common shares and Units	$103,874	137,372	$0.76	$86,575	134,598	$0.64	$79,944	127,028	$0.63

(1)	Pursuant to Exchange Rights, limited partnership units of the Operating Partnership are redeemable for cash, or, at our discretion, may be exchangeable for common shares on a one-for-one basis.
(2)	Net income attributable to us is calculated on a per common share basis. FFO is calculated on a per common share and limited partnership unit basis.

2016 Annual Report 63

Cash Distributions

The following cash distributions were paid to our common shareholders and unitholders during fiscal years 2016, 2015 and 2014:

	Fiscal Years
Quarters	2016	2015	2014
First	$0.1300	$0.1300	$0.1300
Second	0.1300	0.1300	0.1300
Third	0.1300	0.1300	0.1300
Fourth	0.1300	0.1300	0.1300
	$0.5200	$0.5200	$0.5200

Liquidity and Capital Resources

Overview

Our principal liquidity demands are maintaining distributions to the holders of our common and preferred shares and limited partnership units of IRET Properties, capital improvements and repairs and maintenance to our properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on our lines of credit. Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties and/or new borrowings, and we believe we will have sufficient cash to meet our commitments over the next twelve months, including an estimated $30.9 million in capital expenditures (excluding capital expenditures recoverable from tenants and tenant improvements). However, the real estate markets continue to experience challenges including reduced occupancies and rental rates as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations. For the fiscal year ended April 30, 2016, we paid distributions of $67.2 million in cash and issued $4.0 million worth of common shares under to our Distribution Reinvestment and Share Purchase Plan (“DRIP”) to common shareholders and unitholders of IRET Properties, as compared to net cash provided by operating activities of $66.5 million and FFO of $103.9 million.

To the extent we do not satisfy our long-term liquidity requirements, which consist primarily of maturities under our long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and our credit facilities, we intend to satisfy such requirements through a combination of funding sources which we believe will be available to it, including the issuance of limited partnership units, additional common or preferred equity, proceeds from the sale of properties and additional long-term secured or unsecured indebtedness. However, our ability to raise funds through the sale of equity securities, the sale of properties and additional long-term secured or unsecured borrowings is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance and the current trading price of our common shares, and the capital and debt markets may not consistently be available at all or on terms that we consider attractive. In particular, as a result of the economic downturn and turmoil in the capital markets, the availability of secured and unsecured loans was for a time sharply curtailed. We cannot predict whether these conditions will recur. As a result of general economic conditions in our markets, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities

2016 Annual Report 64

with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset values.

Sources and Uses of Cash

As of April 30, 2016, we, through our Operating Partnership as borrower, had one secured line of credit with First International Bank as lead bank. This revolving, multi-bank line of credit has lending commitments of $100.0 million,  a maturity date of September 1, 2017 and a minimum outstanding principal balance requirement of $17.5 million, and is secured by mortgages on properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. As of April 30, 2016, participants included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota, First Western Bank and Trust, Dacotah Bank, United Community Bank, American State Bank & Trust Company, Town & Country Credit Union,  Highland Bank and United Bankers’ Bank. The interest rate on borrowings under the line of credit is the Wall Street Journal Prime Rate plus 1.25%, with a floor of 4.75% and a cap of 8.65% during the initial term of the line of credit. The current interest rate is 4.75%. Interest-only payments are due monthly based on the total amount of advances outstanding. The line of credit may be prepaid at par at any time, and includes covenants and restrictions requiring us to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and we are required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2016, 17 properties with a total cost of $162.1 million collateralized this line of credit, and our outstanding principal balance under the line of credit was $17.5 million. As of April 30, 2016, we believe we are in compliance with its covenants.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2016, our compensating balances totaled $13.2 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The Private Bank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	350,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,160,000

During the second quarter of fiscal year 2014, we and our Operating Partnership entered into an at-the-market, or ATM, sales agreement with Robert W. Baird & Co. Incorporated as sales agent, where we may from time to time sell our common shares having an aggregate offering price of up to $75 million. The shares issuable under this agreement are registered with the SEC on our Registration Statement on Form S-3 (No. 333-189637), pursuant to a prospectus supplement dated August 30, 2013 to the prospectus dated June 27, 2013. We issued no common shares under this program during fiscal years 2016 and 2015. On June 1, 2016, we terminated this agreement according to its terms.

During fiscal year 2016, credit markets continued to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows. While to date there has been no material negative impact on our ability to borrow in our multifamily segment, we continue to monitor the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multifamily properties and their general capacity to lend given allocations set by the Federal Housing Finance Agency. We consider that one of the consequences of a modification in the agencies’ roles in recent years could potentially lead to a narrowing of their lending focus away from the smaller secondary or tertiary markets which we generally target, to multifamily properties in major metropolitan markets. We have historically obtained a significant portion of our multifamily debt from Freddie Mac, and we continue to plan to refinance portions of our maturing multifamily debt with these two entities, so any change in their ability or willingness to lend going forward could result in higher loan costs and/or more

2016 Annual Report 65

constricted availability of financing for us. Underwriting on commercial real estate continues to be more conservative compared to the underwriting standards employed prior to the recessionary period and we continue to find recourse security more frequently required, lower amounts of proceeds available and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk. While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. As we were in regard to fiscal year 2016, we remain cautious regarding our ability in fiscal year 2017 to rely on cash-out refinancing at levels we had achieved in recent years to provide funds for investment opportunities and other corporate purposes.

As of April 30, 2016, approximately 88.7%, or $73.7 million of our mortgage debt maturing in the next twelve months is placed on multifamily assets, and approximately 11.3%, or $9.4 million, is placed on properties in our healthcare assets. Mortgage debt maturing in the first two quarters of fiscal year 2017 totals approximately $40.2 million. Of this $40.2 million, we paid off $6.5 million on May 11, 2016. We expect to pay off an additional $32.0 million in the first two quarters of fiscal year 2017 and expect to extend $1.7 million in the first two quarters of fiscal year 2017. We typically seek to refinance our maturing mortgage debt, although under certain circumstances we may choose to repay the debt rather than refinance, depending on the loan amount outstanding, our plans for the property securing the debt, interest rates and other loan terms available, and other factors specific to a particular property. Under present market conditions, we currently expect to be able to refinance our individual mortgage loans maturing in the next twelve months, should we choose to refinance rather than pay off some or all of these loans.

During fiscal year 2016, we acquired properties with an investment cost totaling $143.5 million. In fiscal year 2016, we sold 8 multifamily properties, 40 office properties, 2 healthcare properties, 18 retail properties and 3 parcels of unimproved land for a total sales price of $414.1 million and transferred ownership of 9 office properties pursuant to a deed in lieu transaction, compared to dispositions totaling $76.0 million in fiscal year 2015.

Our DRIP provides an opportunity for existing holders of common shares and limited partnership units and new investors to purchase our common shares by automatically reinvesting their cash distributions on all or a portion of their common shares and units and by making additional voluntary cash contributions. The maximum monthly voluntary cash contribution permitted under the DRIP is currently $10,000. However, we may issue waivers to such investment limitation subject to a pre-approval process. No waivers were issued in fiscal year 2016. We issued the following common shares pursuant to such waivers:  during fiscal year 2015, approximately 926,000 shares at an average price of $8.64 per share, for total net proceeds of $8.0 million; and during fiscal year 2014, approximately 1.4 million shares at an average price of $8.88 per share, for total net proceeds of $12.0 million. Collectively, we issued the following common shares under the DRIP: during fiscal year 2016, approximately 821,000 common shares with a total value of $5.6 million; during fiscal year 2015, 8.1 million common shares with a total value of $64.9 million; and during fiscal year 2014, 6.6 million common shares with a total value of $55.8 million.

The issuance of limited partnership units for property acquisitions continues to be a source of capital for us. We issued the following units in connection with property acquisitions: during fiscal year 2016, 2.6 million units, valued at issuance at $18.2 million; during fiscal year 2015, approximately 89,000 units, valued at issuance at approximately $800,000; and during fiscal year 2014, approximately 361,000 units, valued at issuance at $3.5 million.

Under our previously announced share repurchase program, during fiscal year 2016, we repurchased approximately 4.6 million common shares for approximately $35.0 million. There were no repurchases of common shares in fiscal 2015 or 2014.

Cash and cash equivalents on April 30, 2016 totaled $66.7 million, compared to $49.0 million and $47.3 million on the same date in 2015 and 2014, respectively. Net cash provided by operating activities decreased to $66.5 in fiscal year 2016 from $114.2 in fiscal year 2015 primarily due to a decrease in accounts payable and a decrease in net income adjusted for depreciation, gain on sale of discontinued operations, gain on debt extinguishment and gain on bargain purchase. Net cash provided by operating activities increased to $114.2 million in fiscal year 2015 from $92.5 million in fiscal year 2014 due primarily to an increase in net income.

2016 Annual Report 66

Net cash provided by investing activities was $134.3 million in fiscal year 2016. The decrease in net cash used by investing activities from fiscal year 2015 to fiscal year 2016 was due primarily to an increase in proceeds from discontinued operations net of an increase in payments for acquisitions of real estate assets and a decrease in payments for improvements of real estate. Net cash used by investing activities increased to $176.4 million in fiscal year 2015, compared to $121.8 million in fiscal year 2014. The increase in net cash used by investing activities is fiscal year 2015 compared to fiscal year 2014 was due primarily to an increase in payments for development and re-development of real estate assets net of an increase in proceeds from sale of real estate and other investments and a decrease in proceeds from discontinued operations. Net cash used by financing activities was $183.0 million in fiscal year 2016 compared to net cash provided by financing activities of $63.9 in fiscal year 2015, with the change due primarily to an increase in payments on mortgages payable and payments on revolving lines of credit and the repurchase of common shares during fiscal year 2016. In addition, as of October 1, 2015, shares acquired under our Distribution Reinvestment and Share Purchase Plan for distribution reinvestment and voluntary cash contributions were no longer issued directly by us but rather acquired through open market purchases, thereby increasing the cash used for distributions. Net cash provided by financing activities was $63.9 million in fiscal year 2015, compared to $17.5 million net cash used by financing activities in fiscal year 2014, with the change due primarily to an increase in proceeds from mortgages payable and proceeds from construction debt.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, was $886.1 million on April 30, 2016 and $974.8 million on April 30, 2015. Approximately 77.8% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of April 30, 2016, the weighted average rate of interest on our mortgage debt was 4.54% compared to 5.16% on April 30, 2015.

Construction Loan Indebtedness. Construction loan indebtedness was $82.0 million on April 30, 2016 and $136.2 million on April 30, 2015. As of April 30, 2016, the weighted average rate of interest on construction loan indebtedness was 2.74%, compared to 3.38% on April 30, 2015.

Revolving line of credit. As of April 30, 2016, $17.5 million was outstanding under our line of credit with First International Bank, as lead bank, with a current interest rate of 4.75%. This line of credit, as of April 30, 2016, was  secured by 17 properties with a total cost of $162.1 million.

Property Owned. Property owned increased to $1.7 billion at April 30, 2016, compared to $1.3 billion at April 30, 2015. Acquisitions, developments and improvements to existing properties in fiscal year 2016, partially offset by fiscal year 2016 dispositions, resulted in the net increase in property owned as of April 30, 2016 compared to April 30, 2015.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2016 totaled $66.7 million, compared to $49.0 million on April 30, 2015. The increase in cash on hand on April 30, 2016, as compared to April 30, 2015, was due primarily to proceeds from sale of real estate and proceeds from mortgage and construction debt net of acquisitions and development of property.

Other Investments. Other investments, consisting of bank certificates of deposit, was $50,000 and $329,000 on April 30, 2016 and 2015, respectively.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership increased to 16.3 million units on April 30, 2016, compared to 14.0 million units on April 30, 2015. The increase in units outstanding at April 30, 2016 as compared to April 30, 2015, resulted from the issuance of units in exchange for property, net of the conversion of units to shares.

2016 Annual Report 67

Common and Preferred Shares. Common shares outstanding on April 30, 2016 totaled 121.1 million, compared to 124.5 million common shares outstanding on April 30, 2015. This decrease in common shares outstanding from April 30, 2015 to April 30, 2016 was due to our repurchase of outstanding common shares under the share repurchase program net of issuances of common shares in exchange for limited partnership units of our Operating Partnership and under our DRIP.

We did not issue common shares under the ATM sales agreement with Baird during fiscal years 2016 or 2015. On June 1, 2016, we and our Operating Partnership terminated this agreement according to its terms.

During fiscal year 2016, we issued approximately 821,000 million common shares pursuant to the DRIP, for a total value of approximately $5.6 million, and approximately 273,000 million common shares in exchange for an equal number of limited partnership units pursuant to exercises of Exchange Rights during fiscal year 2016, for a total of approximately $1.5 million in shareholders’ equity. Such issuances increased the number of our outstanding common shares during the twelve months ended April 30, 2016 compared to the twelve months ended April 30, 2015.

As of April 30, 2016, we had 1.15 million Series A preferred shares and 4.6 million Series B preferred shares outstanding.

Contractual Obligations and Other Commitments

Our primary contractual obligations relate to our borrowings under the line of credit and mortgage notes payable. The  line of credit matures in September 2017 and had $17.5 million in loans outstanding at April 30, 2016. The principal and interest payments on the mortgage notes payable, including mortgages on properties held for sale, for the years subsequent to April 30, 2016, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2016. The “Other Debt” category consists primarily of principal and interest payments on construction loans.

As of April 30, 2016, we are the tenant under operating ground or air rights leases on nine of our properties. We pay a total of approximately $329,000 per year in rent under these leases, which have remaining terms ranging from 14 to 85 years, and expiration dates ranging from February 2031 to October 2100.

Our purchase obligations represent those costs that we are contractually obligated to pay in the future. Our significant purchase obligations as of April 30, 2016, which we expect to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at our properties. Service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, are not included in the table below since these arrangements are generally based on current needs, are filled by our service providers within short time horizons and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$1,058,246	$180,250	$273,430	$310,677	$293,889
Line of credit (principal and interest)(1)	$18,684	$831	$17,853	$0	$0
Other debt (principal and interest)	$86,220	$2,277	$83,943	$0	$0
Operating lease obligations	$10,164	$330	$663	$668	$8,503
Purchase obligations	$20,872	$20,872	$—	$—	$—
Total	$1,194,186	$204,560	$375,889	$311,345	$302,392

(1)	The future interest payments on the line of credit were estimated using the outstanding principal balance and interest rate in effect as of April 30, 2016.

2016 Annual Report 68

Off-Balance-Sheet Arrangements

As of April 30, 2016, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 2, 2016, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	June 15, 2016	July 1, 2016
Preferred shares:
Series A	$0.5156	June 15, 2016	June 30, 2016
Series B	$0.4968	June 15, 2016	June 30, 2016

Strategic Plan Update. On June 6, 2016, we announced our plan to move towards becoming a pure play multifamily REIT and our intention to sell our remaining commercial properties.

Termination of the ATM Sales Agreement. On June 1, 2016, we and our Operating Partnership terminated the ATM sales agreement with Baird according to its terms.

Completed Disposition.  On May 6, 2016, we sold a parcel of unimproved land in Grand Chute, WI, for a sale price of $250,000.

Pending Dispositions.  On May 2, 2016, the tenant in our eight Spring Creek senior housing properties exercised its option to purchase the properties for a sale price of $43.5 million. On May 3, 2016, we signed an agreement to sell an industrial property in Fargo, ND, for a sale price of $13.4 million. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Approximately 77.8%, 92.8% and 97.9% of our mortgage debt, including mortgages on properties held for sale, as of April 30, 2016, 2015 and 2014, respectively, are at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

2016 Annual Report 69

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2016, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate.

	Future Principal Payments (in thousands, except percentages)
								Fair
Long Term Debt	2017	2018	2019	2020	2021	Thereafter	Total	Value
Fixed Rate	$34,344	$38,004	$79,258	$57,133	$154,389	$257,395	$620,523	$669,848
Average Fixed Interest Rate	4.86%	4.80%	4.64%	4.44%	3.79%

Variable Rate	$68,292	$16,927	$65,178	$46,404	$—	$—	$196,801	$196,801
Average Variable Interest Rate	3.48%	3.62%	4.06%	4.82%

Held for Sale	$48,046	$1,106	$6,921	$612	$4,901	$7,237	$68,823	$78,690
Avg Fixed Interest Rate	3.94%	5.74%	4.73%	5.86%	4.96%
							$886,147	$945,339

	Future Interest Payments (in thousands)
Long Term Debt	2017	2018	2019	2020	2021	Thereafter	Total
Fixed Rate	$30,091	$28,455	$25,731	$21,127	$15,619	$28,941	$149,964
Variable Rate	5,957	4,687	3,440	1,472	—	—	15,556
Held for Sale	2,790	1,193	930	747	603	316	6,579
							$172,099

As of April 30, 2016, the weighted-average interest rate on our fixed rate and variable rate loans was 4.87% and 3.37%, respectively. The weighted-average interest rate on all of our mortgage debt as of April 30, 2016 was 4.54%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $196.8 million of variable rate mortgage indebtedness would increase our annual interest expense by $2.0 million.

Exposure to interest rate fluctuation risk on our $100.0 million secured line of credit is limited by a cap on the interest rate. The interest rate on borrowings under the line of credit is the Wall Street Journal Prime Rate plus 1.25%, with a floor of 4.75% and a cap of 8.65%. The line of credit may be prepaid at par at any time, matures in September 2017 and had an outstanding balance of $17.5 million at April 30, 2016.

Investments with Certain Financial Institutions. We have entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) coverage. On a daily basis, account balances are swept into a repurchase account. The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by us pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2016 and 2015, these amounts totaled $36.7 million and $9.7 million, respectively.

Deposits exceeding FDIC insurance. We are potentially exposed to off-balance-sheet risk in respect of cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

2016 Annual Report 70

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: As of April 30, 2016, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

2016 Annual Report 71

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of April 30, 2016. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States GAAP.

As of April 30, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2016, was effective.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions, acquisitions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and the trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of April 30, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of our consolidated financial statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of April 30, 2016.

(The remainder of this page has been intentionally left blank.)

2016 Annual Report 72

Item 9B.  Other Information

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

2016 Annual Report 73

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1.

Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust adopted on September 23, 2003, as amended on September 18, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on June 30, 2014).

3.2

Fourth Restated Trustees’ Regulations (Bylaws) dated September 15, 2015 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

3.3

Agreement of Limited Partnership of IRET Properties dated January 31, 1997 (incorporated herein by reference to Exhibit 3(II) to the Company’s Registration Statement on Form S-11 filed with the Commission on February 18, 1997).

10.1** 10.2**† 10.3† 10.4**† 10.5**† 10.6** 10.7** 10.8** 10.9** 10.10** 10.11**

2015 Incentive Plan dated June 23, 2015 ((incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 3, 2015).

Amendment to 2015 Incentive Plan dated April 19, 2016.

Form of Trustee Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016.

Form of Performance Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016.

Form of Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016.

Form of Stock Award Agreement (one-year measurement period) under the 2015 Incentive Plan dated September 16, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

Form of Stock Award Agreement (two-year measurement period) under the 2015 Incentive Plan dated September 16, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

Form of Stock Award Agreement (three-year measurement period) under the 2015 Incentive Plan dated September 16, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

Form of Change in Control Severance Agreement  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2015).

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties dated September 16, 2008 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on August 1, 2008).

10.12**	Short-Term Incentive Program dated May 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.13**	Long-Term Incentive Program dated May 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

2016 Annual Report 74

EXHIBIT NO.	DESCRIPTION
10.14

Amended and Restated Loan Agreement dated November 20, 2013 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013).

10.15

First Amendment to Amended and Restated Loan Agreement dated October 29, 2014 by and between IRET Properties, as borrower, and First International Bank & Trust, as lender (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2014).

10.16

Construction Loan Agreement dated January 22, 2015 by and between IRET-71 France, LLC, as borrower, the lending institutions party thereto as lenders, PNC Bank, NA, as Administrative Agent, and PNC Capital Markets, LLC, as Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2015).

10.17

Agreement for Sale and Purchase of Property dated June 12, 2015 by and between IRET Properties, as seller, and LSREF4 Bison Acquisitions, LLC, as buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2015).

10.18

Agreement for Sale and Purchase of Property dated June 25, 2015 by and between IRET Properties, as seller, and Glenborough, LLC, as agent on behalf of a joint venture between Glenborough and Oaktree Capital Management, L.P., as buyer (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2015).

12.1†	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1†	Subsidiaries of Investors Real Estate Trust

23.1†	Consent of Independent Registered Public Accounting Firm

31.1†	Section 302 Certification of President and Chief Executive Officer

31.2†	Section 302 Certification of Executive Vice President and Chief Financial Officer

32.1†	Section 906 Certification of the President and Chief Executive Officer

32.2†	Section 906 Certification of the Executive Vice President and Chief Financial Officer

101†

The following materials from our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.

† Filed herewith

** Indicates management compensatory plan, contract or arrangement.
2016 Annual Report 75

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2016	Investors Real Estate Trust

	By:	/s/ Timothy P. Mihalick
Timothy P. Mihalick
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee & Chairman	June 29, 2016

/s/ John D. Stewart
John D. Stewart	Trustee & Vice Chairman	June 29, 2016

/s/ Timothy P. Mihalick
Timothy P. Mihalick	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 29, 2016

/s/ Ted E. Holmes
Ted E. Holmes	Executive Vice President & Chief Financial Officer (Principal Financial Officer)	June 29, 2016

/s/ Nancy B. Andersen
Nancy B. Andersen	Vice President & Principal Accounting Officer (Principal Accounting Officer)	June 29, 2016

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee	June 29, 2016

/s/ Michael T. Dance
Michael T. Dance	Trustee	June 29, 2016

/s/ Linda J. Hall
Linda J. Hall	Trustee	June 29, 2016

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	June 29, 2016

/s/ John A. Schissel
John A. Schissel	Trustee	June 29, 2016

/s/ Stephen L. Stenehjem
Stephen L. Stenehjem	Trustee	June 29, 2016

/s/ Jeffrey K. Woodbury
Jeffrey K. Woodbury	Trustee	June 29, 2016

2016 Annual Report 76

INVESTORS REAL ESTATE TRUST

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF April 30, 2016 AND 2015,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,

EQUITY AND CASH FLOWS FOR EACH OF

THE FISCAL YEARS IN THE THREE YEARS ENDED April 30, 2016.

ADDITIONAL INFORMATION

FOR THE YEAR ENDED

April 30, 2016

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

1400 31st Avenue SW, Suite 60

Post Office Box 1988

Minot, ND 58702-1988

701-837-4738

fax: 701-838-7785

info@iret.com

www.iret.com

2016 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

2016 Annual Report F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Investors Real Estate Trust

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 29, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 29, 2016

2016 Annual Report F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Investors Real Estate Trust

We have audited the internal control over financial reporting of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of April 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2016, and our report dated June 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 29, 2016

2016 Annual Report F-3

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	April 30, 2016	April 30, 2015
ASSETS
Real estate investments
Property owned	$1,681,471	$1,335,687
Less accumulated depreciation	(312,889)	(279,417)
	1,368,582	1,056,270
Development in progress	51,681	153,994
Unimproved land	20,939	25,827
Total real estate investments	1,441,202	1,236,091
Assets held for sale and assets of discontinued operations	220,761	675,764
Cash and cash equivalents	66,698	48,970
Other investments	50	329
Receivable arising from straight-lining of rents, net of allowance of $333 and $222, respectively	7,179	6,504
Accounts receivable, net of allowance of $97 and $439, respectively	1,524	2,390
Real estate deposits	0	2,489
Prepaid and other assets	2,937	3,134
Intangible assets, net of accumulated amortization of $6,230 and $6,112, respectively	1,858	1,388
Tax, insurance, and other escrow	5,450	9,499
Property and equipment, net of accumulated depreciation of $1,058 and $1,374, respectively	1,011	1,027
Goodwill	1,680	1,718
Deferred charges and leasing costs, net of accumulated amortization of $8,716 and $7,524, respectively	9,827	8,534
TOTAL ASSETS	$1,760,177	$1,997,837
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale and liabilites of discontinued operations	$77,712	$401,299
Accounts payable and accrued expenses	39,727	55,540
Revolving line of credit	17,500	60,500
Mortgages payable	817,324	596,965
Construction debt and other	82,130	136,211
TOTAL LIABILITIES	1,034,393	1,250,515
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,522	6,368
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at April 30, 2016 and April 30, 2015, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at April 30, 2016 and April 30, 2015, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 121,091,249 shares issued and outstanding at April 30, 2016, and 124,455,624 shares issued and outstanding at April 30, 2015)	922,084	951,868
Accumulated distributions in excess of net income	(442,000)	(438,432)
Total Investors Real Estate Trust shareholders’ equity	618,758	652,110
Noncontrolling interests – Operating Partnership (16,285,239 units at April 30, 2016 and 13,999,725 units at April 30, 2015)	78,484	58,325
Noncontrolling interests – consolidated real estate entities	21,020	30,519
Total equity	718,262	740,954
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,760,177	$1,997,837

See Notes to Consolidated Financial Statements.

2016 Annual Report F-4

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Years Ended April 30,
	2016	2015	2014
REVENUE
Real estate rentals	$170,698	$159,969	$145,028
Tenant reimbursement	17,622	19,352	19,562
TOTAL REVENUE	188,320	179,321	164,590
EXPENSES
Property operating expenses, excluding real estate taxes	58,859	53,535	50,552
Real estate taxes	20,241	19,602	18,704
Depreciation and amortization	49,832	42,784	39,712
Impairment of real estate investments	5,543	4,663	7,700
General and administrative expenses	11,267	11,824	10,743
Acquisition and investment related costs	830	362	279
Other expenses	2,231	1,647	1,850
TOTAL EXPENSES	148,803	134,417	129,540
Gain on involuntary conversion	—	—	2,480
Operating income	39,517	44,904	37,530
Interest expense	(35,768)	(34,447)	(33,729)
Loss on extinguishment of debt	(106)	—	—
Interest income	2,256	2,238	1,906
Other income	317	718	242
Income before gain (loss) on sale of real estate and other investments, gain on bargain purchase and income (loss) from discontinued operations	6,216	13,413	5,949
Gain (loss) on sale of real estate and other investments	9,640	6,093	(51)
Gain on bargain purchase	3,424	—	—
Income from continuing operations	19,280	19,506	5,898
Income (loss) from discontinued operations	57,322	9,178	(22,838)
NET INCOME (LOSS)	76,602	28,684	(16,940)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(7,032)	(1,526)	4,676
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	2,436	(3,071)	(910)
Net income (loss) attributable to Investors Real Estate Trust	72,006	24,087	(13,174)
Dividends to preferred shareholders	(11,514)	(11,514)	(11,514)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$60,492	$12,573	$(24,688)
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$0.08	$0.04	$(0.05)
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.41	0.07	(0.18)
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.49	$0.11	$(0.23)

See Notes to Consolidated Financial Statements.

2016 Annual Report F-5

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
BALANCE APRIL 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					24,087	4,432	28,519
Distributions - common shares and units					(61,247)	(8,607)	(69,854)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			8,102	64,856			64,856
Shares issued and share-based compensation			151	2,626			2,626
Partnership units issued						800	800
Redemption of units for common shares			7,183	41,264		(41,264)	—
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						8,909	8,909
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(3,926)	(3,926)
Other				(146)		138	(8)
BALANCE APRIL 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					72,006	4,562	76,568
Distributions - common shares and units					(64,060)	(7,230)	(71,290)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			821	5,619			5,619
Shares issued and share-based compensation			185	1,728			1,728
Partnership units issued						18,226	18,226
Redemption of units for common shares			273	1,477		(1,477)	—
Shares repurchased			(4,643)	(35,000)			(35,000)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						—	—
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(7,029)	(7,029)
Adjustments to prior year redemption of units for common shares				(3,608)		3,608	—
BALANCE APRIL 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262

See Notes to Consolidated Financial Statements.

2016 Annual Report F-6

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
BALANCE APRIL 30, 2013	5,750	$138,674	101,488	$784,454	$(310,341)	$142,657	$755,444
Net income attributable to Investors Real Estate Trust and noncontrolling interests					(13,174)	(4,033)	(17,207)
Distributions - common shares and units					(54,729)	(11,283)	(66,012)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			6,615	55,793			55,793
Shares issued and share-based compensation			13	112			112
Partnership units issued						3,480	3,480
Redemption of units for common shares			903	4,353		(4,353)	—
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						3,895	3,895
Other				(1,444)		(2,001)	(3,445)
BALANCE APRIL 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546

See Notes to Consolidated Financial Statements.

2016 Annual Report F-7

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended April 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$76,602	$28,684	$(16,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,978	43,762	41,976
Depreciation and amortization from discontinued operations	14,477	28,316	31,747
Gain on sale of real estate, land, other investments and discontinued operations	(33,423)	(6,093)	(6,948)
Gain on involuntary conversion	—	—	(2,480)
Gain on extinguishment of debt and discontinued operations	(35,552)	—	—
Gain on bargain purchase	(3,424)	—	—
Share-based compensation expense	2,256	2,215	—
Impairment of real estate investments	5,983	6,105	44,426
Bad debt expense	651	967	434
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(437)	(64)	(2,293)
Accounts receivable	1,815	4,058	1,880
Prepaid and other assets	762	(150)	(555)
Tax, insurance and other escrow	1,463	1,445	(1,046)
Deferred charges and leasing costs	(1,366)	(2,300)	(4,708)
Accounts payable, accrued expenses and other liabilities	(14,292)	7,234	7,021
Net cash provided by operating activities	66,493	114,179	92,514
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	5,203	1,168	991
Payments for real estate deposits	(2,714)	(3,512)	(940)
Decrease in other investments	279	—	314
Decrease in lender holdbacks for improvements	4,347	10,738	3,780
Increase in lender holdbacks for improvements	(1,136)	(1,204)	(11,045)
Proceeds from sale of discontinued operations	365,845	—	78,879
Proceeds from sale of real estate and other investments	40,306	73,835	682
Insurance proceeds received	1,320	2,678	2,491
Payments for acquisitions of real estate assets	(121,821)	(38,704)	(38,283)
Payments for development and re-development of real estate assets	(122,801)	(189,091)	(123,744)
Payments for improvements of real estate assets	(28,976)	(21,327)	(25,974)
Payments for improvements of real estate assets from discontinued operations	(5,600)	(10,988)	(8,985)
Net cash provided (used) by investing activities	134,252	(176,407)	(121,834)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	143,574	90,749	50,333
Principal payments on mortgages payable	(234,885)	(127,622)	(101,867)
Proceeds from revolving lines of credit	82,000	55,000	12,500
Principal payments on revolving lines of credit	(125,000)	(17,000)	0
Proceeds from construction debt	94,142	93,643	55,199
Principal payments on construction debt	(24,754)	(12,685)	(17,443)
Proceeds from financing liability	—	—	7,900
Proceeds from sale of common shares under distribution reinvestment and share purchase program	1,493	48,701	41,194
Proceeds from noncontrolling partner – consolidated real estate entities	1,120	2,284	994
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	—	(2,505)
Repurchase of common shares	(35,000)	—	—
Distributions paid to common shareholders	(60,063)	(45,728)	(40,764)
Distributions paid to preferred shareholders	(11,514)	(11,514)	(11,514)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(7,101)	(7,971)	(10,649)
Distributions paid to noncontrolling interests – consolidated real estate entities	(7,029)	(3,926)	(924)
Net cash (used) provided by financing activities	(183,017)	63,931	(17,546)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,728	1,703	(46,866)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,970	47,267	94,133
CASH AND CASH EQUIVALENTS AT END OF YEAR	$66,698	$48,970	$47,267

See Notes to Consolidated Financial Statements.

2016 Annual Report F-8

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended April 30,
	2016	2015	2014
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan – shares issued	$3,997	$15,519	$13,965
Operating partnership distribution reinvestment plan – shares issued	130	636	634
Operating partnership units converted to shares	1,477	41,264	4,353
Real estate assets acquired through the issuance of operating partnership units	18,226	800	3,480
Real estate assets acquired through assumption of indebtedness and accrued costs	—	12,169	—
(Decrease) increase to accounts payable included within real estate investments	(10,420)	5,116	1,767
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	—	6,624	2,901
Involuntary conversion of assets due to flood and fire damage	—	—	7,052
Construction debt reclassified to mortgages payable	123,553	—	—
Forfeiture of note payable in conjunction with sale of property	—	—	600
Decrease in real estate assets in connection with transfer of real estate assets in settlement of debt	87,213	—	—
Decrease in debt in connection with transfer of real estate assets in settlement of debt	122,610	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $4,396, $4,903 and $2,855, respectively	$39,668	$51,283	$54,071

See Notes to Consolidated Financial Statements.

2016 Annual Report F-9

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016, 2015, and 2014

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”, “we” or “us”) is a self-advised equity real estate investment trust engaged in acquiring, owning and leasing real estate. We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the years ended April 30, 2016, 2015 and 2014. Our properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2016, we held for investment 99 multifamily properties with 12,950 apartment units and 47 commercial properties, consisting of healthcare, industrial, office and retail, totaling 2.9 million net rentable square feet. As of April 30, 2016, we held for sale 1 multifamily property, 36 commercial properties and 3 parcels of land. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

All references to IRET, we or us refer to Investors Real Estate Trust and its consolidated subsidiaries.

NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. Our fiscal year ends April 30th.

Our interest in the Operating Partnership was 88.1% and 89.9%, respectively, of the limited partnership units of the Operating Partnership (“Units”) as of April 30, 2016 and 2015, which includes 100% of the general partnership interest.

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

The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partners or controlling interest. These entities are consolidated into our other operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income and expenses.

2016 Annual Report F-10

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current accounting principles generally accepted in the United States of America (“U.S. GAAP”) and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 does not apply to lease contracts accounted for under ASC 840, Leases. The ASU is effective for fiscal years beginning after December 15, 2017. We do not expect adoption of this update to have a material impact on our operating results or financial position.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2016. We are currently evaluating the impact the new standard may have on our consolidated financial statements.

2016 Annual Report F-11

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. On the Consolidated Statements of Operations, we combined utilities, maintenance, insurance, property management expenses and other property expenses onto a single line called property operating expenses, excluding real estate taxes. We also combined depreciation/amortization related to real estate investments and amortization related to non-real estate investments onto a single line called depreciation and amortization. Additionally on the Consolidated Statements of Operations, we reclassed acquisition and project costs from other expenses to acquisition and investment related costs. On the Consolidated Balance Sheets, we reclassified assets and liabilities related to properties classified as held for sale.

We report, in discontinued operations, the results of operations and the related gains or losses of properties that have either been disposed of or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 12 for additional information. During the first quarter of fiscal year 2016, we classified as discontinued operations 48 office properties, 17 retail properties and 1 healthcare property. During the fourth quarter of fiscal year 2016, we classified as discontinued operations 34 senior housing properties.

REAL ESTATE INVESTMENTS

Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price which are subject to adjustment as additional information is obtained, but in no case more than one year after the date of acquisition. We allocate the purchase price based on the relative fair values of the tangible and intangible assets of an acquired property (which includes the land, building and personal property) which are determined by valuing the property as if it were vacant and fair value of the intangible assets (which include in-place leases.) The as-if-vacant value is allocated to land, buildings and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparables. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a merger or in a single or portfolio acquisition.

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

Other intangible assets acquired include amounts for in-place lease values that are based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. We also consider information about each property obtained during pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 20-40 year estimated life for buildings and improvements and a 5-12 year estimated life for furniture, fixtures and equipment.

2016 Annual Report F-12

We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and re-development projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use upon completion of tenant improvements (in the case of commercial properties) or upon issuance of a certificate of occupancy (in the case of multifamily properties). General and administrative costs are expensed as incurred.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, generally five to ten years. Property sales or dispositions are recorded when title transfers, we have received sufficient consideration and we have no significant involvement with the property sold.

We periodically evaluate our long-lived assets, including real estate investments, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

During fiscal year 2016, we incurred a non-cash loss of $6.0 million due to impairment of one office property, one healthcare property, two parcels of land and eight multifamily properties of which approximately $440,000 is reflected in discontinued operations. See Note 12 for additional information on discontinued operations. We recognized impairments of approximately $440,000 on an office property in Eden Prairie, Minnesota; $1.9 million on a healthcare property in Sartell, Minnesota; $1.6 million on a parcel of land in Grand Chute, Wisconsin; $1.9 million on eight multifamily properties in St. Cloud, Minnesota; and $162,000 on a parcel of land in River Falls, Wisconsin. These properties were written-down to estimated fair value during fiscal year 2016 based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Grand Chute, Wisconsin, the sale listing price and our intent to dispose of the property. The Sartell, Minnesota property is classified as held for sale at April 30, 2016.

During fiscal year 2015, we incurred a non-cash loss of $6.1 million due to impairment of four commercial properties and two parcels of unimproved land of which $1.4 million is reflected in discontinued operations. See Note 12 for additional information on discontinued operations. We recognized impairments of $2.1 million on a retail property in Kalispell, Montana; approximately $183,000 on an office property in Golden Valley, Minnesota; $1.8 million on an office property in Minneapolis, Minnesota; $1.4 million on an office property in Boise, Idaho; approximately $98,000 on unimproved land in Eagan, Minnesota; and approximately $442,000 on unimproved land in Weston, Wisconsin. These properties were written-down to estimated fair value during fiscal year 2015 based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Boise and Weston properties, an independent appraisal. The Kalispell and Golden Valley properties were sold in the second quarter of fiscal year 2015. The Minneapolis property is classified as held for sale at April 30, 2015.

During fiscal year 2014, we incurred a non-cash loss of $44.4 million due to impairment of 15 properties, of which $36.7 million is reflected in discontinued operations. See Note 12 for additional information on discontinued operations. We recognized impairments of approximately $864,000 on an industrial property in St. Louis Park, Minnesota; $329,000 on an office property in Bloomington, Minnesota; $265,000 on a retail property in Anoka, Minnesota; $402,000 on an industrial property in Clive, Iowa; and $4.8 million on an industrial property in Roseville, Minnesota. These properties were written-down to estimated fair value based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Roseville, Minnesota property, a commitment to dispose of a significant portion of the property due to planned redevelopment. The approximately $835,000 impairment of the Edina, Minnesota, office

2016 Annual Report F-13

property was based on receipt of a market offer to purchase and our intent to dispose of the property (we signed a purchase agreement in the fourth quarter of fiscal year 2014). This property was classified as held for sale at April 30, 2014. An impairment loss of $2.1 million was recognized during fiscal year 2014 for the Golden Valley, Minnesota, office property based on receipt of a market offer to purchase and our intent to dispose of the property (we signed a purchase agreement in the first quarter of fiscal year 2015).

REAL ESTATE HELD FOR SALE

Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Our determination of fair value is based on inputs management believes are consistent with those that market participants would use. Estimates are significantly impacted by estimates of sales price, selling velocity and other factors. Due to uncertainties in the estimation process, actual results could differ from such estimates. Depreciation is not recorded on assets classified as held for sale.

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Directors, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. 35 healthcare properties, one multifamily property, one industrial property and three parcels of unimproved land were classified as held for sale at April 30, 2016. One office property and one healthcare property were classified as held for sale at April 30, 2015. In addition, properties classified as discontinued operations during fiscal year 2016 were reclassified as assets and liabilities held for sale as of April 30, 2015. See Note 12 for additional information.

Prior to February 1, 2014, we reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. Effective February 1, 2014, we adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

As a result of the adoption of ASU 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on our consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described above.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the twelve months ended April 30, 2016 and 2015, respectively, we added $2.2 million and approximately $416,000 of new intangible assets and approximately $101,000 and $0 of new intangible liabilities. The weighted average lives of the intangible assets acquired in the twelve months ended April 30, 2016 and 2015 are 0.7 years and 0.5 years, respectively.  Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

2016 Annual Report F-14

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of April 30, 2016 and 2015 was $1.7 million and $1.7 million, respectively. The annual reviews of goodwill compared the fair value of the reporting units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal year 2016, we disposed of eight commercial properties that had goodwill assigned, and as a result, approximately $196,000 of goodwill was derecognized. In fiscal year 2015, we recognized approximately $852,000 of goodwill from the acquisition of the Homestead Garden multifamily property and disposed of one multifamily property and two commercial properties to which goodwill had been assigned, and as a result, approximately $40,000 of goodwill was derecognized. In fiscal years 2014, we disposed of property that had goodwill assigned, and as a result, approximately $7,000 of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists of the equipment contained at our headquarters in Minot, North Dakota, corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices located in the states where we own properties. The balance sheet reflects these assets at cost, net of accumulated depreciation. As of April 30, 2016 and 2015, property and equipment cost was $2.1 million and $2.4 million, respectively. Accumulated depreciation was $1.1 million and $1.4 million as of April 30, 2016 and 2015, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of our bank deposits and short-term investment certificates acquired subject to repurchase agreements, and our deposits in a money market mutual fund. At times, these deposits may exceed the FDIC limit.

COMPENSATING BALANCES AND OTHER INVESTMENTS; LENDER HOLDBACKS

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At April 30, 2016, our compensating balances totaled $13.2 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The PrivateBank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	350,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,160,000

A portion of the deposit at Dacotah Bank is held as a certificate of deposit and comprises the $50,000 in other investments on the Consolidated Balance Sheets. The certificate of deposit has a remaining term of less than six months and we intend to hold it to maturity.

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $4.3 million in lender holdbacks for improvements reflected in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2016 is due primarily to the release of loan proceeds to us upon completion of these construction and tenant improvement projects, while the increase of $1.1 million represents additional amounts retained by lenders for new projects.

2016 Annual Report F-15

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts including properties held for sale for fiscal years ended April 30, 2016, 2015 and 2014 is as follows:

	(in thousands)
	2016	2015	2014
Balance at beginning of year	$1,156	$1,044	$1,393
Provision	651	967	434
Write-off	(861)	(855)	(783)
Balance at close of year	$946	$1,156	$1,044

TAX, INSURANCE, AND OTHER ESCROW

Tax, insurance and other escrow includes funds deposited with a lender for payment of real estate tax and insurance, and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.

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

INCOME TAXES

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2016, 2015 and 2014, we distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualifie as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).

We have one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For fiscal year 2016, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2016, 2015 and 2014. Our TRS is the tenant in our Legends at Heritage Place senior housing facility.

We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units.

2016 Annual Report F-16

Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

Distributions for the calendar year ended December 31, 2015 were characterized, for federal income tax purposes, as 36.28% ordinary income, 11.99% capital gain and 51.73% return of capital. Distributions for the calendar year ended December 31, 2014 were characterized, for federal income tax purposes, as 25.74% ordinary income, 23.09% capital gain and 51.17% return of capital.

REVENUE RECOGNITION

Multifamily rental properties are leased under operating leases with terms generally of one year or less. Commercial properties are leased under operating leases to tenants for various terms generally exceeding one year. Lease terms often include renewal options. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rents recognized in advance of collection are reflected as receivable arising from straight-lining of rents, net of allowance for doubtful accounts. Rent concessions, including free rent, are amortized on a straight-line basis over the terms of the related leases.

Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred. We receive payments for these reimbursements from substantially all of our tenants at multi-tenant commercial properties throughout the year. A number of the commercial leases provide for a base rent plus a percentage rent based on gross sales in excess of a stipulated amount. These percentage rents are recorded once the required sales level is achieved.

NET INCOME PER SHARE

Basic net income per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. We have no potentially dilutive financial interests. The potential issuance of Units in exchange for common shares pursuant to the Exchange Right will have no effect on net income per share because Unitholders and common shareholders effectively share equally in the net income of the Operating Partnership.

PROCEEDS FROM FINANCING LIABILITY

During the first quarter of fiscal year 2014, we sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed which matures August 1, 2018. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Consolidated Balance Sheets. The balance of the liability as of April 30, 2016 is $7.9 million.

VARIABLE INTEREST ENTITY

On November 27, 2012, we entered into a joint venture operating agreement with a real estate development company to construct an apartment project in Minot, North Dakota as IRET – Minot Apartments, LLC, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from us to the joint venture entity. The two-phase project was substantially completed in the third quarter of fiscal year 2015. As of April 30, 2016, we are the approximately 51.0% owner of the joint venture and have management and leasing responsibilities and the real estate development company owns approximately 49.0% of the joint venture and was responsible for the development and construction of the property. We have determined that the joint venture is a variable interest entity (“VIE”), primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We have also determined that we are the primary beneficiary of the VIE due to the fact that we are providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and have the power to direct the most significant activities that impact the entity’s economic performance.

2016 Annual Report F-17

On June 12, 2014, we entered into a joint venture operating agreement with a real estate development company and two other partners to construct a three-phase apartment project in Edina, Minnesota as IRET – 71 France, LLC. We estimate total costs for the project at $73.3 million, with approximately 69% of the project financed with third-party debt and approximately 7% financed with debt from us to the joint venture entity. The first phase of the project was substantially completed in the second quarter of fiscal year 2016, the second phase of the project was substantially completed in the third quarter of fiscal year 2016 and construction of the third phase is expected to be completed in the first quarter of fiscal year 2017. See Development, Expansion and Renovation Projects in Note 10 for additional information. As of April 30, 2016, we are the approximately 52.6% owner of the joint venture and will have management and leasing responsibilities after the project has been in service for 24 months and the real estate development company and the other two partners own approximately 47.4% of the joint venture and are responsible for the development, construction and initial leasing of the property. We have determined that the joint venture is a VIE, primarily based on the fact that the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support. We have also determined that we are the primary beneficiary of the VIE due to the fact that we are providing more than 50% of the equity contributions, the subordinated debt and a guarantee on the third party debt and have the power to direct the most significant activities that impact the entity’s economic performance.

INVOLUNTARY CONVERSION OF ASSETS

In February 2012, one of the buildings of the Chateau Apartments property was completely destroyed by fire (the “2012 Fire”). Final settlement of the 2012 Fire insurance claim was reached in fiscal year 2014 with total proceeds received of $5.1 million for redevelopment. Insurance proceeds exceeded the basis in the assets requiring replacement, resulting in recognition of a gain from involuntary conversion of $2.5 million in fiscal year 2014.

In December 2013, 15-unit and 57-unit buildings at the Chateau Apartments property were destroyed by fire (the “2013 Fire”). Rebuilding was completed in the first quarter of fiscal year 2016. We received proceeds for the 2013 Fire claim of $1.0 million in fiscal year 2014 and $6.0 million fiscal 2015, which reduced to zero the accounts receivable recorded at the time of the fire for expected proceeds. No gain or loss on involuntary conversion was recorded due to the settlement of the claim.

GAIN ON BARGAIN PURCHASE

On March 22, 2016, we acquired a multifamily property in Rochester, MN, which had a fair value at acquisition of approximately $36.3 million, as appraised by a third party. The consideration exchanged for the property consisted of $15.0 million cash and approximately 2.5 million Units, valued at approximately $17.8 million. The fair value of the Units transferred was based on the closing market price of our common stock on the acquisition date of $7.09 per share. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired exceeded the total of the fair value of the consideration paid by approximately $3.4 million. The seller accepted consideration below the fair value of the property in order to do a partial tax-deferred exchange for Units.

NOTE 3 • CREDIT RISK

We are potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

We have entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in U.S. Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by us pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2016 and 2015, these amounts totaled $36.7 million and $9.7 million, respectively.

2016 Annual Report F-18

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.4 billion and $1.1 billion as of April 30, 2016 and 2015, respectively.

Construction period interest of approximately $4.9 million, $4.9 million and $2.9 million has been capitalized for the years ended April 30, 2016, 2015 and 2014, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties held for investment as of April 30, 2016, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2017	$28,558
2018	26,235
2019	22,289
2020	18,423
2021	17,216
Thereafter	112,551
$225,272

See Real Estate Investments within Note 2 for information about impairment losses recorded during fiscal years 2016 and 2015.

NOTE 5 • IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets and intangible liabilities at April 30, 2016 and 2015 were as follows:

	(in thousands)
	April 30, 2016	April 30, 2015
Identified intangible assets (included in intangible assets):
Gross carrying amount	$8,088	$7,500
Accumulated amortization	(6,230)	(6,112)
Net carrying amount	$1,858	$1,388

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$159	$82
Accumulated amortization	(55)	(61)
Net carrying amount	$104	$21

The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $14,000, $24,000 and $25,000 for the twelve months ended April 30, 2016, 2015 and 2014, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding fiscal years, is as follows:

Year Ended April 30,	(in thousands)
2017	$5
2018	(11)
2019	(20)
2020	(16)
2021	(13)

2016 Annual Report F-19

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was $1.7 million, $1.5 million and $2.1 million for the twelve months ended April 30, 2016, 2015 and 2014, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2017	$1,171
2018	269
2019	170
2020	104
2021	78

NOTE 6 • NONCONTROLLING INTERESTS

Interests in the Operating Partnership held by limited partners are represented by Units. The Operating Partnership’s income is allocated to holders of Units based upon the ratio of their holdings to the total Units outstanding during the period. Capital contributions, distributions and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership’s Agreement of Limited Partnership.

We reflect noncontrolling interests in consolidated real estate entities on the balance sheet for the portion of properties consolidated by us that are not wholly owned by us. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests –‑consolidated real estate entities in the Consolidated Statements of Operations. During fiscal year 2016, Mendota Properties LLC disposed of the five properties held by the entity. Our noncontrolling interests – consolidated real estate entities at April 30, 2016 and 2015 were as follows:

	(in thousands)
	April 30, 2016	April 30, 2015
IRET-71 France, LLC	$8,070	$8,630
IRET-Cypress Court Apartments, LLC	1,042	1,089
IRET-RED 20, LLC	2,410	3,072
IRET-Williston Garden Apartments, LLC	3,014	3,090
IRET - WRH 1, LLC	5,266	6,138
Mendota Properties LLC	—	7,294
WRH Holding, LLC	1,195	1,206
Other	23	—
Noncontrolling interests – consolidated real estate entities	$21,020	$30,519

NOTE 7 • LINE OF CREDIT

As of April 30, 2016, we, through our Operating Partnership as Borrower, had one secured revolving multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota (“First International Bank”), as lead bank. The line of credit has lending commitments of $100.0 million, a current interest rate of 4.75%, a maturity date of September 1, 2017 and a minimum outstanding principal balance requirement of $17.5 million.  As of April 30, 2016, participants included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota; First Western Bank and Trust; Dacotah Bank; United Community Bank; American State Bank & Trust Company; Town & Country Credit Union; Highland Bank and United Bankers’ Bank. The interest rate on borrowings under the line of credit is the Wall Street Journal Prime Rate plus 1.25%, with a floor of 4.75% and a cap of 8.65% during the initial term of the line of credit. Interest-only payments are due monthly based on the total amount of advances outstanding. As of April 30, 2016, we had advanced $17.5 million under the line of credit.

2016 Annual Report F-20

The line of credit may be prepaid at par at any time. The facility includes covenants and restrictions requiring us to achieve on a calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool, and we are also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of April 30, 2016, 17 properties with a total cost of $162.1 million collateralized this line of credit. As of April 30, 2016, we believe we are in compliance with the line of credit’s covenants. This credit facility is summarized in the following table:

	(in thousands)
						Weighted
						Average Int.
		Amount	Amount	Applicable		Rate on
		Outstanding	Outstanding	Interest Rate		Borrowings
	Amount	as of April 30,	as of April 30,	as of April 30,	Maturity	during fiscal
Financial Institution	Available	2016	2015	2016	Date	year 2016

First International Bank & Trust	$100,000	$17,500	$60,500	4.75%	9/1/17	4.75%

NOTE 8 • MORTGAGES PAYABLE AND CONSTRUCTION DEBT

Most of our properties owned individually serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.44% to 7.94%, and the mortgages have varying maturity dates from July 1, 2016 through July 1, 2036. As of April 30, 2016, management believes there are no material defaults or material compliance issues in regards to any of these mortgages payable.

Of the mortgages payable, including mortgages on properties held for sale, the balance of fixed rate mortgages totaled $689.3 million and $904.9 million at April 30, 2016 and 2015, respectively, and the balances of variable rate mortgages totaled $196.8 million and $70.0 million as of April 30, 2016, and 2015, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of April 30, 2016, the weighted-average rate of interest on our mortgage debt was 4.54%, compared to 5.16% on April 30, 2015. The aggregate amount of required future principal payments on mortgages payable as of April 30, 2016, is as follows

	(in thousands)
	Mortgages	Mortgages
	on Properties	on Properties
	Held for	Held for
Year Ended April 30,	Investment	Sale
2017	$102,636	$48,046
2018	54,931	1,106
2019	144,436	6,921
2020	103,537	612
2021	154,389	4,901
Thereafter	257,395	7,237
Total payments	$817,324	$68,823

In addition to mortgage loans comprising our $886.1 million of mortgage indebtedness, our revolving, multi-bank secured line of credit discussed in Note 7 is secured as of April 30, 2016, by mortgages on 17 properties. This line of credit is not included in our mortgage indebtedness total. We currently have 29 unencumbered properties.

Our construction debt totaled $82.0 million and $136.2 million on April 30, 2016 and 2015, respectively. The weighted average rate of interest on the construction debt as of April 30, 2016 was 2.74%, compared to 3.38% as of April 30, 2015. The total available to be drawn on the construction loans was $26.2 million at April 30, 2016.

2016 Annual Report F-21

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

BANKING SERVICES – FIRST INTERNATIONAL BANK AND TRUST

We have an ongoing banking relationship with First International Bank. Stephen L. Stenehjem, a member of our Board of Trustees, is the Chief Executive Officer and Chairman of First International Bank and the Chief Executive Officer of Watford City BancShares, Inc., its bank holding company, and the bank holding company is owned by Mr. Stenehjem and members of his family. We have one mortgage loan outstanding with First International Bank, with an original principal balance of $43.0 million (Renaissance Heights I) bearing variable interest at 5.24% per annum as of April 30, 2016. We paid interest on this loan of $2.2 million in fiscal year 2016 and it had a balance of $42.2 million at April 30, 2016. We have a multi-bank line of credit with a capacity of $100.0 million, of which First International Bank is the lead bank and a participant with an $11.0 million commitment. In fiscal year 2016, we paid First International Bank a total of approximately $186,000 in interest on First International Bank’s portion of the outstanding balance of this credit line, and paid fees of $77,000. In connection with this multi-bank line of credit, we maintain compensating balances with First International Bank totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million is held in an account that pays us interest on the deposited amount of 0.20% per annum. We also maintain checking accounts with First International Bank. In fiscal year 2016, we paid less than $500 in total in various bank service and other fees charged on these checking accounts.

In fiscal years 2015 and 2014, we paid interest and fees on outstanding mortgage and construction loans of approximately $1.7 million and $1.0 million respectively. In fiscal years 2015 and 2014, respectively, we paid First International Bank $245,000 and $125,000 in interest on First International Bank’s portion of the multi-bank line of credit and paid fees of $40,000 in both years. Also in both fiscal years 2015 and 2014, we paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International Bank. Total payments of interest and fees from us to First International Bank were approximately $2.5 million, $2.0 million and $1.2 million in fiscal years 2016, 2015 and 2014, respectively.

LEASE AND SALE TRANSACTIONS

In fiscal year 2013, we entered into an agreement with First International Bank to construct an approximately 3,700 square-foot building on an outlot of our Arrowhead Shopping Center in Minot, North Dakota, to be leased by First International Bank under a 20-year lease for use as a branch bank location. The project was completed in fiscal year 2013 at a cost of $1.3 million. Net rental payments received in fiscal years 2016, 2015 and 2014 totaled $108,000, $109,000 and $109,000, respectively.  We sold the property to First International Bank during fiscal year 2016 for a sales price of $1.7 million.

SALES AGREEMENT

We have an investment banking relationship with Robert W. Baird & Co. Incorporated (“Baird”). Terrance P. Maxwell, a member of our Board of Trustees, was appointed the Chief Financial Officer of Baird in March 2015 and has served as a Managing Director and member of the Executive Committee since May 2014. On August 30, 2013, we and our Operating Partnership entered into an at-the-market, or ATM, sales agreement with Baird as sales agent. Under the terms of this agreement, we may from time to time issue and sell through Baird our common shares having an aggregate offering price of up to $75.0 million. Baird will be entitled to compensation of up to 2.0% of the gross sales price per share for common shares sold under the agreement. The agreement remains in force until terminated pursuant to its terms, including automatic termination upon the sale of all such shares through Baird. We have not issued any common shares under this program during fiscal years 2016, 2015 and 2014.

2016 Annual Report F-22

NOTE 10 • ACQUISITIONS, DEVELOPMENT PROJECTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added $143.5 million of real estate properties to our portfolio through property acquisitions during fiscal year 2016, compared to $56.3 million in fiscal year 2015. We expensed approximately $253,000 and $216,000 of transaction costs related to the acquisitions in fiscal years 2016 and 2015, respectively. The fiscal year 2016 and 2015 acquisitions are detailed below.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
		Total	Form of Consideration		Investment Allocation
	Date	Acquisition					Intangible
Acquisitions	Acquired	Cost	Cash	Units(1)	Land	Building	Assets

Multifamily
74 unit - Gardens - Grand Forks, ND	2015-09-10	$9,250	$8,850	$400	$518	$8,672	$60
276 unit - GrandeVille at Cascade Lake - Rochester, MN	2015-10-29	56,000	56,000	—	5,003	50,363	634
187 unit - Avalon Cove - Rochester, MN(2)	2016-03-22	36,250	15,000	17,826	1,616	34,145	489
90 unit - Cascade Shores - Rochester, MN	2016-03-22	18,500	18,500	—	1,585	16,710	205
76 unit - Crystal Bay - Rochester, MN	2016-03-22	12,000	12,000	—	433	11,425	142
40-unit - French Creek - Rochester, MN	2016-03-22	5,000	5,000	—	201	4,735	64
		137,000	115,350	18,226	9,356	126,050	1,594

Healthcare
27,819 sq ft Lakeside Medical Plaza - Omaha, NE	2015-08-20	6,500	6,500	—	903	5,109	488

Total Property Acquisitions		$143,500	$121,850	$18,226	$10,259	$131,159	$2,082

(1)

Value of Units of the Operating Partnership based on the closing market price of our common stock on the acquisition date. The number of Units issued were approximately 44,000 and 2.5 million, respectively, for the Gardens and Avalon Cove acquisitions.

(2)	Acquisition resulted in a gain on bargain purchase of approximately $3.4 million. See Note 2 for additional information.

2016 Annual Report F-23

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
		Total	Form of Consideration			Investment Allocation
		Acquisition						Intangible
Acquisitions	Date Acquired	Cost	Cash	Units(1)	Other(2)	Land	Building	Assets

Multifamily
152 unit - Homestead Garden - Rapid City, SD(3)	2014-06-02	$15,000	$5,092	$—	$9,908	$655	$14,139	$206
52 unit - Silver Springs - Rapid City, SD	2014-06-02	3,280	1,019	—	2,261	215	3,006	59
68 unit - Northridge - Bismarck, ND	2014-09-12	8,500	8,400	100	—	884	7,516	100
119 unit - Legacy Heights - Bismarck, ND(4)	2015-03-19	15,000	14,300	700	—	1,207	13,742	51
		41,780	28,811	800	12,169	2,961	38,403	416

Unimproved Land
Creekside Crossing - Bismarck, ND	2014-05-22	4,269	4,269	—	—	4,269	—	—
PrairieCare Medical - Brooklyn Park, MN	2014-06-05	2,616	2,616	—	—	2,616	—	—
71 France Phase I - Edina. MN(5)	2014-06-12	1,413	—	—	1,413	1,413	—	—
Monticello 7th Addition - Monticello, MN	2014-10-09	1,660	1,660	—	—	1,660	—	—
71 France Phase II & III - Edina. MN(5)	2014-11-04	3,309	—	—	3,309	3,309	—	—
Minot 1525 24th Ave SW - Minot, ND	2014-12-23	1,250	1,250	—	—	1,250	—	—
		14,517	9,795	—	4,722	14,517	—	—

Total Property Acquisitions		$56,297	$38,606	$800	$16,891	$17,478	$38,403	$416

(1)

Value of limited partnership units of the Operating Partnership based on the closing market price of our common stock on the acquisition date. The number of Units issued were approximately 11,000 and 77,000, respectively, for the Northridge and Legacy Heights acquisitions.

(2)	Consists of assumed debt (Homestead Garden I: $9.9 million, Silver Springs: $2.3 million) and value of land contributed by the joint venture partner (71 France: $4.7 million).
(3)	At acquisition, we adjusted the assumed debt to fair value and recognized approximately $852,000 of goodwill.
(4)	At acquisition, the purchase price included assets in development (land: $804,000, building: $7.8 million, escrow $1.3 million).
(5)	Land was contributed to a joint venture in which we have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

Acquisitions in fiscal years 2016 and 2015 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our fiscal year 2016 and 2015 acquisitions are detailed below.

	(in thousands)
Year Ended April 30,	2016	2015
Total revenue	$4,094	$2,565
Net loss	$(366)	$(1)

2016 Annual Report F-24

DEVELOPMENT PROJECTS PLACED IN SERVICE

Our Operating Partnership placed approximately $211.8 million of development projects in service during fiscal year 2016, compared to $124.5 million in fiscal year 2015. The fiscal year 2016 and 2015 development projects placed in service are detailed below.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service (1)	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (2)	2015-06-01	$240	$14,408	$14,648
288 unit - Renaissance Heights - Williston, ND(3)	2015-07-27	3,080	59,434	62,514
163 unit - Deer Ridge - Jamestown, ND(4)	2016-02-22	700	24,137	24,837
251 unit - Cardinal Point - Grand Forks, ND(5)	2016-03-18	1,600	48,132	49,732
		5,620	146,111	151,731

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(6)	2015-06-01	—	33,041	33,041
70,756 sq ft PrairieCare Medical - Brooklyn Park, MN(7)	2015-09-08	2,610	21,830	24,440
		2,610	54,871	57,481

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(8)	2015-10-01	889	1,734	2,623

Total Development Projects Placed in Service		$9,119	$202,716	$211,835

(1)

Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 15 for additional information on the 71 France project, which was partially placed in service during the fiscal year ended April 30, 2016.

(2)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs incurred in fiscal year 2016 totaled $2.3 million, for a total project cost at April 30, 2016 of $14.6 million.
(3)

Costs paid in prior fiscal years totaled $57.7 million. Additional costs incurred in fiscal year 2016 totaled $4.8 million, for a total project cost at April 30, 2016 of $62.5 million. The project is owned by a joint venture entity in which we currently have an approximately 70.0% interest. The joint venture is consolidated in our financial statements.

(4)	Costs paid in prior fiscal years totaled $14.3 million. Additional costs incurred in fiscal year 2016 totaled $10.5 million, for a total project cost at April 30, 2016 of $24.8 million.
(5)	Costs paid in prior fiscal years totaled $23.0 million. Additional costs incurred in fiscal year 2016 totaled $26.7 million, for a total project cost at April 30, 2016 of $49.7 million.
(6)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs incurred in fiscal year 2016 totaled $12.2 million, for a total project cost at April 30, 2016 of $33.0 million.
(7)	Costs paid in prior fiscal years totaled $17.3 million. Additional costs incurred in fiscal year 2016 totaled $7.1 million, for a total project cost at April 30, 2016 of $24.4 million.
(8)	Costs paid in prior fiscal years totaled $2.1 million. Additional costs incurred in fiscal year 2016 totaled approximately $500,000, for a total project cost at April 30, 2016 of $2.6 million.

2016 Annual Report F-25

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service (1)	in Service	Land	Building	Cost

Multifamily
44 unit - Dakota Commons - Williston, ND(2)	2014-07-15	$823	$9,596	$10,419
130 unit - Red 20 - Minneapolis, MN(3)	2014-11-21	1,900	26,412	28,312
233 unit - Commons at Southgate - Minot, ND(4)	2014-12-09	3,691	31,351	35,042
64 unit - Cypress Court II - St. Cloud, MN(5)	2015-01-01	447	6,320	6,767
165 unit - Arcata - Golden Valley, MN(6)	2015-01-01	2,088	29,640	31,728
		8,949	103,319	112,268
Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND(7)	2014-11-10	992	2,193	3,185
202,807 sq ft Roseville 3075 Long Lake Road - Roseville, MN	2015-02-02	—	9,036	9,036
		992	11,229	12,221

Total Development Projects Placed in Service		$9,941	$114,548	$124,489

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
(3)

Costs paid in prior fiscal years totaled $12.2 million. Additional costs paid in fiscal year 2015 totaled $16.1 million, for a total project cost at April 30, 2015 of $28.3 million. The project is owned by a joint venture entity in which we have an approximately 58.6% interest. The joint venture is consolidated in our financial statements.

(4)

Costs paid in prior fiscal years totaled $26.5 million, respectively. Additional costs paid in fiscal year 2015 totaled $8.1 million, for a total project cost at April 30, 2015 of $35.0 million. The project is owned by a joint venture entity in which we had an approximately 52.9% interest at April 30, 2015. The joint venture is consolidated in our financial statements.

(5)

Costs paid in prior fiscal years totaled $1.2 million. Additional costs paid in fiscal year 2015 totaled $5.5 million, for a total project cost at April 30, 2015 of $6.8 million. The project is owned by a joint venture entity in which we have an approximately 86.1% interest. The joint venture is consolidated in our financial statements.

(6)	Costs paid in prior fiscal years totaled $11.3 million, respectively. Additional costs paid in fiscal year 2015 totaled $19.1 million, for a total project cost at April 30, 2015 of $31.7 million.
(7)	Costs paid in fiscal year 2015 totaled $3.2 million, including land acquired in fiscal year 2013.

2016 Annual Report F-26

PROPERTY DISPOSITIONS

During fiscal year 2016, we sold 8 multifamily, 40 office properties, 2 healthcare properties, 18 retail properties and 3 parcels of unimproved land for a total sales price of $414.1 million and transferred ownership of 9 office properties pursuant to a deed in lieu transaction. Dispositions totaled $76.0 million in fiscal year 2015. The fiscal year 2016 and 2015 dispositions are detailed below.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date			Book Value
Dispositions	Disposed	Sales Price		and Sales Cost		Gain/(Loss)

Multifamily
391 unit - St. Cloud Student Housing Portfolio - St. Cloud, MN	2016-03-24	$5,615		5,647		(32)

Healthcare
61,758 sq ft Nebraska Orthopaedic Hospital - Omaha, NE	2016-04-01	24,494		16,512		7,982

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	7,000		7,175		(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000		231,908		18,092
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000		41,574		(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960		72,000		6,960
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900		2,928		(28)
8,526 sq ft Burnsville I Strip Center – Burnsville, MN	2015-12-23	1,300		913		387
4,800 sq ft Pine City C-Store – Pine City, MN	2016-01-08	300		355		(55)
11,003 sq ft Minot Plaza – Minot, ND	2016-01-19	1,854		393		1,461
937,518 sq ft 9-Building Office Portfolio(4)(5)	2016-01-29	122,610	(5)	86,154	(5)	36,456	(5)
3,702 sq ft Arrowhead First International Bank - Minot, ND	2016-04-06	1,675		1,255		420
		506,599		444,655		61,944

Unimproved Land
River Falls Unimproved Land - River Falls, WI	2016-04-06	20		21		(1)

Total Property Dispositions		$536,728		$466,835		$69,893

(1)

The properties included in this portfolio disposition are: 610 Business Center, 7800 West Brown Deer Road, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Crosstown Centre, Golden Hills Office Center, Granite Corporate Center, Great Plains, Highlands Ranch I, Highlands Ranch II, Interlachen Corporate Center, Intertech Building, Minnesota National Bank, Northpark Corporate Center, Omaha 10802 Farnam Dr, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900 Concourse Drive, Spring Valley IV, Spring Valley V, Spring Valley X, Spring Valley XI, Superior Office Building, TCA Building & vacant land, Three Paramount Plaza, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park and Westgate.

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

2016 Annual Report F-27

Fiscal 2015 (May 1, 2014 to April 30, 2015)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Multifamily
83 unit - Lancaster - St. Cloud, MN	2014-09-22	$4,451	$3,033	$1,418

Healthcare
45,222 sq ft Jamestown Medical Office Building - Jamestown, ND	2015-02-05	12,819	8,710	4,109

Other
73,338 sq ft Dewey Hill - Edina, MN	2014-05-19	3,100	3,124	(24)
198,600 sq ft Eagan 2785 & 2795 - Eagan, MN	2014-07-15	3,600	5,393	(1,793)
25,644 sq ft Weston Retail - Weston, WI	2014-07-28	—	1,176	(1,176)
74,568 sq ft Wirth Corporate Center - Golden Valley, MN	2014-08-29	4,525	4,695	(170)
52,000 sq ft Kalispell Retail - Kalispell, MT	2014-10-15	1,230	1,229	1
34,226 sq ft Fargo Express Center & SC Pad - Fargo, ND	2014-11-18	2,843	2,211	632
79,297 sq ft Northgate I – Maple Grove, MN	2014-12-01	7,200	6,881	319
45,222 sq ft Jamestown Medical Office Building - Jamestown, MN	2015-02-05	12,819	8,710	4,109
14,820 sq ft Weston Walgreens – Weston, WI	2015-02-27	5,177	2,152	3,025
26,000 sq ft Northgate II - Maple Grove, MN	2015-03-02	2,725	1,727	998
45,019 sq ft Burnsville Bluffs II - Burnsville, MN	2015-03-25	1,245	2,245	(1,000)
26,186 sq ft Plymouth I - Plymouth, MN	2015-03-25	1,985	1,492	493
26,186 sq ft Plymouth II - Plymouth, MN	2015-03-25	1,625	1,356	269
26,186 sq ft Plymouth III - Plymouth, MN	2015-03-25	2,500	1,977	523
126,936 sq ft Plymouth IV & V - Plymouth, MN	2015-03-25	12,910	11,706	1,204
58,300 sq ft Southeast Tech Center - Eagan, MN	2015-03-25	3,300	4,196	(896)
61,138 sq ft Whitewater Plaza - Minnetonka, MN	2015-03-25	3,035	4,625	(1,590)
13,374 sq ft 2030 Cliff Road - Eagan, MN	2015-04-21	950	834	116
		70,769	65,729	5,040
Unimproved Land
Kalispell Unimproved - Kalispell, MT	2014-10-15	670	670	—
Weston – Weston, WI	2015-02-17	158	158	—
		828	828	—

Total Property Dispositions		$88,867	$78,300	$10,567

NOTE 11 • OPERATING SEGMENTS

We report our results in two reportable segments, which are aggregations of similar properties: multifamily and healthcare, excluding our senior housing properties, which were classified as held for sale and discontinued operations at April 30, 2016.

Segment information in this report is presented based on net operating income (“NOI”), which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with U.S. GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2016, 2015 and 2014 from our two reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

2016 Annual Report F-28

	(in thousands)
Year Ended April 30, 2016	Multifamily	Healthcare	All Other	Total
Real estate revenue	$131,149	$45,621	$11,550	$188,320
Real estate expenses	60,477	16,021	2,602	79,100
Net operating income	$70,672	$29,600	$8,948	109,220
Depreciation and amortization				(49,832)
Impairment of real estate investments				(5,543)
General and administrative expenses				(11,267)
Acquisition and investment related costs				(830)
Other expenses				(2,231)
Interest expense				(35,768)
Loss on debt extinguishment				(106)
Interest and other income				2,573
Income before gain on sale of real estate and other investments, gain on bargain purchase and income from discontinued operations				6,216
Gain on sale of real estate and other investments				9,640
Gain on bargain purchase				3,424
Income from continuing operations				19,280
Income from discontinued operations				57,322
Net income				$76,602

	(in thousands)
Year Ended April 30, 2015	Multifamily	Healthcare	All Other	Total
Real estate revenue	$118,526	$44,153	$16,642	$179,321
Real estate expenses	51,172	16,240	5,725	73,137
Net operating income	$67,354	$27,913	$10,917	106,184
Depreciation and amortization				(42,784)
Impairment of real estate investments				(4,663)
General and administrative expenses				(11,824)
Acquisition and investment related costs				(362)
Other expenses				(1,647)
Interest expense				(34,447)
Interest and other income				2,956
Income before gain on sale of real estate and other investments				13,413
Gain on sale of real estate and other investments				6,093
Income from continuing operations				19,506
Income from discontinued operations				9,178
Net income				$28,684

2016 Annual Report F-29

	(in thousands)
Year Ended April 30, 2014	Multifamily	Healthcare	All Other	Total
Real estate revenue	$102,059	$44,098	$18,433	$164,590
Real estate expenses	46,138	16,351	6,767	69,256
Gain on involuntary conversion	2,480	0	0	2,480
Net operating income	$58,401	$27,747	$11,666	97,814
Depreciation and amortization				(39,712)
Impairment of real estate investments				(7,700)
General and administrative expenses				(10,743)
Acquisition and investment related costs				(279)
Other expenses				(1,850)
Interest expense				(33,729)
Interest and other income				2,148
Income before loss on sale of real estate and other investments and loss from discontinued operations				5,949
Loss on sale of real estate and other investments				(51)
Income from continuing operations				5,898
Loss from discontinued operations				(22,838)
Net loss				$(16,940)

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,243,909	$337,920	$99,642	$1,681,471
Less accumulated depreciation	(209,156)	(83,558)	(20,175)	(312,889)
Total property owned	$1,034,753	$254,362	$79,467	$1,368,582
Assets held for sale and assets from discontinued operations				220,761
Cash and cash equivalents				66,698
Other investments				50
Receivables and other assets				31,466
Development in progress				51,681
Unimproved land				20,939
Total Assets				$1,760,177

	(in thousands)
As of April 30, 2015	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$946,520	$284,342	$104,825	$1,335,687
Less accumulated depreciation	(180,414)	(78,625)	(20,378)	(279,417)
Total property owned	$766,106	$205,717	$84,447	$1,056,270
Assets held for sale and assets from discontinued operations				675,764
Cash and cash equivalents				48,970
Other investments				329
Receivables and other assets				36,683
Development in progress				153,994
Unimproved land				25,827
Total Assets				$1,997,837

2016 Annual Report F-30

NOTE 12 • DISCONTINUED OPERATIONS

Prior to February 1, 2014, we reported, in discontinued operations, the results of operations and the related gains or losses of properties that had either been disposed of or classified as held for sale and otherwise met the classification of a discontinued operation. As a result of the adoption of ASU 2014-08, results of operations and gains or losses on sale for properties that are disposed or classified as held for sale in the ordinary course of business on or subsequent to February 1, 2014 would generally be included in continuing operations on our consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation described in Note 2.

During fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as discontinued operations and subsequently sold during fiscal year 2016. Additionally, we determined that our strategic decision to exit senior housing, which is a subset of our healthcare segment, met the criteria for discontinued operations and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. We classified no dispositions as discontinued operations during fiscal year 2015. During fiscal year 2014, we disposed of two multifamily properties, three office properties, twelve industrial properties and three retail properties that were classified as discontinued operations. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2016, 2015 and 2014.

	(in thousands)
	2016	2015	2014
REVENUE
Real estate rentals	$43,544	$75,883	$78,066
Tenant reimbursement	8,684	24,466	27,301
TRS senior housing revenue	3,955	3,520	1,627
TOTAL REVENUE	56,183	103,869	106,994
EXPENSES
Property operating expenses, excluding real estate taxes	10,252	23,517	25,735
Real estate taxes	5,777	14,343	15,229
Depreciation and amortization	14,166	27,823	32,216
Impairment of real estate investments	440	1,442	36,726
TRS senior housing expenses	3,366	2,997	1,331
Other expenses	—	1	3
TOTAL EXPENSES	34,001	70,123	111,240
Operating income (loss)	22,182	33,746	(4,246)
Interest expense(1)	(18,406)	(24,573)	(25,834)
Gain on extinguishment of debt(1)	29,336	—	—
Interest income	1	—	2
Other income	427	5	241
Income (loss) from discontinued operations before gain on sale	33,540	9,178	(29,837)
Gain on sale of discontinued operations	23,782	—	6,999
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$57,322	$9,178	$(22,838)
Segment Data
Multifamily	$—	$—	$(99)
Healthcare	5,926	6,832	4,223
All other	51,396	2,346	(26,962)
Total	$57,322	$9,178	$(22,838)

(1)

Interest expense includes $4.7 million and approximately $528,000 for fiscal years ended April 30, 2016 and 2015, respectively, of default interest related to a $122.6 million non-recourse loan. Gain on extinguishment of debt in the fiscal year ended April 30, 2016 includes $36.5 million of gain on extinguishment of debt recognized in connection with our transfer of ownership to the mortgage lender of the nine properties serving as collateral for the $122.6 million non-recourse loan and the removal of the debt obligation and accrued interest from our balance sheet.

2016 Annual Report F-31

	(in thousands)
	2016	2015	2014
Property Sale Data
Sales price	373,460	$—	$80,883
Net book value and sales costs	(349,678)	—	(73,884)
Gain on sale of discontinued operations	23,782	$—	$6,999

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	April 30, 2016	April 30, 2015
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$189,900	$592,780
Receivable arising from straight-lining of rents	9,805	19,191
Accounts receivable	1,707	1,041
Prepaid and other assets	43	739
Intangible assets	0	25,879
Tax, insurance and other escrow	670	1,750
Property and equipment	479	515
Goodwill	18	193
Deferred charges and leasing costs	222	9,936
Total major classes of assets of the discontinued operations	202,844	652,024
Other assets included in the disposal group classified as held for sale	17,917	23,740
Total assets of the disposal group classified as held for sale on the balance sheet	$220,761	$675,764

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$810	$14,811
Mortgages payable	68,162	366,824
Other	7,900	7,904
Total major classes of liabilities of the discontinued operations	76,872	389,539
Other liabilities included in the disposal group classified as held for sale	840	11,760
Total liabilities of the disposal group classified as held for sale on the balance sheet	$77,712	$401,299

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Pursuant to the exercise of Exchange Rights, Units may be exchanged for common shares on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2016, 2015 and 2014:

2016 Annual Report F-32

	For Year Ended April 30,
	(in thousands, except per share data)
	2016	2015	2014
NUMERATOR
Income from continuing operations – Investors Real Estate Trust	$20,600	$15,996	$6,065
Income (loss) from discontinued operations – Investors Real Estate Trust	51,406	8,091	(19,239)
Net income (loss) attributable to Investors Real Estate Trust	72,006	24,087	(13,174)
Dividends to preferred shareholders	(11,514)	(11,514)	(11,514)
Numerator for basic earnings per share – net income (loss) available to common shareholders	60,492	12,573	(24,688)
Noncontrolling interests – Operating Partnership	7,032	1,526	(4,676)
Numerator for diluted earnings (loss) per share	$67,524	$14,099	$(29,364)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	123,094	118,004	105,331
Effect of convertible operating partnership units	14,278	16,594	21,697
Denominator for diluted earnings per share	137,372	134,598	127,028
Earnings (loss) per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$0.08	$0.04	$(0.05)
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.41	0.07	(0.18)
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.49	$0.11	$(0.23)

NOTE 14 • RETIREMENT PLANS

We sponsor a defined contribution 401(k) retirement plan. There are three types of contributions to the plan: 401(k) Safe Harbor employer matching contributions, discretionary non-elective employer contributions and employee deferrals or contributions. Participation in our defined contribution 401(k) plan is available to employees over the age of 21, except that collectively bargained employees, non-resident alien employees and part-time/temporary/seasonal employees scheduled to work less than 1,000 hours of service within the plan year are excluded from participation. Employees can contribute immediately upon hire; however, they are not eligible for the employer match until they have completed six months of service and worked at least 1,000 hours per calendar year. Employees participating in the 401(k) plan may contribute up to maximum levels established by the IRS. Employer contributions to the plan are at the discretion of our management. Employees are eligible to receive discretionary employer contributions if they are over the age of 21, have completed 1,000 hours of service within the plan year and are employed on the last day of the plan year. We currently expect discretionary employer contributions to be not more than 3.5% of the eligible wages of each participating employee, and currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the eligible wages of each participating employee, for a total expected contribution of not more than 7.5% of the eligible wages of each participating employee. Discretionary employer contributions are subject to a vesting schedule; 401(k) matching contributions are fully vested when made. Our contributions to these plans on behalf of employees totaled approximately $836,000, $1.0 million and $1.1 million in fiscal years 2016, 2015 and 2014, respectively. The decrease in cost from fiscal year 2015 to fiscal year 2016 was due to a decrease in discretionary employer contribution expense.

2016 Annual Report F-33

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2016, we are a tenant under operating ground or air rights leases on nine of our properties. We pay a total of approximately $329,000 per year in rent under these ground leases, which have remaining terms ranging from 15 to 85 years, and expiration dates ranging from February 2031 to October 2100. We have renewal options for four of the nine ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2016 is as follows:

(in thousands)
Fiscal Year Ended April 30,	Lease Payments
2017	$330
2018	331
2019	332
2020	333
2021	335
Thereafter	8,503
Total	$10,164

Legal Proceedings. We are involved in various lawsuits arising in the normal course of business. Management believes that such matters will not have a material effect on our consolidated financial statements.

Environmental Matters. It is generally our policy to obtain a Phase I environmental assessment of each property that we seek to acquire. Such assessments have not revealed, nor are we aware of, any environmental liabilities that we believe would have a material adverse effect on our financial position or results of operations. We own properties that contain or potentially contain (based on the age of the property) asbestos or lead, or have underground fuel storage tanks. For certain of these properties, we estimated the fair value of the conditional asset retirement obligation and chose not to book a liability because the amounts involved were immaterial. With respect to certain other properties, we have not recorded any related asset retirement obligation as the fair value of the liability cannot be reasonably estimated due to insufficient information. We believe we do not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others and, additionally, there are currently no plans or expectation of plans to demolish these properties or to undertake major renovations that would require removal of the asbestos, lead and/or underground storage tanks.  These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks. Also, a need for renovations caused by tenant changes, technology changes or other factors has not been identified.

Tenant Improvements.  In entering into leases with tenants, we may commit ourself to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of April 30, 2016, we are committed to fund $6.1 million in tenant improvements, within approximately the next 12 months. Of this total, approximately $101,000 is related to properties classified as held for sale.

Purchase Options.  Under certain lease agreements, we have granted options to the tenants of properties to purchase such properties. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2016, 14 of our properties were subject to purchase options, and the total investment cost, plus improvements, of all such properties was $97.2 million with total gross rental revenues in fiscal year 2016 of $7.6 million. Subsequent to fiscal year end, the tenant in our Spring Creek senior housing portfolio exercised its option to purchase the properties for a sale price of $43.5 million. The Spring Creek properties were classified as held for sale and discontinued operations with the rest of our senior housing portfolio at April 30, 2016.

Insurance.  We carry insurance coverage on our properties in amounts and types that we believe are customarily obtained by owners of similar properties and are sufficient to achieve our risk management objectives.

2016 Annual Report F-34

Restrictions on Taxable Dispositions.  Approximately 76 of our properties, consisting of approximately 2.6 million square feet of our combined commercial properties and 5,396 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $692.4 million at April 30, 2016. The restrictions on taxable dispositions are effective for varying periods. The terms of these agreements generally prevent us from selling the properties in taxable transactions. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Redemption Value of Units.  Pursuant to a Unitholders exercise of its Exchange Rights, after a minimum one-year holding period, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares, on a one-for-one basis. All Units receive the same cash distributions as those paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common share for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of April 30, 2016 and 2015, the aggregate redemption value of the then-outstanding Units owned by limited partners was approximately $109.3 million and $102.4 million, respectively.

Joint Venture Buy/Sell Options.  Several of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests. However, from time to time, we have entered into joint venture agreements which contain options compelling us to acquire the interest of the other parties. We currently have one such joint venture, the Southgate apartment project in Minot, North Dakota, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement. The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Consolidated Balance Sheets.

Development, Expansion and Renovation Projects.  We have various contracts outstanding with third parties in connection with development, expansion and renovation projects that are underway or placed in service during the quarter, the costs for which have been capitalized. As of April 30, 2016, contractual commitments for these projects are as follows:

			(in thousands)		(in fiscal years)
		Rentable			Anticipated
		Square Feet	Anticipated	Costs as of	Construction
Project Name and Location	Planned Segment	or Number of Units	Total Cost(1)	April 30, 2016(1)	Completion
Deer Ridge - Jamestown, ND	Multifamily	163 units	24,837	24,837	In Service
Cardinal Point - Grand Forks, ND(2)	Multifamily	251 units	52,344	49,732	In Service
71 France - Edina, MN(3)	Multifamily	241 units	73,290	71,727	1Q 2017
Monticello Crossings - Monticello, MN	Multifamily	202 units	31,784	17,507	2Q 2017
Other	n/a	n/a	n/a	3,729	n/a
			$182,255	$167,532

(1)	Includes costs related to development projects that are placed in service in phases (71 France - $41.3 million).
(2)	Anticipated total cost as of April 30, 2016 includes incremental cost increase due to the replacement of the project’s original general contractor.
(3)

The project is being constructed in three phases by a joint venture entity in which we currently have an approximately 52.6% interest. The anticipated total cost amount given in the table above is the total cost to the joint venture entity. The anticipated total cost includes approximately 20,956 square feet of rentable retail space.

These development projects are subject to various contingencies, and no assurances can be given that they will be completed within the time frames or on the terms currently expected.

2016 Annual Report F-35

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

Level 1:  Quoted prices in active markets for identical assets

Level 2:  Significant other observable inputs

Level 3:  Significant unobservable inputs

There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2016 and 2015. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at April 30, 2016 and 2015.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2016 and 2015 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2016 and 2015, respectively. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
April 30, 2016
Real estate held for sale	$6,650	$—	$—	$6,650

April 30, 2015
Real estate held for sale	$7,100	$—	$—	$7,100

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

2016 Annual Report F-36

The estimated fair values of our financial instruments as of April 30, 2016 and 2015 are as follows:

	(in thousands)
	2016		2015
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$66,698	$66,698	$48,970	$48,970
Other investments	50	50	329	329
FINANCIAL LIABILITIES
Other debt	82,026	82,026	136,190	136,190
Lines of credit	17,500	17,500	60,500	60,500
Mortgages payable	817,324	866,649	596,965	673,043
Mortgages payable related to assets held for sale	68,824	78,690	366,824	451,379

NOTE 17 • COMMON AND PREFERRED SHARES OF BENEFICIAL INTEREST AND EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal years 2016 and 2015, we issued approximately 821,000 and 8.1 million common shares, respectively, pursuant to our Distribution Reinvestment and Share Purchase Plan (“DRIP”), at a total value at issuance of $5.6 million and $64.9 million, respectively. The shares issued under the DRIP during fiscal year 2016 consisted of approximately 610,000 shares valued at issuance at $4.1 million that were purchased with reinvested distributions and approximately 211,000 shares valued at $1.5 million at issuance that were purchased with voluntary cash contributions. The shares issued under the DRIP during fiscal year 2015 consisted of 2.1 million shares valued at issuance at $16.2 million that were purchased with reinvested distributions and approximately 6.0 million shares valued at $48.7 million at issuance that were purchased with voluntary cash contributions. Participation in the DRIP is available to existing common shareholders and Unitholders as well as new investors. Under the DRIP, participants may purchase additional common shares by reinvesting their cash distributions and making voluntary cash contributions.

Exchange of Units for Common Shares.  During fiscal years 2016 and 2015, respectively, approximately 273,000 and 7.2 million Units were exchanged for common shares in connection with Unitholders exercising their Exchange Rights, with a total value of $1.5 million and $41.3 million included in equity.

Issuance of Preferred Shares.  On August 7, 2012, we completed the public offering of 4.6 million 7.95% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B preferred shares”) at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate). We contributed the net proceeds from the sale to the Operating Partnership for general business purposes, including the acquisition and development of income-producing real estate properties and debt repayment, in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares. The Series B preferred shares were registered under a shelf registration statement declared effective on July 12, 2012. This shelf registration statement was terminated in June 2013 upon the filing of the Company’s shelf registration statement on Form S-3ASR, which shelf registration statement expired June 27, 2016.

We also have outstanding approximately 1.2 million shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A preferred shares”), issued during fiscal year 2004 for total proceeds of $27.3 million, net of selling costs. Holders of Series A preferred shares are entitled to receive dividends at an annual rate of 8.25% of the liquidation preference of $25 per share, or $2.0625 per share per annum. These dividends are cumulative and payable quarterly in arrears. The shares are not convertible into or exchangeable for any other property or any other of our securities. However, we, at our option, may redeem the shares at a redemption price of $25.00 per share, plus any accrued and unpaid dividends through the date of redemption. The shares have no maturity date and will remain outstanding indefinitely unless redeemed by us.

2016 Annual Report F-37

During the second quarter of fiscal year 2014, we and our Operating Partnership entered into an ATM sales agreement with Baird as sales agent, pursuant to which we may from time to time sell common shares having an aggregate offering price of up to $75 million. The shares would be issued pursuant to our shelf registration statement on Form S-3ASR. The Company issued no common shares under this agreement during fiscal years 2016 and 2015.

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016
Revenues	$45,045	$46,346	$48,406	$48,523
Net income attributable to Investors Real Estate Trust	$4,540	$16,666	$39,797	$11,003
Net income available to common shareholders	$1,661	$13,788	$36,918	$8,125
Net income per common share - basic & diluted	$0.01	$0.11	$0.30	$0.07

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2014	October 31, 2014	January 31, 2015	April 30, 2015
Revenues	$43,314	$45,236	$45,630	$45,141
Net (loss) income attributable to Investors Real Estate Trust	$(151)	$5,114	$8,371	$10,753
Net (loss) income available to common shareholders	$(3,030)	$2,236	$5,492	$7,875
Net (loss) income per common share - basic & diluted	$(0.03)	$0.02	$0.05	$0.07

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares on our Consolidated Balance Sheets. We currently have one joint venture, the Southgate apartment project in Minot, North Dakota, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire its interest for a price to be determined in accordance with the provisions of the joint venture agreement.

As of April 30, 2016 and 2015, the estimated redemption value of the redeemable noncontrolling interests was $7.5 million and $6.4 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

	(in thousands)
	2016	2015	2014
Balance at beginning of fiscal year	$6,368	$6,203	$5,937
Contributions	1,120	—	—
Net income	34	165	266
Balance at close of fiscal year	$7,522	$6,368	$6,203

NOTE 20 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees, under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted common shares up to an aggregate of 4,250,000 shares over the ten year period in which the plan will be in effect. Through April 30, 2016, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares.

2016 Annual Report F-38

Prior to the approval of our 2015 Incentive Plan, share based awards were provided to officers, non-officer employees and trustees under the our 2008 Incentive Award Plan, which was approved by shareholders on September 16, 2008, which allowed for awards in the form of cash and unrestricted and restricted common shares up to an aggregate of 2,000,000 shares over the period in which the plan is in effect. Through April 30, 2016, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted Common Shares.

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

Under the 2015 Incentive Plan, our officers and non-officer employees may earn share awards under a revised long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. Such awards are payable to the extent deemed earned in shares, 50% of which will vest at the conclusion of the performance period and 50% of which will vest on the first anniversary of the end of the performance period. To accommodate the transition from the 2008 Incentive Award Plan to the 2015 Incentive Plan, performance periods for such awards granted on September 16, 2015 (“2016 LTIP Awards”) included one-year, two-year and three-year periods beginning on May 1, 2015. Going forward, it is anticipated that LTIP awards will be issued with a three-year performance period. The 2016 LTIP Awards utilized the performance metrics of relative TSR for 67% of the award and absolute TSR for 33% of the award. The 2016 LTIP Awards for performance periods of one, two and three years were 380,498; 353,535 and 353,535 shares, respectively.

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

Share-based compensation expense for the 2016 LTIP Awards was $1.6 million for the fiscal year ended April 30, 2016. Share-based compensation expense for the 2015 performance period was approximately $277,000 and $1.3 million for the fiscal years ended April 30, 2016 and 2015. Share-based compensation expense for the 2014 performance period was approximately $690,000 and $914,000 for the fiscal years ended April 30, 2015 and 2014.

2016 Annual Report F-39

Trustee Awards

We award share-based compensation to our non-management trustees on an annual basis in the form of unrestricted shares which vest immediately. The value of share-based compensation at grant date for each non-management trustee was $39,139, $39,139 and $28,976 for each of the fiscal years ended April 2016, 2015, and 2014, respectively.

Total Compensation Expense

Total share-based compensation expense recognized in the consolidated financial statements for the three years ended April 30, 2016 for all share-based awards was as follows (in thousands):

	Year Ended April 30,
	2016	2015	2014
Share based compensation expense	$2,256	$2,215	$1,162

Restricted Share Awards with Performance and Service Conditions

The activity for the three years ended April 30, 2016 related to our restricted share awards, excluding those subject to market conditions, was as follows.

		Wtd Avg Grant-
	Shares	Date Fair Value
Unvested at April 30, 2013	—	$—
Granted	104,855	8.72
Unvested at April 30, 2014	104,855	8.72
Granted	107,536	7.17
Vested during year	(79,181)	8.72
Forfeited	(25,674)	8.72
Unvested at April 30, 2015	107,536	7.17
Vested during year	(107,536)	7.17
Unvested at April 30, 2016	—	—

The total fair value of share grants vested during the fiscal years ended April 30, 2016, 2015 and 2014 was approximately $647,000, $568,000 and $0. As of April 30, 2016, there was no compensation cost related to non-vested share awards not yet recognized.

Restricted and Unrestricted Share Awards with Market Conditions

Share based awards with market conditions were granted during fiscal year 2016 under the LTIP with fair market values, as determined using a Monte Carlo simulation, as follows:

	(in thousands)
	Grant Date Fair Value
	Restricted	Unrestricted
Relative TSR	$1,750	$1,750
Absolute TSR	199	199

The unamortized value of the awards with market conditions as of April 30, 2016 was as follows:

	(in thousands)
	Restricted	Unrestricted
Relative TSR	$1,275	$763
Absolute TSR	145	87

2016 Annual Report F-40

NOTE 21 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 2, 2016, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	June 15, 2016	July 1, 2012
Preferred shares:
Series A	$0.5156	June 15, 2016	June 30, 2016
Series B	$0.4968	June 15, 2016	June 30, 2016

Strategic Plan Update. On June 6, 2016, we announced our plan to move towards becoming a pure play multifamily REIT and our intention to sell our remaining commercial properties.

Termination of the ATM Sales Agreement. On June 1, 2016, we and our Operating Partnership terminated the ATM sales agreement with Baird according to its terms.

Completed Disposition.  On May 6, 2016, we sold a parcel of unimproved land in Grand Chute, WI, for a sale price of $250,000.

Pending Dispositions.  On May 2, 2016, the tenant in our eight Spring Creek senior housing properties exercised its option to purchase the properties for a sale price of $43.5 million. On May 3, 2016, we signed an agreement to sell an industrial property in Fargo, ND, for a sale price of $13.4 million. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.

2016 Annual Report F-41

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Multifamily
71 France - Edina, MN	$—	$3,220	$38,092	$27	$3,220	$38,119	$41,339	$(611)	2015	40	years
11th Street 3 Plex - Minot, ND	81	11	53	20	20	64	84	(15)	2008	40	years
4th Street 4 Plex - Minot, ND	94	15	74	37	26	100	126	(23)	2008	40	years
Alps Park - Rapid City, SD	3,833	287	5,551	243	308	5,773	6,081	(466)	2013	40	years
Apartments on Main - Minot, ND	618	158	1,123	59	195	1,145	1,340	(275)	1987	24 - 40	years
Arbors - S Sioux City, NE	3,753	350	6,625	2,119	985	8,109	9,094	(2,432)	2006	40	years
Arcata - Golden Valley, MN	23,321	2,088	30,613	58	2,089	30,670	32,759	(1,438)	2015	40	years
Ashland - Grand Forks, ND	5,414	741	7,569	202	783	7,729	8,512	(902)	2012	40	years
Avalon Cove - Rochester, MN	25,900	1,616	34,074	9	1,616	34,083	35,699	(109)	2016	40	years
Boulder Court - Eagan, MN	2,468	1,067	5,498	3,008	1,391	8,182	9,573	(2,713)	2003	40	years
Brookfield Village - Topeka, KS	5,124	509	6,698	1,618	773	8,052	8,825	(2,531)	2003	40	years
Brooklyn Heights - Minot, ND	636	145	1,450	979	235	2,339	2,574	(1,012)	1997	12 - 40	years
Canyon Lake - Rapid City, SD	2,791	305	3,958	1,748	397	5,614	6,011	(1,943)	2001	40	years
Cardinal Point - Grand Forks, ND	—	1,600	47,334	838	1,600	48,172	49,772	(587)	2013	40	years
Cascade Shores - Rochester, MN	11,400	1,585	16,710	—	1,585	16,710	18,295	(149)	2016	40	years
Castlerock - Billings, MT	6,465	736	4,864	2,281	1,011	6,870	7,881	(2,963)	1998	40	years
Chateau I & II - Minot, ND(2)	—	301	20,065	760	317	20,809	21,126	(1,364)	2013	40	years
Cimarron Hills - Omaha, NE	4,648	706	9,588	4,466	1,376	13,384	14,760	(5,139)	2001	40	years
Colonial Villa - Burnsville, MN	4,937	2,401	11,515	8,191	2,878	19,229	22,107	(5,958)	2003	40	years
Colony - Lincoln, NE	13,032	1,515	15,730	941	1,609	16,577	18,186	(1,826)	2012	40	years
Colton Heights - Minot, ND	358	80	672	441	123	1,070	1,193	(808)	1984	40	years
Commons at Southgate - Minot, ND	21,760	3,691	32,572	360	3,796	32,827	36,623	(1,914)	2015	40	years
Cottage West Twin Homes - Sioux Falls, SD	3,523	968	3,762	495	1,041	4,184	5,225	(496)	2011	40	years
Cottonwood - Bismarck, ND	15,358	1,056	17,372	3,851	1,460	20,819	22,279	(7,469)	1997	40	years
Country Meadows - Billings, MT	6,436	491	7,809	1,653	543	9,410	9,953	(4,086)	1995	33 - 40	years
Crestview - Bismarck, ND	3,757	235	4,290	1,853	536	5,842	6,378	(3,081)	1994	24 - 40	years
Crown - Rochester, MN	2,509	261	3,289	275	269	3,556	3,825	(575)	2010	40	years
Crown Colony - Topeka, KS	7,936	620	9,956	2,630	954	12,252	13,206	(4,868)	1999	40	years
Crystal Bay - Rochester, MN	8,000	433	11,425	—	433	11,425	11,858	(54)	2016	40	years
Cypress Court - St. Cloud, MN	12,922	1,583	18,879	162	1,591	19,033	20,624	(1,280)	2012	40	years
Dakota Commons - Williston, ND(2)	—	823	9,597	97	871	9,646	10,517	(571)	2015	40	years
Deer Ridge - Jamestown, ND	11,673	711	24,117	69	711	24,186	24,897	(440)	2013	40	years

2016 Annual Report

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances (1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Evergreen - Isanti, MN	1,951	380	2,740	142	385	2,877	3,262	(552)	2008	40	years
Evergreen II - Isanti, MN	2,020	691	2,784	92	698	2,869	3,567	(361)	2011	40	years
Fairmont - Minot, ND	319	28	337	116	56	425	481	(93)	2008	40	years
First Avenue - Minot, ND	—	—	3,046	21	—	3,067	3,067	(234)	2013	40	years
Forest Park - Grand Forks, ND	7,422	810	5,579	7,746	1,439	12,696	14,135	(5,776)	1993	24 - 40	years
French Creek - Rochester, MN	3,100	201	4,735	—	201	4,735	4,936	(28)	2016	40	years
Gables Townhomes - Sioux Falls, SD	1,426	349	1,921	193	377	2,086	2,463	(246)	2011	40	years
Gardens - Grand Forks, ND(2)	—	518	8,702	71	519	8,772	9,291	(155)	2015	40	years
Grand Gateway - St. Cloud, MN	—	814	7,086	1,119	935	8,084	9,019	(1,027)	2012	40	years
GrandeVille at Cascade Lake - Rochester, MN	36,000	5,003	50,363	220	5,027	50,559	55,586	(673)	2015	40	years
Greenfield - Omaha, NE	3,503	578	4,122	935	824	4,811	5,635	(1,092)	2007	40	years
Heritage Manor - Rochester, MN	3,731	403	6,968	2,915	582	9,704	10,286	(4,039)	1998	40	years
Homestead Garden - Rapid City, SD	9,585	655	14,139	282	694	14,382	15,076	(737)	2015	40	years
Indian Hills - Sioux City, IA(2)	—	294	2,921	3,933	410	6,738	7,148	(1,574)	2007	40	years
Kirkwood Manor - Bismarck, ND	3,204	449	2,725	1,767	577	4,364	4,941	(1,907)	1997	12 - 40	years
Lakeside Village - Lincoln, NE	12,867	1,215	15,837	620	1,280	16,392	17,672	(1,785)	2012	40	years
Landing at Southgate - Minot, ND	10,240	2,254	14,958	187	2,319	15,080	17,399	(916)	2013	40	years
Landmark - Grand Forks, ND	—	184	1,514	1,154	353	2,499	2,852	(1,150)	1997	40	years
Legacy - Grand Forks, ND	15,151	1,362	21,727	7,505	2,227	28,367	30,594	(11,020)	1995-2005	24 - 40	years
Legacy Heights - Bismarck, ND(2)	—	1,207	13,742	225	1,229	13,945	15,174	(412)	2015	40	years
Mariposa - Topeka, KS	2,872	399	5,110	565	428	5,646	6,074	(1,627)	2004	40	years
Meadows - Jamestown, ND	—	590	4,519	1,520	678	5,951	6,629	(2,297)	1998	40	years
Monticello Village - Monticello, MN	2,901	490	3,756	603	625	4,224	4,849	(1,371)	2004	40	years
Northern Valley - Rochester, MN	—	110	610	140	122	738	860	(126)	2010	40	years
North Pointe - Bismarck, ND	3,330	303	3,957	808	357	4,711	5,068	(1,579)	1995-2011	24 - 40	years
Northridge - Bismarck, ND	6,146	884	7,516	96	946	7,550	8,496	(334)	2015	40	years
Oakmont Estates - Sioux Falls, SD	2,361	422	4,838	721	639	5,342	5,981	(1,910)	2002	40	years
Oakwood Estates - Sioux Falls, SD	3,847	543	2,784	4,470	837	6,960	7,797	(3,422)	1993	40	years
Olympic Village - Billings, MT	10,372	1,164	10,441	3,312	1,799	13,118	14,917	(5,266)	2000	40	years
Olympik Village - Rochester, MN	4,259	1,034	6,109	2,315	1,187	8,271	9,458	(2,346)	2005	40	years
Oxbow Park - Sioux Falls, SD	3,757	404	3,152	3,178	957	5,777	6,734	(2,987)	1994	24 - 40	years
Park Meadows - Waite Park, MN	8,342	1,143	9,099	7,594	1,766	16,070	17,836	(6,454)	1997	40	years
Pebble Springs - Bismarck, ND	738	7	748	182	55	882	937	(373)	1999	40	years
Pinehurst - Billings, MT	164	72	687	360	112	1,007	1,119	(332)	2002	40	years
Pines - Minot, ND	102	35	215	187	49	388	437	(148)	1997	40	years
Plaza - Minot, ND	5,212	867	12,784	2,617	998	15,270	16,268	(2,851)	2009	40	years
Pointe West - Rapid City, SD	2,566	240	3,538	1,674	388	5,064	5,452	(2,522)	1994	24 - 40	years
Ponds at Heritage Place - Sartell, MN	3,749	395	4,564	400	410	4,949	5,359	(517)	2012	40	years
Prairie Winds - Sioux Falls, SD	1,381	144	1,816	575	297	2,238	2,535	(1,296)	1993	24 - 40	years
Quarry Ridge - Rochester, MN	26,755	2,254	30,024	1,690	2,363	31,605	33,968	(5,450)	2006	40	years
2016 Annual Report F-43

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances (1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Red 20 - Minneapolis, MN	23,200	1,900	26,641	65	1,900	26,706	28,606	(1,349)	2015	40	years
Regency Park Estates - St. Cloud, MN	8,368	702	10,198	1,760	873	11,787	12,660	(1,539)	2011	40	years
Renaissance Heights - Williston, ND	42,221	3,080	59,434	286	3,089	59,711	62,800	(2,956)	2013	40	years
Ridge Oaks - Sioux City, IA	3,301	178	4,073	2,532	307	6,476	6,783	(2,394)	2001	40	years
Rimrock West - Billings, MT	3,223	330	3,489	1,706	447	5,078	5,525	(1,902)	1999	40	years
River Ridge - Bismarck, ND	13,000	576	24,695	435	662	25,044	25,706	(2,167)	2008	40	years
Rocky Meadows - Billings, MT	4,997	656	5,726	1,437	775	7,044	7,819	(3,316)	1995	40	years
Rum River - Isanti, MN	3,461	843	4,823	269	864	5,071	5,935	(1,164)	2007	40	years
Sherwood - Topeka, KS	11,918	1,142	14,684	3,405	1,745	17,486	19,231	(7,099)	1999	40	years
Sierra Vista - Sioux Falls, SD	1,358	241	2,097	477	276	2,539	2,815	(350)	2011	40	years
Silver Springs - Rapid City, SD	2,194	215	3,006	351	237	3,335	3,572	(161)	2015	40	years
South Pointe - Minot, ND	8,428	550	9,548	3,836	1,362	12,572	13,934	(5,881)	1995	24 - 40	years
Southpoint - Grand Forks, ND(2)	—	576	9,893	95	605	9,959	10,564	(672)	2013	40	years
Southview - Minot, ND	1,009	185	469	435	251	838	1,089	(401)	1994	40	years
Southwind - Grand Forks, ND	5,385	400	5,034	3,290	796	7,928	8,724	(3,754)	1995	24 - 40	years
Summit Park - Minot, ND	882	161	1,898	1,847	795	3,111	3,906	(1,347)	1997	24 - 40	years
Sunset Trail - Rochester, MN	7,875	336	12,814	2,926	662	15,414	16,076	(5,937)	1999	40	years
Temple - Minot, ND	72	—	—	234	—	234	234	(64)	2006	40	years
Terrace Heights - Minot, ND	147	29	312	148	40	449	489	(184)	2006	40	years
Thomasbrook - Lincoln, NE	5,793	600	10,306	3,578	1,421	13,063	14,484	(4,967)	1999	40	years
Valley Park - Grand Forks, ND	3,755	294	4,137	3,667	1,177	6,921	8,098	(2,827)	1999	40	years
Villa West - Topeka, KS	11,923	1,590	15,760	1,152	1,942	16,560	18,502	(1,839)	2012	40	years
Village Green - Rochester, MN	945	234	2,296	1,009	359	3,180	3,539	(1,011)	2003	40	years
West Stonehill - Waite Park, MN	8,267	939	10,167	6,436	1,673	15,869	17,542	(7,323)	1995	40	years
Westridge - Minot, ND	1,543	68	1,887	309	79	2,185	2,264	(454)	2008	40	years
Westwood Park - Bismarck, ND	1,916	116	1,909	1,975	284	3,716	4,000	(1,546)	1998	40	years
Whispering Ridge - Omaha, NE	21,653	2,139	25,424	1,025	2,316	26,272	28,588	(2,349)	2012	40	years
Williston Garden - Williston, ND	10,070	1,400	17,696	215	1,431	17,880	19,311	(2,853)	2012	40	years
Winchester - Rochester, MN	2,313	748	5,622	1,877	1,016	7,231	8,247	(2,457)	2003	40	years
Woodridge - Rochester, MN	6,092	370	6,028	2,388	741	8,045	8,786	(3,810)	1997	40	years
Total Multifamily	$623,429	$79,801	$1,013,203	$150,905	$98,012	$1,145,897	$1,243,909	$(209,156)

2016 Annual Report F-44

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Healthcare
2800 Medical Building - Minneapolis, MN	$7,552	$204	$7,135	$2,547	$229	$9,657	$9,886	$(3,386)	2005	40	years
2828 Chicago Avenue - Minneapolis, MN	11,813	726	11,319	5,280	729	16,596	17,325	(4,614)	2007	40	years
Airport Medical - Bloomington, MN	—	—	4,678	51	11	4,718	4,729	(1,848)	2002	40	years
Billings 2300 Grant Road - Billings, MT	980	649	1,216	—	649	1,216	1,865	(176)	2010	40	years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	7,903	1,071	6,842	2,137	1,160	8,890	10,050	(1,904)	2008	40	years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	4,947	189	5,127	1,221	248	6,289	6,537	(1,261)	2008	40	years
Denfeld Clinic - Duluth, MN	1,308	501	2,597	1	501	2,598	3,099	(783)	2004	40	years
Eagan 1440 Duckwood Medical - Eagan, MN	—	521	1,547	556	521	2,103	2,624	(730)	2008	40	years
Edina 6363 France Medical - Edina, MN	11,228	—	12,675	3,319	—	15,994	15,994	(4,455)	2008	40	years
Edina 6405 France Medical - Edina, MN	8,568	—	12,201	257	—	12,458	12,458	(3,407)	2008	40	years
Edina 6517 Drew Avenue - Edina, MN	—	353	660	27	372	668	1,040	(239)	2002	40	years
Edina 6525 Drew Avenue - Edina, MN	—	388	117	—	388	117	505	(13)	2011	40	years
Edina 6525 France SMC II - Edina, MN	9,604	755	8,054	6,156	1,040	13,925	14,965	(6,345)	2003	40	years
Edina 6545 France SMC I - Edina MN	28,993	3,480	30,192	14,383	3,480	44,575	48,055	(18,379)	2001	40	years
Edina 6565 France SMC III - Edina, MN	—	—	33,032	1,201	—	34,233	34,233	(701)	2015	40	years
Fresenius - Duluth, MN	500	50	1,520	2	50	1,522	1,572	(458)	2004	40	years
Garden View - St. Paul, MN	6,890	—	7,408	1,072	26	8,454	8,480	(3,001)	2002	40	years
Gateway Clinic - Sandstone, MN	757	77	1,699	—	77	1,699	1,776	(512)	2004	40	years
Healtheast St John & Woodwinds - Maplewood & Woodbury, MN	5,654	3,239	18,362	—	3,239	18,362	21,601	(7,326)	2000	40	years
High Pointe Health Campus - Lake Elmo, MN	7,500	1,305	10,528	2,174	1,398	12,609	14,007	(4,226)	2004	40	years
Lakeside Medical Plaza - Omaha, NE	4,294	903	5,210	—	903	5,210	6,113	(92)	2015	40	years
Mariner Clinic - Superior, WI	1,657	—	3,781	275	20	4,036	4,056	(1,182)	2004	40	years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	7,016	—	7,873	1,566	—	9,439	9,439	(2,205)	2008	40	years
Missoula 3050 Great Northern - Missoula, MT	997	640	1,331	—	640	1,331	1,971	(193)	2010	40	years
Park Dental - Brooklyn Center, MN	—	185	2,767	15	200	2,767	2,967	(943)	2002	40	years
Pavilion I - Duluth, MN	4,366	1,245	8,898	31	1,245	8,929	10,174	(2,670)	2004	40	years
Pavilion II - Duluth, MN	8,034	2,715	14,673	1,937	2,715	16,610	19,325	(6,306)	2004	40	years
PrairieCare Medical - Brooklyn Park, MN	14,982	2,610	21,798	32	2,610	21,830	24,440	(407)	2015	40	years
Ritchie Medical Plaza - St Paul, MN	8,320	1,615	7,851	4,063	1,647	11,882	13,529	(3,422)	2005	40	years
St Michael Clinic - St Michael, MN	1,736	328	2,259	264	328	2,523	2,851	(573)	2007	40	years
Trinity at Plaza 16 - Minot, ND	4,577	568	9,009	16	674	8,919	9,593	(1,049)	2011	40	years
Wells Clinic - Hibbing, MN	1,156	162	2,497	2	162	2,499	2,661	(752)	2004	40	years
Total Healthcare	$171,332	$24,479	$264,856	$48,585	$25,262	$312,658	$337,920	$(83,558)

2016 Annual Report F-45

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Other
1st Avenue Building - Minot, ND	$—	$30	$337	$—	$30	$337	$367	$(49)	1981	33 - 40	years
17 South Main - Minot, ND	72	15	75	197	17	270	287	(205)	2000	40	years
Bismarck 715 East Broadway - Bismarck, ND	2,041	389	1,283	1,126	443	2,355	2,798	(544)	2008	40	years
Bloomington 2000 W 94th Street - Bloomington, MN(2)	0	2,133	4,097	1,243	2,230	5,243	7,473	(1,649)	2006	40	years
Dakota West Plaza - Minot , ND	338	92	493	30	106	509	615	(135)	2006	40	years
Grand Forks Carmike - Grand Forks, ND	1,176	184	2,360	2	184	2,362	2,546	(1,270)	1994	40	years
Lexington Commerce Center - Eagan, MN	1,504	453	4,352	2,077	492	6,390	6,882	(3,013)	1999	40	years
Minot 1400 31st Ave - Minot, ND(2)	—	1,026	6,143	4,404	1,038	10,535	11,573	(2,904)	2010	40	years
Minot 2505 16th Street SW - Minot, ND(2)	—	298	1,724	296	298	2,020	2,318	(351)	2009	40	years
Minot Arrowhead - Minot, ND(2)	—	100	3,216	5,554	176	8,694	8,870	(2,402)	1973	40	years
Minot IPS - Minot, ND(2)	—	416	5,952	—	416	5,952	6,368	(537)	2012	40	years
Minot Southgate Wells Fargo Bank - Minot, ND	—	992	2,237	—	992	2,237	3,229	(81)	2014	40	years
Minot Southgate Retail - Minot, ND	—	889	1,734	—	889	1,734	2,623	(24)	2015	40	years
Plaza 16 - Minot, ND	6,916	389	5,444	3,860	598	9,095	9,693	(2,410)	2009	40	years
Roseville 3075 Long Lake Road - Roseville, MN	—	810	10,244	1,771	810	12,015	12,825	(507)	2001	40	years
Urbandale 3900 106th Street - Urbandale, IA	10,266	3,680	9,893	1,982	3,863	11,692	15,555	(2,955)	2007	40	years
Woodbury 1865 Woodlane - Woodbury, MN	—	1,108	2,628	1,884	1,123	4,497	5,620	(1,139)	2007	40	years
Total Other	$22,313	$13,004	$62,212	$24,426	$13,705	$85,937	$99,642	$(20,175)

Subtotal	$817,074	$117,284	$1,340,271	$223,916	$136,979	$1,544,492	$1,681,471	$(312,889)

2016 Annual Report F-46

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at
		Initial Cost to Company			close of period
				Costs capitalized					Date of
			Buildings &	subsequent to		Buildings &		Accumulated	Construction
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition
Unimproved Land
Badger Hills - Rochester, MN	$—	$1,050	$—	$—	$1,050	$—	$1,050	$—	2012
Bismarck 4916 - Bismarck, ND	—	3,250	—	17	3,267	—	3,267	—	2013
Bismarck 700 E Main - Bismarck, ND	—	314	—	568	882	—	882	—	2008
Creekside Crossing - Bismarck, ND	—	4,286	—	66	4,352	—	4,352	—	2015
Grand Forks - Grand Forks, ND	—	4,278	—	—	4,278	—	4,278	—	2012
Isanti Unimproved - Isanti, MN	—	58	—	—	58	—	58	—	2014
Minot 1525 24th Ave SW - Minot, ND	—	1,262	—	—	1,262	—	1,262	—	2015
Rapid City Unimproved- Rapid City, SD	—	1,376	—	—	1,376	—	1,376	—	2014
Renaissance Heights - Williston, ND	—	2,229	—	1,701	3,930	—	3,930	—	2012
Urbandale - Urbandale, IA	—	5	—	109	114	—	114	—	2009
Weston - Weston, WI	—	370	—	—	370	—	370	—	2006
Total Unimproved Land	—	$18,478	$—	$2,461	$20,939	—	$20,939	$—

Development in Progress
71 France - Edina, MN	$—	$1,501	$28,100	$814	$1,501	$28,914	$30,415	$—	2015
Monticello 7th Addition - Monticello, MN	—	1,734	13,787	1,986	1,734	15,773	17,507	—	2015
Other	—	—	—	3,759	—	3,759	3,759	—	n/a
Total Development in Progress	$—	$3,235	$41,887	$6,559	$3,235	$48,446	$51,681	$—

Total	$817,074	$138,997	$1,382,158	$232,936	$161,153	$1,592,938	$1,754,091	$(312,889)

2016 Annual Report F-47

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Held for Sale
Casper 1930 E 12th Street (Park Place) - Casper, WY(2)	$—	$439	$5,780	$1,296	$439	$7,076	$7,515	$(1,374)	2009	40	years
Casper 3955 E 12th Street (Meadow Wind) - Casper, WY(2)	—	388	10,494	1,700	459	12,123	12,582	(2,263)	2009	40	years
Cheyenne 4010 N College Drive (Aspen Wind) - Cheyenne, WY(2)	—	628	10,272	2,243	629	12,514	13,143	(2,360)	2009	40	years
Cheyenne 4606 N College Drive (Sierra Hills) - Cheyenne, WY(2)	—	695	7,455	1,468	695	8,923	9,618	(1,661)	2009	40	years
Edgewood Vista - Belgrade, MT	—	35	779	1,129	35	1,908	1,943	(663)	2008	40	years
Edgewood Vista - Billings, MT	1,723	115	1,767	2,033	115	3,800	3,915	(1,276)	2008	40	years
Edgewood Vista - Bismarck, ND	—	511	9,193	1,018	511	10,211	10,722	(2,829)	2005	40	years
Edgewood Vista - Brainerd, MN	—	587	8,999	916	587	9,915	10,502	(2,760)	2005	40	years
Edgewood Vista - Columbus, NE	—	43	824	531	44	1,354	1,398	(404)	2008	40	years
Edgewood Vista - East Grand Forks, MN	2,625	290	1,352	2,864	290	4,216	4,506	(1,557)	2000	40	years
Edgewood Vista - Fargo, ND	11,297	775	20,870	4,032	775	24,902	25,677	(5,964)	2008	40	years
Edgewood Vista - Fremont, NE	528	56	490	59	56	549	605	(193)	2008	40	years
Edgewood Vista - Grand Island, NE	—	33	773	540	39	1,307	1,346	(400)	2008	40	years
Edgewood Vista - Hastings, NE	544	49	517	62	50	578	628	(213)	2008	40	years
Edgewood Vista - Hermantown I, MN	14,576	288	9,871	10,094	288	19,965	20,253	(7,931)	2000	40	years
Edgewood Vista - Hermantown II, MN	—	719	10,517	942	719	11,459	12,178	(3,168)	2005	40	years
Edgewood Vista - Kalispell, MT	545	70	502	625	70	1,127	1,197	(442)	2001	40	years
Edgewood Vista - Minot, ND	8,768	1,045	11,590	2,805	1,047	14,393	15,440	(3,000)	2010	40	years
Edgewood Vista - Missoula, MT	774	109	854	72	116	919	1,035	(439)	1996	40	years
Edgewood Vista - Norfolk, NE	—	42	722	494	42	1,216	1,258	(366)	2008	40	years
Edgewood Vista - Omaha, NE	345	89	547	55	89	602	691	(218)	2001	40	years
Edgewood Vista - Sioux Falls, SD	987	314	974	1,754	314	2,728	3,042	(993)	2008	40	years
Edgewood Vista - Spearfish, SD	—	315	8,584	664	330	9,233	9,563	(2,144)	2005	40	years
Edgewood Vista - Virginia, MN	12,399	246	11,823	4,581	246	16,404	16,650	(5,886)	2002	40	years
Georgetown Square - Grand Chute, WI	—	250	—	—	250	—	250	—	2006	n/a
Laramie 1072 N 22nd Street (Spring Wind) - Laramie, WY(2)	—	406	10,151	1,296	406	11,447	11,853	(1,964)	2009	40	years
Legends at Heritage Place - Sartell, MN	—	970	9,920	—	970	9,920	10,890	(630)	2013	40	years
Legends at Heritage Place Unimproved - Sartell, MN	—	537	—	—	537	—	537	—	2013	n/a
Pinecone Villas - Sartell, MN	—	584	2,191	47	587	2,235	2,822	(159)	2013	40	years

2016 Annual Report F-48

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances (1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Sartell 2000 23rd Street South - Sartell, MN*	662	—	6,400	—	—	6,400	6,400	—	2002	40	years
Spring Creek-American Falls - American Falls, ID	1,955	145	3,870	55	145	3,925	4,070	(542)	2011	40	years
Spring Creek-Boise - Boise, ID	2,640	708	4,296	71	708	4,367	5,075	(649)	2011	40	years
Spring Creek-Eagle - Eagle, ID	1,799	263	3,775	62	263	3,837	4,100	(534)	2011	40	years
Spring Creek-Fruitland - Fruitland, ID	—	550	6,565	—	550	6,565	7,115	(462)	2014	40	years
Spring Creek Fruitland Unimproved - Fruitland, ID	—	339	—	—	339	—	339	—	2014	n/a
Spring Creek-Meridian - Meridian, ID	2,972	424	6,724	102	424	6,826	7,250	(938)	2011	40	years
Spring Creek-Overland - Overland, ID	2,981	687	5,942	96	687	6,038	6,725	(867)	2011	40	years
Spring Creek-Soda Springs - Soda Springs, ID	704	66	2,124	63	66	2,187	2,253	(304)	2011	40	years
Spring Creek-Ustick - Meridian, ID	—	467	3,833	—	467	3,833	4,300	(473)	2011	40	years
Stone Container - Fargo, ND	—	440	6,597	104	440	6,701	7,141	(3,111)	2001	40	years
Total Held for Sale	$68,824	$14,717	$207,937	$43,873	$14,824	$251,703	$266,527	$(59,137)

(1)

Amounts in this column are the mortgages payable balances as of April 30, 2016. These amounts do not include amounts owing under the Company’s multi-bank line of credit or under the Company’s construction loans.

(2)

As of April 30, 2016, this property was included in the collateral pool securing the Company’s $100.0 million multi-bank line of credit. The Company may add and remove eligible properties from the collateral pool if certain minimum collateral requirements are satisfied. Advances under the facility may not exceed 60% of the value of properties provided as security.

2016 Annual Report F-49

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the three years ended April 30, 2016, 2015, and 2014 are as follows:

	(in thousands)
	2016	2015	2014

Balance at beginning of year	$1,335,687	$1,241,195	$1,244,860
Additions during year
Multifamily	282,457	183,114	84,117
Healthcare	63,605	—	—
Other	2,623	12,223	—
Improvements and Other	34,619	21,006	24,317
	1,718,991	1,457,538	1,353,294
Deductions during year
Cost of real estate sold	(1,305)	(17,904)	(85,029)
Impairment charge	—	(1,566)	(8,323)
Write down of asset and accumulated depreciation on impaired assets	—	(881)	(6,291)
Properties classified as held for sale during the year	(32,438)	(97,824)	(10,307)
Other(1)	(3,777)	(3,676)	(2,149)
Balance at close of year	$1,681,471	$1,335,687	$1,241,195

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2016, 2015, and 2014, are as follows:

	(in thousands)
	2016	2015	2014
Balance at beginning of year	$279,417	$273,934	$266,212
Additions during year
Provisions for depreciation	47,064	40,078	35,391
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(9,957)	(29,463)	(19,413)
Write down of asset and accumulated depreciation on impaired assets	—	(881)	(6,291)
Other(1)	(3,635)	(4,251)	(1,965)
Balance at close of year	$312,889	$279,417	$273,934

2016 Annual Report F-50

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2016

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of development in progress for the three years ended April 30, 2016, 2015, and 2014, are as follows:

	(in thousands)
	2016	2015	2014

Balance at beginning of year	$153,994	$104,609	$46,782
Additions during year
Unimproved land acquisitions	—	12,647	2,079
Unimproved land moved to development in progress	1,734	7,015	2,870
Improvements and other	96,753	189,306	123,240
Deductions during year
Involuntary conversion	—	—	(7,052)
Development placed in service(2)	(200,800)	(159,578)	(63,210)
Other(3)	—	(5)	(100)
Balance at close of year	$51,681	$153,994	$104,609

Reconciliations of unimproved land for the three years ended April 30, 2016, 2015, and 2014, are as follows:

	(in thousands)
	2016	2015	2014

Balance at beginning of year	$25,827	$22,864	$21,503
Additions during year
Unimproved land acquisitions	—	10,487	3,022
Improvements and other	205	1,533	1,209
Deductions during year
Cost of real estate sold	(442)	(670)	—
Impairment charge	(1,285)	(1,293)	—
Properties classified as held for sale during the year	(1,632)	(79)	—
Unimproved land moved to development in progress	(1,734)	(7,015)	(2,870)
Balance at close of year	$20,939	$25,827	$22,864

Total real estate investments(4)	$1,441,202	$1,236,091	$1,094,734

(1)	Consists of miscellaneous disposed assets.
(2)	Includes development projects that are placed in service in phases.
(3)	Consists of miscellaneous re-classed assets.
(4)

The net basis of the Company’s real estate investments, including held for sale properites, for Federal Income Tax purposes was $1.6 billion, $1.7 billion and $1.5 billion at April 30, 2016, 2015 and 2014, respectively.

2016 Annual Report F-51