Form 10-Q
period 2016-07-31
INVESTORS REAL ESTATE TRUST
filed 2016-09-08
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

The number of common shares of beneficial interest outstanding as of September 1, 2016, was 121,531,431.

PART I

ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2017

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	July 31, 2016	April 30, 2016
ASSETS
Real estate investments
Property owned	$1,667,442	$1,681,471
Less accumulated depreciation	(319,087)	(312,889)
	1,348,355	1,368,582
Development in progress	27,454	51,681
Unimproved land	18,933	20,939
Total real estate investments	1,394,742	1,441,202
Assets held for sale and assets of discontinued operations	215,817	220,537
Cash and cash equivalents	54,438	66,698
Other investments	—	50
Receivable arising from straight-lining of rents, net of allowance of $285 and $333, respectively	7,683	7,179
Accounts receivable, net of allowance of $144 and $97, respectively	3,018	1,524
Prepaid and other assets	2,265	2,937
Intangible assets, net of accumulated amortization of $6,916 and $6,230, respectively	1,172	1,858
Tax, insurance, and other escrow	4,752	5,450
Property and equipment, net of accumulated depreciation of $1,129 and $1,058, respectively	977	1,011
Goodwill	1,680	1,680
Deferred charges and leasing costs, net of accumulated amortization of $3,919 and $3,719, respectively	4,999	4,896
TOTAL ASSETS	$1,691,543	$1,755,022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$76,195	$77,488
Accounts payable and accrued expenses	41,797	39,727
Revolving line of credit	17,500	17,500
Mortgages payable, net of unamortized loan costs of $4,544 and $4,930, respectively	812,082	812,393
Construction debt and other	78,481	82,130
TOTAL LIABILITIES	1,026,055	1,029,238
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,468	7,522
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at July 31, 2016 and April 30, 2016, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at July 31, 2016 and April 30, 2016, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 121,527,837 shares issued and outstanding at July 31, 2016, and 121,091,249 shares issued and outstanding at April 30, 2016)	922,698	922,084
Accumulated distributions in excess of net income	(482,264)	(442,000)
Total Investors Real Estate Trust shareholders’ equity	579,108	618,758
Noncontrolling interests – Operating Partnership (16,285,239 units at July 31, 2016 and 16,285,239 units at April 30, 2016)	73,071	78,484
Noncontrolling interests – consolidated real estate entities	5,841	21,020
Total equity	658,020	718,262
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,691,543	$1,755,022

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

for the three months ended July 31, 2016 and 2015

	(in thousands, except per share data)
	Three Months Ended
	July 31,
	2016	2015
REVENUE
Real estate rentals	$44,985	$40,750
Tenant reimbursement	4,626	4,295
TOTAL REVENUE	49,611	45,045
EXPENSES
Property operating expenses, excluding real estate taxes	16,057	13,488
Real estate taxes	5,577	4,816
Depreciation and amortization	14,267	11,217
Impairment of real estate investments	54,153	1,285
General and administrative expenses	2,606	2,454
Acquisition and investment related costs	43	7
Other expenses	852	417
TOTAL EXPENSES	93,555	33,684
Operating (loss) income	(43,944)	11,361
Interest expense	(10,364)	(7,814)
Interest income	572	556
Other income	473	51
(Loss) income before gain (loss) on sale of real estate and other investments, and income from discontinued operations	(53,263)	4,154
Gain (loss) on sale of real estate and other investments	8,958	(175)
(Loss) income from continuing operations	(44,305)	3,979
Income from discontinued operations	3,711	748
NET (LOSS) INCOME	(40,594)	4,727
Net loss (income) attributable to noncontrolling interests – Operating Partnership	3,296	(186)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	15,655	(1)
Net (loss) income attributable to Investors Real Estate Trust	(21,643)	4,540
Dividends to preferred shareholders	(2,879)	(2,879)
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,522)	$1,661
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.23)	$0.01
Earnings (loss) per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.03	—
NET (LOSS) INCOME PER COMMON SHARE – BASIC & DILUTED	$(0.20)	$0.01
DIVIDENDS PER COMMON SHARE	$0.13	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

for the three months ended July 31, 2016 and 2015

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
Balance April 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					4,540	194	4,734
Distributions – common shares and units					(16,200)	(1,815)	(18,015)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Distribution reinvestment and share purchase plan			766	5,241			5,241
Shares issued and share-based compensation			220	22			22
Redemption of units for common shares			79	576		(576)	—
Other						(170)	(170)
Balance July 31, 2015	5,750	$138,674	125,520	$957,707	$(452,971)	$86,477	$729,887

Balance April 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					(21,643)	(18,897)	(40,540)
Distributions – common shares and units					(15,742)	(2,117)	(17,859)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Shares issued and share-based compensation			437	614			614
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						572	572
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(126)	(126)
Other						(24)	(24)
Balance July 31, 2016	5,750	$138,674	121,528	$922,698	$(482,264)	$78,912	$658,020

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

for the three months ended July 31, 2016 and 2015

	(in thousands)
	Three Months Ended
	July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(40,594)	$4,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,627	13,713
Depreciation and amortization from discontinued operations	40	4,996
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(8,958)	175
Share-based compensation expense	262	66
Impairment of real estate investments	54,153	1,725
Bad debt expense	263	(97)
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(736)	269
Accounts receivable	(1,503)	313
Prepaid and other assets	694	1,215
Tax, insurance and other escrow	256	41
Deferred charges and leasing costs	(303)	(1,436)
Accounts payable, accrued expenses and other liabilities	(2,446)	(925)
Net cash provided by operating activities	15,755	24,782
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	—	5
Payments for real estate deposits	—	(4,131)
Decrease in other investments	50	—
Decrease in lender holdbacks for improvements	735	1,354
Increase in lender holdbacks for improvements	(346)	(292)
Proceeds from sale of real estate and other investments	13,874	6,783
Insurance proceeds received	30	20
Payments for development and re-development of real estate assets	(5,458)	(40,678)
Payments for improvements of real estate assets	(11,292)	(7,043)
Payments for improvements of real estate assets from discontinued operations	—	(1,470)
Net cash used by investing activities	(2,407)	(45,452)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	905	23,123
Principal payments on mortgages payable	(13,127)	(35,594)
Proceeds from revolving lines of credit	—	23,000
Proceeds from construction debt	6,906	21,763
Proceeds from sale of common shares under distribution reinvestment and share purchase program	—	1,115
Proceeds from noncontrolling partner – consolidated real estate entities	572	—
Distributions paid to common shareholders	(15,742)	(12,203)
Distributions paid to preferred shareholders	(2,879)	(2,879)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(2,117)	(1,685)
Distributions paid to noncontrolling interests – consolidated real estate entities	(126)	(170)
Net cash (used) provided by financing activities	(25,608)	16,470
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,260)	(4,200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	66,698	48,970
CASH AND CASH EQUIVALENTS AT END OF YEAR	$54,438	$44,770

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

for the three months ended July 31, 2016 and 2015

	(in thousands)
	Three Months Ended
	July 31,
	2016	2015
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan – shares issued	$—	$3,997
Operating partnership distribution reinvestment plan – shares issued	—	130
Operating partnership units converted to shares	—	576
Increase to accounts payable included within real estate investments	3,768	6,880
Construction debt reclassified to mortgages payable	10,549	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $153 and $2,310, respectively	$10,195	$9,268

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for the three months ended July 31, 2016 and 2015

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”, “we” or “us”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing real estate. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the three months ended July 31, 2016 and 2015. Our properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of July 31, 2016, we held for investment 100 multifamily properties with 13,012 apartment units and 2.8 million net rentable square feet in 31 healthcare and 16 other properties. We held for sale 1 multifamily property, 35 healthcare properties and 2 parcels of land as of July 31, 2016. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

Our interest in the Operating Partnership was 88.2% of the limited partnership units of the Operating Partnership (“Units”) as of July 31, 2016 and 88.1% as of April 30, 2016. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their Units for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares of beneficial interest (“Common Shares”), on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for less than all of the Units held by such limited partner. The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as filed with the SEC on June 29, 2016.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidated analysis of reporting entities that are involved with variable interest entities, and (iv) provide a scope exception for certain entities. The ASU is effective for fiscal years beginning after December 15, 2015. We adopted the guidance in ASU 2015-02 as of May 1, 2016, as more fully described in the Variable Interest Entity section below.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability to which they relate, consistent with debt discounts, as opposed to being presented as assets. The ASU is effective for fiscal years beginning after December 15, 2015. We adopted the guidance in ASU 2015-03 as of May 1, 2016. We have retrospectively applied the guidance to debt issuance costs for all prior periods, which resulted in the reclassification of $4.5 million from deferred charges and leasing costs to mortgages payable on our Condensed Consolidated Balance Sheets at July 31, 2016.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under ASU 2015-05, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU is effective for fiscal years beginning after December 15, 2015. Our adoption of the guidance in ASU 2015-05 did not have a material impact on our operating results or financial position.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. We are currently evaluating the impact the new standard may have on our consolidated financial statements.

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

During the three months ended July 31, 2016, we recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, North Dakota, due to deterioration of this energy-impacted market, which resulted in poor leasing activity and declining rental rates during the three months ended July 31, 2016, which should generally be a strong leasing period. These properties were written-down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties impaired for $40.9 million, $4.7 million, and $2.8 million are owned by joint venture entities in which we have an approximately 70%, 60% and 70% interest, respectively, but which are consolidated in our financial statements. We expect to discuss rebalancing the mortgage loans with the lenders for two of these properties during the second quarter of fiscal year 2017.

During the three months ended July 31, 2015, we incurred a loss of approximately $1.7 million due to impairment of one office property and one parcel of land. We recognized impairment of approximately $440,000 on an office property in Eden Prairie, Minnesota, which was written-down to estimated fair value during the first quarter of fiscal year 2016 based on receipt of a market offer to purchase and our intent to dispose of the property. We recognized impairment of $1.3 million on a parcel of land in Grand Chute, Wisconsin based on its sale listing price and our intent to dispose of the property. The impairment loss of the Eden Prairie, Minnesota property for the first quarter of fiscal year 2016 is reported in discontinued operations. See Note 7 for additional information.

HELD FOR SALE

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. Thirty-five healthcare properties, one multifamily property, and two parcels of land were classified as held for sale at July 31, 2016. Thirty-five healthcare properties, one multifamily property, one industrial property and three parcels of unimproved land were classified as held for sale at April 30, 2016.

COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2016, our compensating balances totaled $13.1 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The PrivateBank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	250,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,060,000

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $735,000 in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2016 is due primarily to the release of loan proceeds to us upon completion of construction and tenant improvement projects, while the increase of approximately $346,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the three months ended July 31, 2016 and 2015, respectively, we added no new intangible assets or intangible liabilities. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

Our identified intangible assets and intangible liabilities at July 31, 2016 and April 30, 2016 were as follows:

	(in thousands)
	July 31, 2016	April 30, 2016
Identified intangible assets (included in intangible assets):
Gross carrying amount	$8,088	$8,088
Accumulated amortization	(6,916)	(6,230)
Net carrying amount	$1,172	$1,858

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$159	$159
Accumulated amortization	(61)	(55)
Net carrying amount	$98	$104

The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $5,000 and $6,000 for the three months ended July 31, 2016 and 2015, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2018	$5
2019	(11)
2020	(20)
2021	(16)
2022	(13)

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was approximately $675,000 and $192,000 for the three months ended July 31, 2016 and 2015, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2018	$1,171
2019	269
2020	170
2021	104
2022	78

The excess of the cost of an acquired property over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of July 31, 2016 and April 30, 2016 was $1.7 million. The annual review at April 30, 2016 indicated no impairment to goodwill and there was no indication of impairment at July 31, 2016.  During the three months ended July 31, 2016, we disposed of one commercial property to which goodwill had been assigned, and as a result, approximately $17,000 of goodwill was derecognized. The goodwill of the commercial property was included in assets held for sale at April 30, 2016. There were no changes to goodwill in the three months ended July 31, 2015.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we combined utilities, maintenance, insurance, property management expenses and other property expenses onto a single line called property operating expenses, excluding real estate taxes. We also combined depreciation/amortization related to real estate investments and amortization related to non-real estate investments onto a single line called depreciation and amortization. Additionally on the Condensed Consolidated Statements of Operations, we reclassed acquisition and project costs from other expenses to acquisition and investment related costs. On the Condensed Consolidated Balance Sheets, we reclassified assets and liabilities related to properties classified as held for sale and we reclassified debt issuance costs from deferred charges and leasing costs to mortgages payable, as part of our adoption of ASU 2015-03, as described above in the Recent Accounting Pronouncements section.

We report, in discontinued operations, the results of operations and the related gains or losses of properties that have either been disposed of or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the fourth quarter of fiscal year 2016, we classified as discontinued operations 34 senior housing properties, which remained in discontinued operations at July 31, 2016.

PROCEEDS FROM FINANCING LIABILITY

During fiscal year 2014, we sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing liability due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of July 31, 2016 was $7.9 million.

VARIABLE INTEREST ENTITY

As discussed in the Recent Accounting Pronouncements section, effective May 1, 2016, we adopted the guidance in ASU 2015-02.  As a result, the Operating Partnership and each of our less than wholly-owned real estate partnerships have been deemed to have the characteristics of a variable interest entity (“VIE”).  However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the recognized amounts in our condensed consolidated balance sheets and statements of operations or amounts reported in our condensed consolidated statements of cash flows. We determined that an additional six consolidated partnerships, including the Operating Partnership, are VIEs under the new standard because the limited partners are not able to exercise substantive kick-out or participating rights. We have a controlling financial interest in the VIEs, and both the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. As a result, we are the VIEs primary beneficiary and the partnerships are required to be consolidated on our balance sheet. Because the Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Upon the exercise of Exchange Rights, and in our sole discretion, we may issue shares in exchange for Units on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2016 and 2015:

	Three Months Ended
	July 31,
	2016	2015
NUMERATOR
(Loss) income from continuing operations – Investors Real Estate Trust	$(24,914)	$3,868
Income from discontinued operations – Investors Real Estate Trust	3,271	672
Net (loss) income attributable to Investors Real Estate Trust	(21,643)	4,540
Dividends to preferred shareholders	(2,879)	(2,879)
Numerator for basic earnings per share – net (loss) income available to common shareholders	(24,522)	1,661
Noncontrolling interests – Operating Partnership	(3,296)	186
Numerator for diluted (loss) earnings per share	$(27,818)	$1,847
DENOMINATOR
Denominator for basic earnings per share weighted average shares	121,117	124,855
Effect of convertible operating partnership units	16,285	13,951
Denominator for diluted earnings per share	137,402	138,806
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.23)	$0.01
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.03	—
NET (LOSS) INCOME PER COMMON SHARE – BASIC & DILUTED	$(0.20)	$0.01

NOTE 4 • EQUITY

ATM. During the second quarter of fiscal year 2014, we and our Operating Partnership entered into an At the Market sales agreement (“ATM”) with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which we may from time to time sell our Common Shares having an aggregate offering price of up to $75 million. The shares would be issued pursuant to our currently-effective shelf registration statement on Form S-3ASR. On June 1, 2016, we and our Operating Partnership terminated the ATM sales agreement with Baird according to its terms. We did not issue any shares under the ATM.

Equity Awards. During the first quarter of fiscal year 2017, we issued approximately 378,000 Common Shares, with a total grant-date value of approximately $1.4 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan, for trustee share based compensation for fiscal year 2016 performance. During the first quarter of fiscal year 2016, we issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan, for executive officer and trustee share based compensation for fiscal year 2015 performance.

DRIP. We have implemented a Distribution Reinvestment and Share Purchase Plan (“DRIP”), which provides our common shareholders and the unitholders of the Operating Partnership an opportunity to invest their cash distributions in Common Shares and to purchase additional Common Shares through voluntary cash contributions. A DRIP participant cannot purchase additional Common Shares in excess of $10,000 per month, unless waived by us. We did not issue any waivers during the three months ended July 31, 2016 and 2015.

As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the three months ended July 31, 2016, no shares were issued under the DRIP. During the three months ended July 31, 2015, approximately 766,000 Common Shares with a total value included in equity of $5.2 million, and an average price per share after applicable discounts of $6.84, were issued under the DRIP.

Exchange Rights. Pursuant to the exercise of Exchange Rights, there were no Common Shares issued in exchange for Units during the three months ended July 31, 2016. During the three months ended July 31, 2015, approximately 78,000 Common Shares were issued in exchange for Units, with a total value of approximately $576,000 included in equity.

NOTE 5 • SEGMENT REPORTING

We report our results in two reportable segments, which are aggregations of similar properties: multifamily and healthcare, excluding our senior housing properties, which are classified as held for sale and discontinued operations at July 31, 2016.

We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). During the three months ended July 31, 2016, we removed offsite costs associated with property management and casualty-related amounts from our assessment of segment performance as a result of our announced strategic shift to focus solely on our multifamily segment. These expenses were removed from the operating results reviewed by our chief operating decision maker to allow for the assessment of direct property costs in NOI, excluding allocated costs. We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with US GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and NOI for these reportable segments are summarized as follows for the three month periods ended July 31, 2016 and 2015, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$35,040	$11,541	$3,030	$—	$49,611
Real estate expenses	14,879	4,192	725	1,838	21,634
Net operating income (loss)	$20,161	$7,349	$2,305	$(1,838)	$27,977
Depreciation and amortization					(14,267)
Impairment of real estate investments					(54,153)
General and administrative expenses					(2,606)
Acquisition and investment related costs					(43)
Other expenses					(852)
Interest expense					(10,364)
Interest and other income					1,045
Loss before gain on sale of real estate and other investments and income from discontinued operations					(53,263)
Gain on sale of real estate and other investments					8,958
Loss from continuing operations					(44,305)
Income from discontinued operations					3,711
Net loss					$(40,594)

(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Three Months Ended July 31, 2015	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$31,433	$10,779	$2,833	$—	$45,045
Real estate expenses	13,438	3,482	610	774	18,304
Net operating income (loss)	$17,995	$7,297	$2,223	$(774)	26,741
Depreciation and amortization					(11,217)
Impairment of real estate investments					(1,285)
General and administrative expenses					(2,454)
Acquisition and investment related costs					(7)
Other expenses					(417)
Interest expense					(7,814)
Interest and other income					607
Income before gain on sale of real estate and other investments					4,154
Loss on sale of real estate and other investments					(175)
Income from continuing operations					3,979
Income from discontinued operations					748
Net income					$4,727

(1)	Consists of offsite costs associated with property management and casualty-related amounts..

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2016, and April 30, 2016, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,226,490	$340,806	$100,146	$1,667,442
Less accumulated depreciation	(211,953)	(86,120)	(21,014)	(319,087)
Total property owned	$1,014,537	$254,686	$79,132	$1,348,355
Assets held for sale and assets from discontinued operations				215,817
Cash and cash equivalents				54,438
Receivables and other assets				26,546
Development in progress				27,454
Unimproved land				18,933
Total Assets				$1,691,543

	(in thousands)
As of April 30, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,243,909	$337,920	$99,642	$1,681,471
Less accumulated depreciation	(209,156)	(83,558)	(20,175)	(312,889)
Total property owned	$1,034,753	$254,362	$79,467	$1,368,582
Assets held for sale and assets from discontinued operations				220,537
Cash and cash equivalents				66,698
Other investments				50
Receivables and other assets				26,535
Development in progress				51,681
Unimproved land				20,939
Total Assets				$1,755,022

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

Purchase Options.  We have granted options to purchase certain of our properties to tenants under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of our initial cost for the property. As of July 31, 2016, the total investment cost, plus improvements, for the 14 properties subject to purchase options was $96.7 million, and the total gross rental revenue from these properties was $2.2 million for the three months ended July 31, 2016. The tenant in our 8 Spring Creek senior housing properties has exercised its option to purchase the portfolio for a sale price of $43.5 million. The Spring Creek portfolio accounts for $40.9 million of the total investment cost and approximately $881,000 of the total gross rental revenue subject to purchase options.

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

Restrictions on Taxable Dispositions.  Approximately 51 of our properties, consisting of approximately 765,000 square feet of our combined commercial properties and 4,603 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $436.4 million at July 31, 2016. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods because we generally hold properties for investment purposes, rather than for sale.  Historically, where we have deemed it to be in the Company’s and the shareholders’ best interests to dispose of restricted properties, we have done so through tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Exchange Value of Units.  Whenever limited partners of the Operating Partnership exercise their Exchange Rights, we have the right, but not the obligation, to acquire such Units in exchange for either cash or our Common Shares on a one-

for-one basis. If Units are exchanged for cash, the amount of cash per Unit is equal to the average of the daily market price of a Common Share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2016 and 2015, the aggregate exchange value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $106.9 million and $100.3 million, respectively. All Units receive the same cash distributions as those paid on our Common Shares.

Joint Venture Buy/Sell Options.  Several of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests. However, from time to time, we have entered into joint venture agreements which contain options compelling us to acquire the interest of the other parties. We currently have one such joint venture, IRET-Minot Apartments, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement.  The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets. See Note 11 for additional information.

Tenant Improvements. In entering into leases with tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2016, we are committed to fund $5.3 million in tenant improvements within approximately the next 12 months.

Development Project.  As of July 31, 2016, we had development projects underway or placed in service during the quarter, the costs for which have been capitalized, as follows:

			(in thousands)		(in fiscal years)
		Rentable			Anticipated
		Square Feet	Anticipated	Costs as of	Construction
Project Name and Location	Planned Segment	or Number of Units	Total Cost	July 31, 2016	Completion
71 France - Edina, MN(1)	Multifamily	241 units	73,290	72,230	In Service
Monticello Crossings - Monticello, MN	Multifamily	202 units	31,784	24,248	3Q 2017
Other	n/a	n/a	n/a	3,155	n/a
			$105,074	$99,633
(1)

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

Construction interest capitalized for the three month periods ended July 31, 2016 and 2015, respectively, was approximately $153,000 and $2.3 million for development projects completed and in progress.

Pending Disposition. We currently have a signed sales agreement for the disposition of the following properties. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently proposed, or at all:

•	eight senior housing properties and a parcel of unimproved land in Idaho for a sales price of $43.5 million, pursuant to the tenant exercising its purchase option.

NOTE 7 • DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations and any gain or loss on sale of a property or group of properties that has either been disposed of or is classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. During fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as held for sale subsequently sold during fiscal year 2016. Additionally, we determined that our strategic decision to exit senior housing, which was a subset of our healthcare segment, met the criteria for discontinued operations and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. These 34 properties continued to be classified as held for sale and discontinued operations at July 31, 2016.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three months ended July 31, 2016 and 2015:

	(in thousands)
	Three Months Ended
	July 31,
	2016	2015
REVENUE
Real estate rentals	$5,010	$18,440
Tenant reimbursement	114	6,265
TRS senior housing revenue	873	1,038
TOTAL REVENUE	5,997	25,743
EXPENSES
Property operating expenses, excluding real estate taxes	—	6,100
Real estate taxes	112	3,520
Depreciation and amortization	16	7,089
Impairment of real estate investments	—	440
TRS senior housing expenses	784	769
Other expenses	—	—
TOTAL EXPENSES	912	17,918
Operating income	5,085	7,825
Interest expense(1)	(1,374)	(7,147)
Other income	—	70
INCOME FROM DISCONTINUED OPERATIONS	$3,711	$748
(1)

Interest expense for the three months ended July 31, 2015 includes $1.5 million of default interest related to a $122.6 million non-recourse loan by one of our subsidiaries. In the third quarter of fiscal year 2016, ownership of the nine properties serving as collateral on the loan was transferred to the mortgage lender and the debt obligation and accrued interest was removed from our balance sheet.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	July 31, 2016	April 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$193,169	$189,900
Receivable arising from straight-lining of rents	10,000	9,805
Accounts receivable	1,628	1,707
Prepaid and other assets	33	43
Tax, insurance and other escrow	723	670
Property and equipment	464	479
Goodwill	18	18
Total major classes of assets of the discontinued operations	206,035	202,622
Other assets included in the disposal group classified as held for sale	9,782	17,915
Total assets of the disposal group classified as held for sale on the balance sheet	$215,817	$220,537

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$612	$810
Mortgages payable	67,179	67,940
Other	7,900	7,900
Total major classes of liabilities of the discontinued operations	75,691	76,650
Other liabilities included in the disposal group classified as held for sale	504	838
Total liabilities of the disposal group classified as held for sale on the balance sheet	$76,195	$77,488

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added no new real estate properties to our portfolio through property acquisitions during the three months ended July 31, 2016 and 2015.

 DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $72.2 million and $105.8 million of development projects in service during the three months ended July 31, 2016 and 2015, respectively, as detailed below.

Three Months Ended July 31, 2016

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
241 unit - 71 France - Edina, MN(1)	2016-05-01	$4,721	$67,509	$72,230

Total Development Projects Placed in Service		$4,721	$67,509	$72,230
(1)

Costs paid in prior fiscal years totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.3 million, for a total project cost at July 31, 2016 of $72.2 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

Three Months Ended July 31, 2015

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (1)	2015-06-01	$240	$14,360	$14,600
288 unit - Renaissance Heights - Williston, ND(2)	2015-07-27	3,080	59,259	62,339
		3,320	73,619	76,939

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(3)	2015-06-01	—	28,816	28,816

Total Development Projects Placed in Service		$3,320	$102,435	$105,755
(1)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs paid in fiscal year 2016 totaled $2.3 million, for a total project cost at July 31, 2015 of $14.6 million.
(2)

Costs paid in prior fiscal years totaled $57.7 million. Additional costs paid in fiscal year 201 totaled $4.6 million, for a total project cost at July 31, 2015 of $62.3 million. The project is owned by a joint venture entity in which we currently have an approximately 70.0% interest. The joint venture is consolidated in our financial statements. An impairment charge of $36.7 million was recorded for this property in the three months ended July 31, 2016. See Note 2 for additional information.

(3)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs paid in fiscal year 2016 totaled $8.0 million, for a total project cost at July 31, 2015 of $28.8 million.

PROPERTY DISPOSITIONS

During the first quarter of fiscal year 2017, we sold one commercial property and one parcel of unimproved land for a total sales price of $13.7 million. During the first quarter of fiscal year 2016, we sold one commercial property for a total sales price of $7.0 million. The following table details our dispositions during the three months ended July 31, 2016 and 2015:

Three Months Ended July 31, 2016

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Other
195,075 sq ft Stone Container - Fargo, ND	2016-07-25	13,400	4,418	8,982

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	2016-05-06	250	274	(24)

Total Property Dispositions		$13,650	$4,692	$8,958

Three Months Ended July 31, 2015

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	7,000	7,175	(175)

Total Property Dispositions		$7,000	$7,175	$(175)

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.47% to 7.94%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of July 31, 2016, our management believes there are no material defaults or material compliance issues in regard to any mortgages payable.

Of the mortgages payable, including mortgages on properties held for sale, the balances of fixed rate mortgages totalled $635.1 million at July 31, 2016 and $689.3 million at April 30, 2016. The balances of variable rate mortgages totalled $249.2 million and $196.8 million as of July 31, 2016 and April 30, 2016, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2016, the weighted average rate of interest on our mortgage debt was 4.54%, compared to 4.54% on April 30, 2016. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2016, is as follows:

	(in thousands)
	Mortgages	Mortgages
	on Properties	on Properties
	Held for	Held for
Year Ended April 30,	Investment	Sale
2017 (remainder)	$79,673	$47,017
2018	66,279	1,106
2019	145,153	6,921
2020	112,226	612
2021	154,461	4,901
Thereafter	258,834	7,237
Total payments	$816,626	$67,794

In addition to the individual mortgage loans comprising our $884.4 million of mortgage indebtedness, we also have a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of July 31, 2016, lending commitments of $100.0 million. This line of credit is not included in our mortgage indebtedness total. As of July 31, 2016, the line of credit was secured by mortgages on 17 properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of July 31, 2016 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota, First Western Bank and Trust, Dacotah Bank, Highland Bank, American State Bank & Trust Company, Town & Country Credit Union, WoodTrust Bank, United Community Bank and United Bankers’ Bank. As of July 31, 2016, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million. As of July 31, 2016 and April 30, 2016, we had borrowed $17.5 million, respectively. The line of credit includes covenants and restrictions requiring us to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool. We are also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of July 31, 2016, we believe we were in compliance with the line of credit’s covenants.

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

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at July 31, 2016 and April 30, 2016.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets and liabilities measured at fair value on a nonrecurring basis at July 31, 2016 consisted of real estate investments that were written-down to estimated fair value during the three months ended July 31, 2016. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2016 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2016. See Note 2 for additional information on impairment losses recognized during fiscal years 2017 and 2016. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
July 31, 2016
Real estate investments	$35,281	$—	$—	$35,281

April 30, 2016
Real estate held for sale	$6,650	$—	$—	$6,650

We estimate the fair value of our real estate investments using an income or market approach, including appraisals, management estimates, and discounted cash flow calculations. As of July 31, 2016, we estimated fair value on one of our properties using an independent appraisal. Additionally, we used a discounted cash flow valuation technique to estimate fair value on three properties. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period of 10 years. Cash flows are derived from property rental revenue less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space plus a projected growth factor. Similarly, estimated operating expenses and real estate taxes are based on amounts incurred or expected in the current fiscal year plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.

The fair value of each property is calculated by discounting the future cash flows (including the projected sales proceeds), using an appropriate discount rate to determine the fair value of the equity in each investment. Significant unobservable quantitative inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on the location, type and nature of each property, and current and anticipated market conditions. Significant unobservable quantitative inputs used in determining the fair value of these real estate investments at July 31, 2016, was a discount rate of 9.0% and a terminal capitalization rate of 9.0%.

As of April 30, 2016, we estimated fair value on two properties held for sale based upon receipt of individual market offers and our intent to dispose of the properties.

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

The estimated fair values of our financial instruments as of July 31, 2016 and April 30, 2016, are as follows:

	(in thousands)
	July 31, 2016		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$54,438	$54,438	$66,698	$66,698
FINANCIAL LIABILITIES
Other debt	78,383	78,383	82,026	82,026
Lines of credit	17,500	17,500	17,500	17,500
Mortgages payable	816,626	884,809	817,324	866,649
Mortgages payable related to assets held for sale	67,794	79,632	68,824	78,690

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to Common Shares on the Condensed Consolidated Balance Sheets. We currently have one joint venture, IRET-Minot Apartments, LLC, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement. IRET-Minot Apartments, LLC owns the Commons and Landing at Southgate properties in Minot, ND.

As of July 31, 2016, the estimated redemption value of the redeemable noncontrolling interests was $7.5 million. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2016	$7,522
Net income	(54)
Balance at July 31, 2016	$7,468

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 4,250,000 shares, over the ten year period in which the plan will be in effect. Through July 31, 2016, awards under the 2015 Incentive Plan consisted of restricted and unrestricted Common Shares.

Prior to the approval of our 2015 Incentive Plan, share based awards were provided to officers, non-officer employees and trustees under the our 2008 Incentive Award Plan, which was approved by shareholders on September 16, 2008, which allowed for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 2,000,000 shares, over the period in which the plan will be in effect. Through July 31, 2016, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted Common Shares.

Long-Term Incentive Plan

Under the 2008 Incentive Award Plan, our officers and non-officer employees could earn share awards under the Long-Term Incentive Program (“LTIP”) adopted pursuant to the plan, which was a backward-looking program that measured performance over a one-year performance period beginning on the first day of each fiscal year. Such awards were payable to the extent deemed earned in shares, 50% of which vested on the last day of the performance period and 50% of which vested on the first anniversary of the end of the performance period. Such awards utilized the sole performance metric of the three-year average of the annual absolute total shareholder return (“TSR”).

Under the 2015 Incentive Plan, our officers and non-officer employees may earn share awards under a revised long-term incentive program, a forward-looking program that measures long-term performance over the stated performance period. Such awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.

2017 LTIP Awards

Awards granted on June 22, 2016 (“2017 LTIP Awards”) consist of  time-based restricted share awards and performance restricted share awards for 45,651 and 273,901 shares, respectively, that are classified as equity awards. The time-based restricted share awards vest as to one-third of the shares on each June 22, 2017, May 1, 2018 and May 1, 2019.  We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

The performance restricted share awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of shares that are eligible to be earned are the shares that were granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, and regardless of whether the market conditions are achieved and the performance restricted share awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The assumptions used to value the performance restricted share awards were an expected volatility of 23.8%, a risk-free interest rate of 0.86% and an expected life of 2.85 years. We based the expected volatility on the historical volatility of our daily closing share price. The share price at the grant date, June 22, 2016, was $6.24.  We based the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award. We based the expected term on the performance period of the performance restricted share award.

2016 LTIP Awards

To accommodate the transition from the 2008 Incentive Award Plan to the 2015 Incentive Plan, performance periods for such awards granted on September 16, 2015 (“2016 LTIP Awards”) included one-year, two-year and three-year periods beginning on May 1, 2015. The 2016 LTIP Awards utilize the performance metrics of relative TSR for 67% of the award and absolute TSR for 33% of the award, and earned shares vest 50% at the conclusion of the performance period and 50% on the first anniversary of the end of the performance period. The 2016 LTIP Awards for performance periods of one, two and three years were 380,498 353,535 and 353,535 shares, respectively.

In connection with the 3-year 2016 LTIP Awards, we recognize compensation expense ratably (over 31.5 months for the 50% unrestricted shares and over 43.5 months for the 50% restricted shares) based on the grant date fair value, as determined using a binomial model employing the Monte Carlo simulation, and regardless of whether the market conditions are achieved and the 2016 LTIP Awards ultimately vest.  The market conditions utilized for the 2016 LTIP Awards are absolute TSR (1/3 weighting) and relative TSR measured against the MSCI US REIT Index (2/3 weighting).

The assumptions used to value the 2016 LTIP Awards were an expected volatility of 16.6%, a risk-free interest rate of 1.13% and an expected life of 3 years.  We based the expected volatility on the historical volatility of our daily closing share price. The share price at the grant date, September 16, 2015, was $7.13.  We based the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the 2016 LTIP Award. We based the expected term on the performance period of the 2016 LTIP Award.

Trustee Awards

We award share-based compensation to our non-management trustees on an annual basis. Awards for 59,000 shares granted on June 22, 2016 consisted of time-based restricted share awards that vest on May 1, 2017. We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $262,000 and $66,000 for the three months ended July 31, 2016 and 2015, respectively.

NOTE 13 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On September 1, 2016, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	September 15, 2016	October 3, 2016
Preferred shares:
Series A	$0.5156	September 15, 2016	September 30, 2016
Series B	$0.4968	September 15, 2016	September 30, 2016

Acquisition of Joint Venture Minority Interest.  On August 4, 2016, we purchased the remaining 41.41% minority interest in the Red 20 mixed-use, multifamily and retail property for a purchase price totaling $4.9 million.

Pending Acquisitions. On August 5, 2016 we signed an agreement to prepurchase a to-be-built multifamily property with 150 units and 23,600 square feet of retail space in Minneapolis, MN, for a purchase price of $47.6 million, to be paid in cash. This pending acquisition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently proposed, or at all.

Pending Dispositions. On August 26, 2016 we signed six agreements to sell 26 senior housing properties for a total of approximately $236.0 million. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as our audited financial statements for the fiscal year ended April 30, 2016, which are included in our Form 10-K filed with the SEC on June 29, 2016.

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

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multifamily, healthcare and other properties located primarily in the upper Midwest states of Minnesota and North Dakota. As of July 31, 2016, we held for investment 100 multifamily properties containing 13,012 apartment units and having a total real estate investment amount net of accumulated depreciation of $1.0 billion, 31 healthcare properties and 16 other properties, containing approximately 2.8 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $333.8 million. We held for sale 1 multifamily property, 35 healthcare properties and 2 parcels of land as of July 31, 2016.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on June 29, 2016, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three months ended July 31, 2016.

First Quarter Activities

Summarized below are transactions that occurred during the first quarter of our fiscal year 2017:

•	As part of our strategic plan to sell our commercial office and retail portfolios, we disposed of one commercial property and one parcel of unimproved land for sales prices totaling $13.7 million.
•	The placement into service of the 241 unit 71 France multifamily property in Edina, MN, in which we have an approximately 52.6% interest. This project also includes 20,956 square feet of retail space.

Same-store and Non-same-store Properties

Throughout this Quarterly Report on Form 10-Q, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared, and properties sold or classified as held for sale), and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multifamily properties and 85% for healthcare and other properties.

For the comparison of the three months ended July 31, 2016 and 2015, all or a portion of 34 properties were non-same-store, of which 11 were redevelopment or in-service development properties.

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

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong. Investors have abundant equity and access to debt to facilitate acquisitions and developments. Prices and sales volumes are strong. Fundamentals are favorable across property types. The exception for us is in Williston, ND, an energy-impacted market, where we are experiencing very high vacancies and offering rent concessions to attract residents. During the first quarter of fiscal year 2017 in Williston we saw a deterioration in the market, which resulted in poor leasing and declining rental rates during what should have been the best leasing season for multifamily properties. Consequently, we recorded impairments for our three multifamily properties and one parcel of unimproved land in Williston.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information

We experienced generally stable trends across most of our apartment investments during the quarter ended July 31, 2016, except in energy impacted markets. Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We continue to observe considerable multifamily development activity in our markets, and as this new construction is completed, we will experience increased competition for residents. However, developers of new apartment projects are trying to push up market rents to support the increasing costs of new developments. Many existing apartment owners of modestly older properties are making significant upgrades to their units and raising rents. The calendar 2016 economic outlook of the Ninth Federal Reserve District, which overlays most of our geographic footprint, is positive according to the Federal Reserve Bank of Minneapolis.  Increases in employment and personal income growth are projected. The biggest challenge facing employers is hiring qualified workers. The unemployment rate is generally below the national average in most of the district’s states.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended July 31, 2016 and 2015

The discussion that follows is based on our consolidated results of operations for the three months ended July 31, 2016 and 2015.

	Three Months Ended
	July 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Real estate rentals	$44,985	$40,750	$4,235	10.4%
Tenant reimbursement	4,626	4,295	331	7.7%
TOTAL REVENUE	49,611	45,045	4,566	10.1%
Property operating expenses, excluding real estate taxes	16,057	13,488	2,569	19.0%
Real estate taxes	5,577	4,816	761	15.8%
Depreciation and amortization	14,267	11,217	3,050	27.2%
Impairment of real estate investments	54,153	1,285	52,868	4,114.2%
General and administrative expenses	2,606	2,454	152	6.2%
Acquisition and investment related costs	43	7	36	514.3%
Other expenses	852	417	435	104.3%
TOTAL EXPENSES	93,555	33,684	59,871	177.7%
Operating (loss) income	(43,944)	11,361	(55,305)	(486.8)%
Interest expense	(10,364)	(7,814)	(2,550)	32.6%
Interest income	572	556	16	2.9%
Other income	473	51	422	827.5%
(Loss) income before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	(53,263)	4,154	(57,417)	(1,382.2)%
Gain (loss) on sale of real estate and other investments	8,958	(175)	9,133	(5,218.9)%
(Loss) income from continuing operations	(44,305)	3,979	(48,284)	(1,213.5)%
Income from discontinued operations	3,711	748	2,963	396.1%
NET (LOSS) INCOME	(40,594)	4,727	(45,321)	(958.8)%
Net loss (income) attributable to noncontrolling interests – Operating Partnership	3,296	(186)	3,482	(1,872.0)%
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	15,655	(1)	15,656	(1,565,600.0)%
Net (loss) income attributable to Investors Real Estate Trust	(21,643)	4,540	(26,183)	(576.7)%
Dividends to preferred shareholders	(2,879)	(2,879)	—	—%
NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,522)	$1,661	$(26,183)	(1,576.3)%

Revenues.  Revenues for the three months ended July 31, 2016 were $49.6 million compared to $45.0 million in the three months ended July 31, 2015, an increase of $4.6 million or 10.1%. The increase in revenue for the three months ended July 31, 2016 resulted primarily from properties acquired and development projects placed in service in fiscal year 2016, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months Ended July 31, 2016
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	$6,418
Decrease in revenue from same-store properties(1)	(1,025)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2017 and 2016	(827)
Net increase in total revenue	$4,566
(1)	See analysis of NOI by segment below for additional information.

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 19.0% to $16.1 million in the first quarter of fiscal year 2017 compared to $13.5 million in the same period of the prior fiscal year. Of this $2.6 million increase, $1.1 million was attributable to non-same-store properties. Same-store properties accounted for $1.5 million of the increase, which was primarily attributable to increases in offsite property management costs, casualty related costs, and general maintenance expenses.

Real Estate Taxes.  Real estate taxes increased by 15.8% to $5.6 million in the first quarter of fiscal year 2017, compared to $4.8 million in the same period of the prior fiscal year. An increase of $790,000 was attributable to non-same-store properties while same-store properties realized a decrease of $29,000.

Depreciation and Amortization. Depreciation and amortization increased by 27.2% to $14.3 million in the first quarter of fiscal year 2017, compared to $11.2 million in the same period of the prior fiscal year.  This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Impairment of Real Estate Investments.  We recognized approximately $54.2 million and $1.3 million of impairment in continuing operations during the three months ended July 31, 2016 and 2015, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

General and Administrative Expenses.  General and administrative expenses increased by 6.2% to $2.6 million in the three months ended July 31, 2016, compared to $2.5 million in the same period of the prior fiscal year. This change of approximately $152,000 was primarily due to increases in short term incentive plan expense and share-based compensation expense, offset by a decrease in salary expense.

Acquisition and Investment Related Costs.  Acquisition and investment related costs increased to approximately $43,000 in the three months ended July 31, 2016, compared to approximately $7,000 in the same period of the prior fiscal year, primarily due to increased costs related to development projects we are no longer pursuing.

Other Expenses.  Other expenses increased 104.3%, or approximately $435,000, to $852,000 in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year, primarily due to third-party consulting costs.

Interest Expense.  Components of interest expense in the three months ended July 31, 2016 and 2015 were as follows.

	Three Months Ended
	July 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Mortgage debt	$9,323	$7,653	$1,670	21.8%
Line of credit	212	914	(702)	(76.8)%
Other	829	(753)	1,582	(210.1)%
Total interest expense	$10,364	$7,814	$2,550	32.6%

Mortgage interest increased by 21.8% to $9.3 million in the first quarter of fiscal year 2017, compared to $7.7 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $1.7 million to our mortgage interest expense in the three months ended July 31, 2016, while mortgage interest on same-store properties decreased approximately $84,000 compared to the three months ended July 31, 2015, primarily due to loan payoffs and refinancings.

Interest expense on our line of credit decreased to approximately $212,000 in the three months ended July 31, 2016, compared to approximately $914,000 in the same period of the prior fiscal year, primarily due to a lower average outstanding balance during the first quarter of fiscal year 2017.

Other interest consists of interest on construction loans, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by $1.6 million to approximately $829,000 in the first quarter of fiscal year 2017, compared to the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest.

Interest and Other Income. We recorded interest income in the first quarter of fiscal year 2017 and 2016 of approximately $572,000 and $556,000, respectively.  The change between periods was immaterial.

Other income increased 827.5% to approximately $473,000 in the first quarter of fiscal year 2017 compared to the same period of the prior fiscal year. The change was primarily due to an increase in real estate tax appeal refunds.

Gain (Loss) on Sale of Real Estate and Other Investments. We recorded in continuing operations a net gain of $9.0 million and a net loss of approximately $175,000 in the three months ended July 31, 2016 and 2015, respectively. Properties sold in the three months ended July 31, 2016 and 2015 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income from Discontinued Operations.  We recorded income from discontinued operations of $3.7 million and approximately $748,000 in the three months ended July 31, 2016 and 2015, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of July 31, 2016 compared to July 31, 2015 decreased in our multifamily and healthcare segments on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of July 31,		As of July 31,
Segments	2016	2015	2016	2015
Multifamily	93.0%	95.1%	90.4%	91.2%
Healthcare	92.7%	95.8%	88.7%	89.3%

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

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three months ended July 31, 2016 and 2015.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three months ended July 31, 2016 and 2015.

	Three Months Ended July 31,
	2016	2015	$ Change	% Change
All Segments

Real estate revenue
Same-store	$40,548	$41,573	$(1,025)	(2.5)%
Non-same-store(1)	9,063	3,472	5,591	161.0%
Total	$49,611	$45,045	$4,566	10.1%

Real estate expenses
Same-store	$18,092	$16,661	$1,431	8.6%
Non-same-store(1)	3,542	1,643	1,899	115.6%
Total	$21,634	$18,304	$3,330	18.2%

Net operating income
Same-store	$22,456	$24,912	$(2,456)	(9.9)%
Non-same-store(1)	5,521	1,829	3,692	201.9%
Total	$27,977	$26,741	$1,236	4.6%
Depreciation/amortization	(14,267)	(11,217)
Impairment of real estate investments	(54,153)	(1,285)
General and administrative expenses	(2,606)	(2,454)
Acquisition and investment related costs	(43)	(7)
Other expenses	(852)	(417)
Interest expense	(10,364)	(7,814)
Interest and other income	1,045	607
Income (loss) before gain (loss) on sale of real estate and other investments and income from discontinued operations	(53,263)	4,154
Gain (loss) on sale of real estate and other investments	8,958	(175)
(Loss) income from continuing operations	(44,305)	3,979
Income from discontinued operations(2)	3,711	748
Net (loss) income	$(40,594)	$4,727

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -

71 France, Edina, MN; Arcata, Golden Valley, MN; Avalon Cove, Rochester, MN; Cardinal Point, Grand Forks, ND; Cascade Shores, Rochester, MN; Chateau II, Minot, ND; Crystal Bay, Rochester, MN; Deer Ridge, Jamestown, ND; French Creek, Rochester, MN; Gardens, Grand Forks, ND; GrandeVille at Cascade Lake, Rochester, MN; Legacy Heights, Bismarck, ND; Red 20, Minneapolis, MN and Renaissance Heights, Williston, ND.

Total number of units, 2,172.

	Healthcare -	Edina 6565 France SMC III, Edina, MN; Lakeside Medical Plaza, Omaha, NE and PrairieCare Medical, Brooklyn Park, MN. Total rentable square footage, 156,199.
	Other -	Minot Southgate Retail, Minot, ND and Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 228,406.

Held for Sale -	Multifamily -	Pinecone Villas, Sartell, MN. Total number of units, 24.
	Healthcare -	Sartell 2000 23rd St, Sartell, MN. Total rentable square footage, 59,760.
Total NOI for held for sale properties for the three months ended July 31, 2016 and 2015, respectively, $(61) and $(86).

Sold -	Multifamily -

Campus Center, St. Cloud, MN; Campus Heights, St. Cloud, MN; Campus Knoll, St. Cloud, MN; Campus Plaza, St. Cloud, MN; Campus Side, St. Cloud, MN; Campus View, St. Cloud, MN; Cornerstone, St. Cloud, MN; and University Park Place, St. Cloud, MN.

	Healthcare -	Nebraska Orthopaedic Hospital, Omaha, NE
	Other -	Minot Arrowhead First International, Minot, ND; Minot Plaza, Minot, ND; Stone Container, Fargo, ND and Thresher Square, Minneapolis, MN.
Total NOI for sold properties for the three months ended July 31, 2016 and 2015, respectively, $278 and $800.

(2)	Discontinued operations include gain on disposals and income from operations for:

Held for Sale:   Casper 1930 E 12th St, Casper 3955 E 12th St, Cheyenne 4010 N College Dr, Cheyenne 4606 N College Dr, Edgewood Vista (“EV”) Belgrade, EV Billings, EV Bismarck, EV Brainerd, EV Columbus, EV East Grand Forks, EV Fargo, EV Fremont, EV Grand Island, EV Hastings, EV Hermantown I and II, EV Kalispell, EV Minot, EV Missoula, EV Norfolk, EV Omaha, EV Sioux Falls, EV Spearfish, EV Virginia, Laramie 1072 N 22nd St, Legends at Heritage Place, Spring Creek (“SC”) American Falls, SC Boise, SC Eagle, SC Fruitland, SC Meridian, SC Overland, SC Soda Springs and SC Ustick.

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

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 3.3% or $958,000 in the three months ended July 31, 2016 compared to the same period in the prior fiscal year. The decrease was primarily attributable to a decrease in scheduled rent of $657,000 and an increase in vacancy of $299,000. Other real estate revenue combined decreased by $2,000. The overall decrease of 3.3% in total revenue was primarily due to the operating results in our Minot and Williston, North Dakota markets. The balance of our portfolio in our ten other markets realized an increase in revenue of $269,000 or 1.1%.

Real estate expenses at same-store properties decreased by $105,000.

	Three Months Ended July 31,
	2016	2015	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$28,018	$28,976	$(958)	(3.3)%
Non-same-store	7,022	2,457	4,565	185.8%
Total	$35,040	$31,433	$3,607	11.5%

Real estate expenses(1)
Same-store	$12,045	$12,150	$(105)	(0.9)%
Non-same-store	2,834	1,288	1,546	120.0%
Total	$14,879	$13,438	$1,441	10.7%

Net operating income
Same-store	$15,973	$16,826	$(853)	(5.1)%
Non-same-store	4,188	1,169	3,019	258.3%
Total	$20,161	$17,995	$2,166	12.0%

Occupancy	2016	2015
Same-store	93.0%	95.1%
Non-same-store	77.5%	55.3%
Total	90.4%	91.2%

Number of Units	2016	2015
Same-store	10,840	10,838
Non-same-store	2,196	1,189
Total	13,036	12,027
(1)

Excludes offsite costs associated with property management and casualty-related amounts, which increased by approximately $476,000 and $505,000, respectively, for the three months ended July 31, 2016 as compared to the same period of the prior year.

Healthcare

Real estate revenue from same-store properties in our healthcare segment decreased by 0.5% or $49,000 in the three months ended July 31, 2016 compared to the same period in the prior fiscal year. The decrease in revenue was attributable to an increase in vacancy of $182,000. All other real estate revenues combined increased by $133,000.

Real estate expenses from same-store properties increased by 16.4% or $535,000 in the three months ended July 31, 2016 compared to the same period in the prior fiscal year. The primary factors were increases in the bad debt provision expense of $280,000 and the maintenance expenses of $107,000. The increase in bad debt provision expense was due to higher recoveries during the three months ended July 31, 2015. The increased maintenance expenses were the results of more general maintenance being completed compared to the prior year. All other real estate expenses combined increased by $148,000.

	Three Months Ended July 31,
	2016	2015	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$10,131	$10,180	$(49)	(0.5)%
Non-same-store	1,410	599	811	135.4%
Total	$11,541	$10,779	$762	7.1%

Real estate expenses(1)
Same-store	$3,788	$3,253	$535	16.4%
Non-same-store	404	229	175	76.4%
Total	$4,192	$3,482	$710	20.4%

Net operating income
Same-store	$6,343	$6,927	$(584)	(8.4)%
Non-same-store	1,006	370	636	171.9%
Total	$7,349	$7,297	$52	0.7%

Occupancy	2016	2015
Same-store	92.7%	95.8%
Non-same-store	65.3%	42.4%
Total	88.7%	89.3%

Rentable Square Footage	2016	2015
Same-store	1,289,180	1,289,209
Non-same-store	215,959	179,142
Total	1,505,139	1,468,351
(1)	Excludes offsite costs associated with property management, which decreased by approximately $56,000 for the three months ended July 31, 2016 as compared to the same period of the prior year.

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on July 31, 2016, for all commercial properties owned by us, including healthcare, other commercial properties and those held for sale, measured by percentage of total commercial minimum rents as of July 1, 2016.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 31.3% of our total commercial minimum rents as of July 1, 2016.

As of July 31, 2016, 15 of our 47 commercial properties held for investment, along with our held for sale properties including all 20 of our Edgewood Vista properties, all 7 of our Idaho Spring Creek senior housing properties, and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

% of Total Commercial
Minimum Rents
Lessee	as of July 1, 2016
Affiliates of Edgewood Vista(1)	31.3%
Fairview Health Services	8.0%
St. Luke’s Hospital of Duluth, Inc.	6.9%
PrairieCare Medical LLC	4.8%
HealthEast Care System	3.7%
Quality Manufacturing Corp	2.2%
Allina Health	1.8%
Children's Hospitals & Clinics	1.7%
Noran Neurological Clinic	1.6%
Amerada Hess	1.5%
All Others	36.5%
Total Monthly Commercial Rent as of July 1, 2016	100.0%
(1)	Affiliates of Edgewood Vista are tenants in our senior housing properties which are classified as held for sale and discontinued operations at July 31, 2016.

Healthcare Leasing Activity

During fiscal year 2017, we have executed new and renewal healthcare leases for our same-store properties on 32,224 square feet for the three months ended July 31, 2016. Due to our leasing efforts, occupancy in our same-store healthcare portfolio remained strong at 92.7% as of July 31, 2016.

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended July 31, 2016 and 2015

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	12,140	1,624	20,084	46,422	32,224	48,046	92.7%	95.8%
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

Healthcare New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties:

Three Months Ended July 31, 2016 and 2015

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	12,140	1,624	15.0	16.5	20.30	23.64	55.15	35.00	8.75	10.00
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

Healthcare Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment (square feet data in thousands):

Three Months Ended July 31, 2016 and 2015

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years(3)		in Effective Rents(4)		Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	20,084	46,422	100.0%	86.5%	3.3	8.4	4.7%	15.3%	4.11	15.23	2.51	6.30
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

(3)

Lease renewals during the three months ended July 31, 2016 ranged from six-month to ten-year terms, with a weighted average term of 3.3 years.  The six-month renewal was for a 4,800 square foot lease that was designed to be co-terminus with another lease with the same tenant.  Both leases are expected to renew for seven years at that time.

(4)

Represents the percentage change in effective rent between the original leases and the renewal leases. Effective rents represent average annual base rental payments, on a straight-line basis for the term of each lease, excluding operating expense reimbursements. The underlying leases contain various expense structures including gross, modified gross, net and triple net.

Healthcare Lease Expirations

Our ability to maintain and improve occupancy rates, and base rents, primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare properties, including square footage and annualized base rent for expiring leases, as of July 31, 2016.

					Percentage of Total
			Percentage of Total	Annualized Base	Healthcare
Fiscal Year of Lease		Square Footage of	Healthcare Segment	Rent of Expiring	Segment
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2017⁽¹⁾	42	162,823	12.2%	$3,302,203	11.2%
2018	18	172,258	12.9%	4,275,288	14.5%
2019	14	178,998	13.4%	3,712,483	12.6%
2020	13	75,006	5.6%	1,555,258	5.3%
2021	20	95,575	7.2%	2,028,150	6.9%
2022	11	62,328	4.7%	1,152,353	3.9%
2023	11	52,511	3.9%	985,379	3.4%
2024	25	154,575	11.6%	3,572,636	12.1%
2025	5	76,691	5.8%	1,661,344	5.6%
2026	9	103,178	7.7%	1,777,081	6.0%
Thereafter	15	200,308	15.0%	5,451,265	18.5%
Totals	183	1,334,251	100.0%	$29,473,440	100.0%
(1)	Includes month-to-month leases. As of July 31, 2016, month-to-month leases accounted for 24,014 square feet.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of July 1, 2016, multiplied by 12.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first quarter of fiscal year 2017, we had no acquisitions. During the first quarter of fiscal year 2017, we sold one commercial property and one parcel of unimproved land for a total sales price of $13.7 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the three month periods ended July 31, 2016 and 2015.

Development Projects

The following tables provide additional detail, as of July 31, 2016, on our in-service (completed) development project and development project in progress. These projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yield on the project in progress listed below is approximately 6.0%.

Project Placed in Service in the Three Months Ended July 31, 2016

(in thousands)
			Percentage				Date	Anticipated
		Number	Leased or	Anticipated	Costs as of	Cost per	Placed in	Same-Store
Project Name and Location	Segment	of Units	Committed	Total Cost	July 31, 2016	Unit	Service	Date
71 France I - Edina, MN (1)	Multifamily	241 units	72.8%	$73,290	$72,230	$304,108	Q1 2017	Q1 2019
(1)	We are currently a 52.6% partner in the joint venture entity constructing this project. Anticipated total cost is the total cost to the joint venture entity.

Project in Progress at July 31, 2016

				(in thousands)
Project Name and Location	Planned Segment	Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of July 31, 2016	Anticipated Construction Completion
Monticello Crossing - Monticello, MN	Multifamily	202 units	36.7%	31,784	24,248	3Q 2017
Other	n/a	n/a	n/a	n/a	3,155	n/a
				$31,784	$27,403

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

FFO applicable to Common Shares and Units for the three months ended July 31, 2016 decreased to $15.9 million compared to $22.0 million for the comparable period ended July 31, 2015, an decrease of 27.7%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO

INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended July 31,	2016			2015
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income (loss) attributable to Investors Real Estate Trust	$(21,643)		$	$4,540		$
Less dividends to preferred shareholders	(2,879)			(2,879)
Net income (loss) available to common shareholders	(24,522)	121,117	(0.20)	1,661	124,855	0.01
Adjustments:
Noncontrolling interests – Operating Partnership	(3,296)	16,285		186	13,951
Depreciation and amortization	13,437			18,259
Impairment of real estate attributable to Investors Real Estate Trust	39,189			1,725
Gains on depreciable property sales attributable to Investors Real Estate Trust	(8,958)			175
Funds from operations applicable to common shares and Units	$15,850	137,402	$0.12	$22,006	138,806	$0.16

(1)Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the three months ended July 31 of fiscal years 2017 and 2016:

Month	Fiscal Year 2017	Fiscal Year 2016
July	$0.13	$0.13

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of July 31, 2016, we had one multi-bank line of credit with a total commitment capacity of $100.0 million, secured by mortgages on 17 properties. Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the real estate market continues to be subject to various market factors that can result in reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

As of July 31, 2016, approximately 94.6%, or $31.7 million, of our mortgage debt maturing in the second and third quarters of fiscal year 2017 is debt placed on multifamily assets, and approximately 5.4%, or $1.8 million, is debt placed on commercial properties. Of this $33.5 million, we expect to pay off $1.8 million and refinance $31.7 million in the second and third quarter of fiscal year 2017. As of July 31, 2016, approximately 85.5%, or $54.9 million, of our mortgage debt maturing in the next twelve months is debt placed on multifamily assets, and approximately 14.5%, or $9.3 million, is debt placed on commercial properties.

Our revolving, multi-bank line of credit with First International Bank as lead bank had, as of July 31, 2016, lending commitments of $100.0 million at an interest rate of 4.75%. As of July 31, 2016, the line of credit was secured by mortgages on 17 properties and had a minimum outstanding principal balance requirement of $17.5 million. As of July 31, 2016 and April 30, 2015, we had borrowed $17.5 million, respectively.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At July 31, 2016, our compensating balances totaled $13.1 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$6,000,000
Associated Bank, Green Bay, WI	3,000,000
The Private Bank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	250,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$13,060,000

Current anticipated total project costs for development projects in progress at July 31, 2016 and placed in service during the three months end July 31, 2016 total approximately $105.1 million (including costs incurred by project joint venture entities), of which approximately $99.6 million has been incurred as of July 31, 2016. As of July 31, 2016, the Operating Partnership (or the project joint venture entities) had entered into construction loans totaling approximately $72.8 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of July 31, 2016, we are committed to fund $5.3 million in tenant improvements within approximately the next 12 months.

The issuance of Units for property acquisitions continues to be an expected source of capital for us. There were no Units issued in the three months ended July 31, 2016 and 2015.

Under our DRIP, common shareholders and Unitholders have an opportunity to use their cash distributions to purchase additional Common Shares, and to purchase additional shares through voluntary cash contributions. As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the three months ended July 31, 2016, no shares were issued under the DRIP. During the three months ended July 31, 2015, approximately 766,000 Common Shares with a total value included in equity of $5.2 million, and an average price per share after applicable discounts of $6.84, were issued under the DRIP.

Cash and cash equivalents at July 31, 2016 totaled $54.4 million, compared to $44.8 million at July 31, 2015, an increase of $9.6 million. Net cash provided by operating activities for the three months ended July 31, 2016 decreased by $9.0 million compared to the three months ended July 31, 2015, primarily due to an increase in accounts receivable and accounts payable and a decrease in net income adjusted for depreciation, loss on impairment, and gain on sale of real estate investments. Net cash used by investing activities was $2.4 million for the three months ended July 31, 2016, compared to net cash used of $45.5 million for the three months ended July 31, 2015. This change was primarily due to an increase in proceeds from sale of real estate investments net of a decrease in payments for development of real estate. Net cash used by financing activities for the three months ended July 31, 2016 was $25.6 million, compared to net cash provided of $16.5 million for the three months ended July 31, 2015. This change was primarily due to a decrease in proceeds from mortgage debt, the revolving line of credit, and construction debt, net of a decrease in payments on mortgage debt.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, decreased by approximately $1.7 million as of July 31, 2016, compared to April 30, 2016, due to loan payoffs. As of July 31, 2016, approximately 76.4% of our $884.4 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of July 31, 2016, the weighted average rate of interest on our mortgage debt was 4.54%, compared to 4.54% on April 30, 2016.

Property Owned. Property owned was $1.7 billion at July 31, 2016 and April 30, 2016. During the three months ended July 31, 2016, we had no new acquisitions and disposed of two properties, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2016 were $54.4 million, compared to $66.7 million on April 30, 2016.

Operating Partnership Units. Outstanding Units in the Operating Partnership were 16.3 million Units at July 31, 2016 and April 30, 2016.

Common and Preferred Shares of Beneficial Interest. Common Shares outstanding on July 31, 2016 and April 30, 2016 totaled 121.4 million and 121.1 million, respectively. We issued approximately 378,000 Common Shares, with a total grant-date value of approximately $1.4 million under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan for trustee share based compensation for fiscal year 2016 performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Approximately 76.4% and 77.8% of our mortgage debt, including mortgage debt related to properties held for sale, as of July 31, 2016 and April 30, 2016, respectively, is at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the first quarter of fiscal year 2017 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2016, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(In thousands)
	Future Principal Payments
	Remaining
Mortgages	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total	Fair Value
Fixed Rate	$14,583	$38,303	$79,534	$63,780	$154,394	$257,395	$607,989	$676,172
Avg Fixed Interest Rate	3.69%	4.80%	4.64%	4.44%	3.79%

Variable Rate	$65,090	$27,976	$65,619	$48,446	$67	$1,439	$208,637	$208,637
Avg Variable Interest Rate	2.41%	3.57%	3.65%	5.07%	3.92%

Held for Sale	$47,017	$1,106	$6,921	$612	$4,901	$7,237	$67,794	$79,632
Avg Fixed Interest Rate	2.93%	5.74%	4.73%	5.86%	4.96%
							$884,420	$964,441

	(in thousands)
	Future Interest Payments
Long Term Debt	Remaining Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total
Fixed Rate	$22,445	$28,454	$25,731	$21,129	$15,619	$28,941	$142,319
Variable Rate	4,636	4,844	3,574	1,412	59	14	14,539
Held for Sale	1,984	1,193	930	747	603	316	5,773
							$162,631
(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, excluding mortgages related to assets held for sale, as of July 31, 2016, was 4.56%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $208.6 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $2.1 million.

Exposure to interest rate fluctuation risk on our $100.0 million secured line of credit is limited by a cap on the interest rate of 8.65% with a floor of 4.75%. The line of credit has an interest rate equal to the Wall Street Journal Prime Rate plus 1.25%, matures in September 2017 and had an outstanding balance of $17.5 million at July 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Separation Agreement and Release dated August 1, 2016 between the Company and Mark W. Reiling.
10.2* 31.1*	Stock Award Agreement under the 2015 Incentive Plan dated August 8, 2016 issued to Mark O. Decker, Jr. Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: September 8, 2016