Form 10-Q
period 2016-10-31
INVESTORS REAL ESTATE TRUST
filed 2016-12-12
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

The number of common shares of beneficial interest outstanding as of December 5, 2016, was 121,748,585.

PART I

ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2017

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	October 31, 2016	April 30, 2016
ASSETS
Real estate investments
Property owned	$1,665,354	$1,681,471
Less accumulated depreciation	(321,790)	(312,889)
	1,343,564	1,368,582
Development in progress	20,921	51,681
Unimproved land	19,069	20,939
Total real estate investments	1,383,554	1,441,202
Assets held for sale and assets of discontinued operations	191,233	220,537
Cash and cash equivalents	68,729	66,698
Other investments	—	50
Receivable arising from straight-lining of rents, net of allowance of $299 and $333, respectively	7,660	7,179
Accounts receivable, net of allowance of $192 and $97, respectively	9,815	1,524
Real estate deposits	1,370	—
Prepaid and other assets	3,496	2,937
Intangible assets, net of accumulated amortization of $5,261 and $6,230, respectively	842	1,858
Tax, insurance, and other escrow	4,786	5,450
Property and equipment, net of accumulated depreciation of $1,051 and $1,058, respectively	928	1,011
Goodwill	1,645	1,680
Deferred charges and leasing costs, net of accumulated amortization of $3,603 and $3,719, respectively	5,261	4,896
TOTAL ASSETS	$1,679,319	$1,755,022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$69,326	$77,488
Accounts payable and accrued expenses	40,382	39,727
Revolving line of credit	47,500	17,500
Mortgages payable, net of unamortized loan costs of $4,222 and $4,931, respectively	779,568	812,393
Construction debt and other	82,742	82,130
TOTAL LIABILITIES	1,019,518	1,029,238
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	8,585	7,522
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 1,150,000 shares issued and outstanding at October 31, 2016 and April 30, 2016, aggregate liquidation preference of $28,750,000)	27,317	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at October 31, 2016 and April 30, 2016, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 121,701,433 shares issued and outstanding at October 31, 2016, and 121,091,249 shares issued and outstanding at April 30, 2016)	920,759	922,084
Accumulated distributions in excess of net income	(489,356)	(442,000)
Total Investors Real Estate Trust shareholders’ equity	570,077	618,758
Noncontrolling interests – Operating Partnership (16,228,507 units at October 31, 2016 and 16,285,239 units at April 30, 2016)	71,994	78,484
Noncontrolling interests – consolidated real estate entities	9,145	21,020
Total equity	651,216	718,262
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,679,319	$1,755,022

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

for the three and six months ended October 31, 2016 and 2015

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
REVENUE
Real estate rentals	$45,859	$41,868	$90,844	$82,618
Tenant reimbursement	4,750	4,478	9,376	8,773
TOTAL REVENUE	50,609	46,346	100,220	91,391
EXPENSES
Property operating expenses, excluding real estate taxes	15,814	15,052	31,871	28,540
Real estate taxes	5,759	4,899	11,336	9,715
Depreciation and amortization	13,531	12,405	27,798	23,622
Impairment of real estate investments	—	1,873	54,153	3,158
General and administrative expenses	2,702	2,933	5,308	5,387
Acquisition and investment related costs	4	391	47	398
Other expenses	816	813	1,668	1,230
TOTAL EXPENSES	38,626	38,366	132,181	72,050
Operating (loss) income	11,983	7,980	(31,961)	19,341
Interest expense	(10,626)	(8,741)	(20,990)	(16,555)
Loss on extinguishment of debt	—	(106)	—	(106)
Interest income	600	565	1,172	1,121
Other income	37	100	510	151
Income (loss) before (loss) gain on sale of real estate and other investments, and income from discontinued operations	1,994	(202)	(51,269)	3,952
(Loss) gain on sale of real estate and other investments	(103)	—	8,855	(175)
Income (loss) from continuing operations	1,891	(202)	(42,414)	3,777
Income from discontinued operations	10,399	16,879	14,110	17,627
NET INCOME (LOSS)	12,290	16,677	(28,304)	21,404
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,174)	(1,527)	2,122	(1,713)
Net loss attributable to noncontrolling interests – consolidated real estate entities	484	1,516	16,139	1,515
Net income (loss) attributable to Investors Real Estate Trust	11,600	16,666	(10,043)	21,206
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(5,757)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,722	$13,788	$(15,800)	$15,449
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$—	$(0.01)	$(0.23)	$—
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.07	0.12	0.10	0.12
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.07	$0.11	$(0.13)	$0.12
DIVIDENDS PER COMMON SHARE	$0.13	$0.13	$0.26	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

for the six months ended October 31, 2016 and 2015

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
Balance April 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					21,206	287	21,493
Distributions - common shares and units					(32,525)	(3,626)	(36,151)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distribution reinvestment and share purchase plan			821	5,619			5,619
Shares issued and share-based compensation			220	482			482
Partnership units issued						400	400
Redemption of units for common shares			154	855		(855)	—
Shares repurchased			(2,852)	(21,931)			(21,931)
Other						(6,236)	(6,236)
Balance October 31, 2015	5,750	$138,674	122,798	$936,893	$(455,508)	$78,814	$698,873

Balance April 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					(10,043)	(18,116)	(28,159)
Distributions - common shares and units					(31,556)	(4,234)	(35,790)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Shares issued and share-based compensation			553	1,218			1,218
Redemption of units for common shares			57	134		(134)	—
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,150	7,150
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(155)	(155)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities				(2,677)		(2,261)	(4,938)
Other						(615)	(615)
Balance October 31, 2016	5,750	$138,674	121,701	$920,759	$(489,356)	$81,139	$651,216

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

for the six months ended October 31, 2016 and 2015

	(in thousands)
	Six Months Ended
	October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(28,304)	$21,404
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,548	28,594
Depreciation and amortization from discontinued operations	64	5,300
Gain on sale of real estate, land, other investments and discontinued operations	(15,358)	(23,733)
Gain on extinguishment of debt and discontinued operations	72	904
Share-based compensation expense	865	605
Impairment of real estate investments	54,153	3,598
Bad debt expense	371	162
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(487)	512
Accounts receivable	(588)	1,230
Prepaid and other assets	(541)	379
Tax, insurance and other escrow	(200)	565
Deferred charges and leasing costs	(851)	(576)
Accounts payable, accrued expenses and other liabilities	(2,357)	(4,626)
Net cash provided by operating activities	35,388	34,318
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to notes receivable	(8,196)	—
Proceeds from real estate deposits	—	2,837
Payments for real estate deposits	(1,370)	(792)
Decrease in other investments	50	—
Decrease in lender holdbacks for improvements	1,925	3,258
Increase in lender holdbacks for improvements	(614)	(578)
Proceeds from sale of discontinued operations	43,896	364,559
Proceeds from sale of real estate and other investments	13,875	6,783
Insurance proceeds received	481	432
Payments for acquisitions of real estate assets	—	(71,381)
Payments for development and re-development of real estate assets	(10,897)	(79,298)
Payments for improvements of real estate assets	(23,641)	(13,510)
Payments for improvements of real estate assets from discontinued operations	—	(4,993)
Net cash provided by investing activities	15,509	207,317
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	1,113	51,070
Principal payments on mortgages payable	(53,208)	(205,833)
Proceeds from revolving lines of credit	30,000	43,000
Principal payments on revolving lines of credit	—	(106,855)
Proceeds from construction debt	11,174	46,775
Proceeds from sale of common shares under distribution reinvestment and share purchase program	—	1,493
Proceeds from noncontrolling partner – consolidated real estate entities	8,696	826
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(4,938)	—
Repurchase of common shares	—	(21,931)
Distributions paid to common shareholders	(31,556)	(28,528)
Distributions paid to preferred shareholders	(5,757)	(5,757)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(4,234)	(3,496)
Distributions paid to noncontrolling interests – consolidated real estate entities	(155)	(6,236)
Net cash used by financing activities	(48,866)	(235,472)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,031	6,163
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	66,698	48,970
CASH AND CASH EQUIVALENTS AT END OF YEAR	$68,729	$55,133

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

for the six months ended October 31, 2016 and 2015

	(in thousands)
	Six Months Ended
	October 31,
	2016	2015
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan – shares issued	$—	$3,997
Operating partnership distribution reinvestment plan – shares issued	—	130
Operating partnership units converted to shares	134	855
Real estate assets acquired through the issuance of operating partnership units	—	400
Increase to accounts payable included within real estate investments	3,188	1,241
Construction debt reclassified to mortgages payable	10,549	41,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $298 and $3,367, respectively	$17,457	$16,846

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for the six months ended October 31, 2016 and 2015

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”, “we” or “us”) is a self-advised real estate investment trust engaged in acquiring, owning and leasing real estate. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the six months ended October 31, 2016 and 2015. Our properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of October 31, 2016, we held for investment 86 multifamily properties with 12,751 apartment units and 2.7 million net rentable square feet in 30 healthcare and 14 other properties. We held for sale 14 multifamily property, 27 healthcare properties, 2 retail properties and 1 parcel of land as of October 31, 2016. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

Our interest in the Operating Partnership was 88.2% of the limited partnership units of the Operating Partnership (“Units”) as of October 31, 2016 and 88.1% as of April 30, 2016. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their Units for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares of beneficial interest (“Common Shares”), on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for less than all of the Units held by such limited partner. The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

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

During the six months ended October 31, 2016, we recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, North Dakota, due to deterioration of this energy-impacted market, which resulted in poor leasing activity and declining rental rates during the three months ended July 31, 2016, which should generally be a strong leasing period. These properties were written-down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties impaired for $40.9 million, $4.7 million, and $2.8 million are owned by joint venture entities in which we currently have an approximately 71.5%, 60% and 70% interest, respectively, but which are consolidated in our financial statements.

During the six months ended October 31, 2015, we incurred a loss of approximately $3.6 million due to impairment of one office property and one parcel of land and eight multifamily properties. We recognized impairment of approximately $440,000 on an office property in Eden Prairie, Minnesota, which was written-down to estimated fair value during the first quarter of fiscal year 2016 based on receipt of a market offer to purchase and our intent to dispose of the property. We recognized impairment of $1.3 million on a parcel of land in Grand Chute, Wisconsin based on its sale listing price and our intent to dispose of the property. We recognized impairment of $1.9 million on eight multifamily properties in St. Cloud, Minnesota which were written-down to estimated fair value during the second quarter of fiscal year 2016 based on receipt of a market offer to purchase and our intent to dispose of the property. The impairment loss of the Eden Prairie, Minnesota property for the first quarter of fiscal year 2016 is reported in discontinued operations. See Note 7 for additional information.

HELD FOR SALE

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. Twenty-seven healthcare properties, fourteen multifamily properties, two commercial properties, and one parcel of land were classified as held for sale at October 31, 2016. Thirty-five healthcare properties, one multifamily property, one industrial property and three parcels of unimproved land were classified as held for sale at April 30, 2016.

COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2016, our compensating balances totaled $14.8 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$7,758,000
Associated Bank, Green Bay, WI	3,000,000
The PrivateBank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	250,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$14,818,000

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $1.9 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2016 is due primarily to the release of loan proceeds to us upon completion of construction and tenant improvement projects, while the increase of approximately $614,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). In the six months ended October 31, 2016 and 2015, respectively, we added $0 and $1.3 million in new intangible assets and $0 and approximately $101,000 of new intangible liabilities. The weighted average lives of the intangible assets acquired in the six months ended October 31, 2016 and 2015 are 0 and .08 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

Our identified intangible assets and intangible liabilities at October 31, 2016 and April 30, 2016 were as follows:

	(in thousands)
	October 31, 2016	April 30, 2016
Identified intangible assets (included in intangible assets):
Gross carrying amount	$6,103	$8,088
Accumulated amortization	(5,261)	(6,230)
Net carrying amount	$842	$1,858

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$157	$159
Accumulated amortization	(65)	(55)
Net carrying amount	$92	$104

The amortization of acquired below-market leases and acquired above-market leases reduced rental income by approximately $4,000 for the three months ended October 31, 2016 and 2015, and approximately $9,000 and $11,000 for the six months ended October 31, 2016 and 2015, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2018	$(11)
2019	(20)
2020	(16)
2021	(13)
2022	(6)

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was approximately $321,000 and $331,000 for the three months ended October 31, 2016 and 2015, respectively, and approximately $995,000 and $523,000 for the six months ended October 31, 2016 and 2015, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2018	$269
2019	170
2020	104
2021	78
2022	25

The excess of the cost of an acquired property over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of October 31, 2016 and April 30, 2016 was $1.6 million and $1.7 million, respectively. The annual review at April 30, 2016 indicated no impairment to goodwill and there was no indication of impairment at October 31, 2016.  During the six months ended October 31, 2016, we classified as held for sale of one commercial property to which goodwill had been assigned, and as a result, approximately $17,000 of goodwill was derecognized. Approximately $35,000 and $17,000 of goodwill is included in assets held for sale at October 31, 2016 and April 30, 2016, respectively. During the six months ended October 31, 2015, we disposed of seven commercial properties to which goodwill had been assigned, and as a result, approximately $193,000 of goodwill was derecognized.

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

We report, in discontinued operations, the results of operations and the related gains or losses of properties that have either been disposed of or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the fourth quarter of fiscal year 2016, we classified as discontinued operations 34 senior housing properties, of which 8 were sold during the second quarter of fiscal year 2017 and 26 remained held for sale at October 31, 2016.

PROCEEDS FROM FINANCING LIABILITY

During fiscal year 2014, we sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing liability due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of October 31, 2016 was $7.9 million.

VARIABLE INTEREST ENTITY

As discussed in the Recent Accounting Pronouncements section, effective May 1, 2016, we adopted the guidance in ASU 2015-02.  As a result, the Operating Partnership and each of our less than wholly-owned real estate partnerships have been deemed to have the characteristics of a variable interest entity (“VIE”).  However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the recognized amounts in our condensed consolidated balance sheets and statements of operations or amounts reported in our condensed consolidated statements of cash flows. We determined that an additional six consolidated partnerships, including the Operating Partnership, are VIEs under the new standard because the limited partners are not able to exercise substantive kick-out or participating rights. We are the VIEs primary beneficiary and the partnerships are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs, and have both the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because the Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Upon the exercise of Exchange Rights, and in our sole discretion, we may issue shares in exchange for Units on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2016 and 2015:

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
NUMERATOR
Income (loss) from continuing operations – Investors Real Estate Trust	$2,426	$1,474	$(22,488)	$5,341
Income from discontinued operations – Investors Real Estate Trust	9,174	15,192	12,445	15,865
Net income (loss) attributable to Investors Real Estate Trust	11,600	16,666	(10,043)	21,206
Dividends to preferred shareholders	(2,878)	(2,878)	(5,757)	(5,757)
Numerator for basic earnings per share – net income (loss) available to common shareholders	8,722	13,788	(15,800)	15,449
Noncontrolling interests – Operating Partnership	1,174	1,527	(2,122)	1,713
Numerator for diluted earnings (loss) per share	$9,896	$15,315	$(17,922)	$17,162
DENOMINATOR
Denominator for basic earnings per share weighted average shares	121,154	124,665	121,135	124,757
Effect of convertible operating partnership units	16,264	13,900	16,276	13,929
Denominator for diluted earnings per share	137,418	138,565	137,411	138,686
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$—	$(.01)	$(.23)	$—
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	.07	.12	.10	.12
NET INCOME (LOSS) PER COMMON SHARE – BASIC & DILUTED	$.07	$.11	$(.13)	$.12

NOTE 4 • EQUITY

Equity Awards. During the second quarter of fiscal year 2017, we issued approximately 120,792 Common Shares, with a total grant-date value of approximately $502,000, under our 2015 Incentive Award Plan, for executive officer share based compensation for future performance. During the first quarter of fiscal year 2017, we issued approximately 378,000 Common Shares, with a total grant-date value of approximately $1.4 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan, for trustee share based compensation for fiscal year 2016 performance. During the first quarter of fiscal year 2016, we issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan, for executive officer and trustee share based compensation for fiscal year 2015 performance. No shares were issued under an incentive award plan during the second quarter of fiscal year 2016.

DRIP. We have implemented a Distribution Reinvestment and Share Purchase Plan (“DRIP”), which provides our common shareholders and the unitholders of the Operating Partnership an opportunity to invest their cash distributions in Common Shares and to purchase additional Common Shares through voluntary cash contributions. A DRIP participant cannot purchase additional Common Shares in excess of $10,000 per month, unless waived by us. We did not issue any waivers during the three months ended October 31, 2016 and 2015.

As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the three months ended October 31, 2016, no shares were issued under the DRIP. During the three months ended October 31, 2015, approximately 55,000 Common Shares with a total value included in equity of $377,000, and an average price per share after applicable discounts of $6.87, were issued under the DRIP.  During the six months ended October 31, 2016, no shares were issued under the DRIP.  During the six months ended October 31, 2015, approximately 821,000 Common Shares with a total value included in equity of $5.6 million, and an average price per share after applicable discounts of $6.85 were issued under the DRIP.

Exchange Rights. Pursuant to the exercise of Exchange Rights, during the three months ended October 31, 2016 and 2015, respectively, approximately 56,700 and 75,500 Common Shares were issued in exchange for Units, with a total value of approximately $134,000 and $279,000 included in equity.  During the six months ended October 31, 2016 and 2015, approximately 56,700 and 154,000 Common Shares were issued in exchange for Units, with a total value of approximately $134,000 and $855,000 included in equity.

NOTE 5 • SEGMENT REPORTING

We report our results in two reportable segments, which are aggregations of similar properties: multifamily and healthcare, excluding our senior housing properties, which are classified as held for sale and discontinued operations at October 31, 2016.

We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues and gain on involuntary conversion less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). During the first quarter of fiscal year 2017, we removed offsite costs associated with property management and casualty-related amounts from our assessment of segment performance as a result of our announced strategic shift to focus solely on our multifamily segment. These expenses were removed from the operating results reviewed by our chief operating decision maker to allow for the assessment of direct property costs in NOI, excluding allocated costs. We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with US GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The revenues and NOI for these reportable segments are summarized as follows for the three and six month periods ended October 31, 2016 and 2015, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$36,250	$11,661	$2,698	$—	$50,609
Real estate expenses	15,566	4,151	730	1,126	21,573
Net operating income (loss)	$20,684	$7,510	$1,968	$(1,126)	$29,036
Depreciation and amortization					(13,531)
General and administrative expenses					(2,702)
Acquisition and investment related costs					(4)
Other expenses					(816)
Interest expense					(10,626)
Interest and other income					637
Income before loss on sale of real estate and other investments and income from discontinued operations					1,994
Loss on sale of real estate and other investments					(103)
Income from continuing operations					1,891
Income from discontinued operations					10,399
Net income					$12,290

	(in thousands)
Six Months Ended October 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$71,290	$23,202	$5,728	—	$100,220
Real estate expenses	30,445	8,343	1,456	2,963	43,207
Net operating income (loss)	$40,845	$14,859	$4,272	(2,963)	57,013
Depreciation and amortization					(27,798)
Impairment of real estate investments					(54,153)
General and administrative expenses					(5,308)
Acquisition and investment related costs					(47)
Other expenses					(1,668)
Interest expense					(20,990)
Interest and other income					1,682
Loss before gain on sale of real estate and other investments and income from discontinued operations					(51,269)
Gain on sale of real estate and other investments					8,855
Loss from continuing operations					(42,414)
Income from discontinued operations					14,110
Net loss					$(28,304)
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Three Months Ended October 31, 2015	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$32,176	$11,351	$2,819	$—	$46,346
Real estate expenses	14,191	3,834	620	1,306	19,951
Net operating income (loss)	$17,985	$7,517	$2,199	$(1,306)	26,395
Depreciation and amortization					(12,405)
Impairment of real estate investments					(1,873)
General and administrative expenses					(2,933)
Acquisition and investment related costs					(391)
Other expenses					(813)
Interest expense					(8,741)
Loss on debt extinguishment					(106)
Interest and other income					665
Loss from continuing operations					(202)
Income from discontinued operations					16,879
Net income					$16,677

	(in thousands)
Six Months Ended October 31, 2015	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$63,609	$22,130	$5,652	$—	$91,391
Real estate expenses	27,631	7,316	1,228	2,080	38,255
Net operating income (loss)	$35,978	$14,814	$4,424	$(2,080)	53,136
Depreciation and amortization					(23,622)
Impairment of real estate investments					(3,158)
General and administrative expenses					(5,387)
Acquisition and investment related costs					(398)
Other expenses					(1,230)
Interest expense					(16,555)
Loss on debt extinguishment					(106)
Interest and other income					1,272
Income before gain on sale of real estate and other investments					3,952
Loss on sale of real estate and other investments					(175)
Income from continuing operations					3,777
Income from discontinued operations					17,627
Net income					$21,404
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2016, and April 30, 2016, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,226,198	$342,242	$96,914	$1,665,354
Less accumulated depreciation	(212,922)	(88,669)	(20,199)	(321,790)
Total property owned	$1,013,276	$253,573	$76,715	$1,343,564
Assets held for sale and assets from discontinued operations				191,233
Cash and cash equivalents				68,729
Receivables and other assets				35,803
Development in progress				20,921
Unimproved land				19,069
Total Assets				$1,679,319

	(in thousands)
As of April 30, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,243,909	$337,920	$99,642	$1,681,471
Less accumulated depreciation	(209,156)	(83,558)	(20,175)	(312,889)
Total property owned	$1,034,753	$254,362	$79,467	$1,368,582
Assets held for sale and assets from discontinued operations				220,537
Cash and cash equivalents				66,698
Other investments				50
Receivables and other assets				26,535
Development in progress				51,681
Unimproved land				20,939
Total Assets				$1,755,022

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

Purchase Options.  We have granted options to purchase certain of our properties to tenants under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of our initial cost for the property. As of October 31, 2016, the total investment cost, plus improvements, for the seven properties subject to purchase options was $77.4 million, and the total gross rental revenue from these properties was $3.7 million for the six months ended October 31, 2016.

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

Restrictions on Taxable Dispositions.  Approximately 49 of our properties, consisting of approximately 762,000 square feet of our combined commercial properties and 4,603 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $435.9 million at October 31, 2016. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods because we generally hold properties for investment purposes, rather than for sale.  Historically, where we have deemed it to be in the Company’s and the shareholders’ best interests to dispose of restricted properties, we have done so through tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Exchange Value of Units.  Whenever limited partners of the Operating Partnership exercise their Exchange Rights, we have the right, but not the obligation, to acquire such Units in exchange for either cash or our Common Shares on a one-for-one basis. If Units are exchanged for cash, the amount of cash per Unit is equal to the average of the daily market price of a Common Share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of October 31, 2016 and 2015, the aggregate exchange value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $99.1 million and $112.6 million, respectively. All Units receive the same cash distributions as those paid on our Common Shares.

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

Tenant Improvements. In entering into leases with commercial tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term and the rental income that was expected to cover the cost of the tenant improvements is not received. As of October 31, 2016, we are committed to fund $6.0 million in tenant improvements within approximately the next 12 months.

Development Project.  As of October 31, 2016, we had a development project underway during the quarter, the costs for which have been capitalized, as follows:

			(in thousands)		(in fiscal years)
		Rentable			Anticipated
		Square Feet	Anticipated	Costs as of	Construction
Project Name and Location	Planned Segment	or Number of Units	Total Cost	October 31, 2016(1)	Completion
Monticello Crossings - Monticello, MN	Multifamily	202 units	31,784	28,068	4Q 2017
Other	n/a	n/a	n/a	3,283	n/a
			$31,784	$31,351
(1)	Amount for Monticello Crossings includes costs for to a portion of the development project that was placed into service during the quarter ended October 31, 2016.

This development project is subject to various contingencies, and no assurances can be given that it will be completed within the time frames or on the terms currently expected.

Construction interest capitalized for the three month periods ended October 31, 2016 and 2015, respectively, was approximately $145,000 and $1.1 million for development projects completed and in progress. Construction interest capitalized for the six month periods ended October 31, 2016 and 2015, respectively, was approximately $298,000 and $3.4 million for development projects completed and in progress.

Pending Disposition. We currently have signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

•	26 senior housing properties, 1 multifamily property and 1 parcel of unimproved land in various states for a total sale price of $236.0 million; and
•	a retail property in Grand Forks, North Dakota, for a sale price of $4.0 million.

NOTE 7 • DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations and any gain or loss on sale of a property or group of properties that has either been disposed of or is classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. During fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as held for sale and subsequently sold during fiscal year 2016. Additionally, we determined that our strategic decision to exit senior housing, which was a subset of our healthcare segment, met the criteria for discontinued operations and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Eight of those senior housing properties were sold during the second quarter of fiscal year 2017 and the remaining 26 senior housing properties continued to be classified as held for sale and discontinued operations at October 31, 2016.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and six months ended October 31, 2016 and 2015:

	(in thousands)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
REVENUE
Real estate rentals	$4,992	$9,703	$10,002	$28,143
Tenant reimbursement	112	1,486	226	7,751
TRS senior housing revenue	916	965	1,789	2,003
TOTAL REVENUE	6,020	12,154	12,017	37,897
EXPENSES
Property operating expenses, excluding real estate taxes	—	2,668	—	8,768
Real estate taxes	(112)	1,269	—	4,789
Depreciation and amortization	—	2,498	16	9,587
Impairment of real estate investments	—	—	—	440
TRS senior housing expenses	769	812	1,553	1,581
TOTAL EXPENSES	657	7,247	1,569	25,165
Operating income	5,363	4,907	10,448	12,732
Interest expense(1)	(1,395)	(5,021)	(2,769)	(12,168)
Gain/Loss on extinguishment of debt(1)	(72)	(7,120)	(72)	(7,120)
Other income	—	203	—	273
Income from discontinued operations before gain on sale	3,896	(7,031)	7,607	(6,283)
Gain on sale of discontinued operations	6,503	23,910	6,503	23,910
INCOME FROM DISCONTINUED OPERATIONS	$10,399	$16,879	$14,110	$17,627
(1)

Interest expense for the three and six months ended October 31, 2015 includes $1.6 million and $3.1 million, respectively of default interest related to a $122.6 million non-recourse loan by one of our subsidiaries. In the third quarter of fiscal year 2016, ownership of the nine properties serving as collateral on the loan was transferred to the mortgage lender and the debt obligation and accrued interest was removed from our balance sheet.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	October 31, 2016	April 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$157,050	$189,900
Receivable arising from straight-lining of rents	8,800	9,805
Accounts receivable	912	1,707
Prepaid and other assets	34	43
Tax, insurance and other escrow	781	670
Property and equipment	471	479
Goodwill	18	18
Total major classes of assets of the discontinued operations	168,066	202,622
Other assets included in the disposal group classified as held for sale	23,167	17,915
Total assets of the disposal group classified as held for sale on the balance sheet	$191,233	$220,537

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$352	$810
Mortgages payable	53,829	67,940
Other	7,900	7,900
Total major classes of liabilities of the discontinued operations	62,081	76,650
Other liabilities included in the disposal group classified as held for sale	7,245	838
Total liabilities of the disposal group classified as held for sale on the balance sheet	$69,326	$77,488

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added no new real estate properties to our portfolio through property acquisitions during the six months ended October 31, 2016 compared to $71.8 million in the six months ended October 31, 2015. However, during the second quarter of fiscal year 2017, we purchased the remaining 41.41% minority interest in the joint venture entity that owns the Red 20 multifamily property for a purchase price totaling $4.9 million. We expensed approximately $153,000 of transaction costs related to the acquisitions in the six months ended October 31, 2015. Our acquisitions during the six months ended October 31, 2015 are detailed below.

Six Months Ended October 31, 2015

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

Acquisitions in the six months ended October 31, 2016 and 2015 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the six months ended October 31, 2016 and 2015, respectively, (excluding development projects placed in service) are detailed below.

	(in thousands)
Six Months Ended October 31,	2016	2015
Total revenue	$—	$268
Net loss	$—	$(219)

 DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $72.3 million and $137.0 million of development projects in service during the six months ended October 31, 2016 and 2015, respectively, as detailed below.

Six Months Ended October 31, 2016

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service(1)	in Service	Land	Building	Cost

Multifamily
241 unit - 71 France - Edina, MN(2)	2016-05-01	$4,721	$67,555	$72,276

Total Development Projects Placed in Service		$4,721	$67,555	$72,276
(1)

Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Monticello Crossings project, which was partially placed in service during the three months ended October 31, 2016.

(2)

Costs paid in prior fiscal years totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.4 million, for a total project cost at October 31, 2016 of $72.3 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

Six Months Ended October 31, 2015

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (1)	2015-06-01	$240	$14,401	$14,641
288 unit - Renaissance Heights - Williston, ND(2)	2015-07-27	3,080	59,440	62,520
		3,320	73,841	77,161

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(3)	2015-06-01	—	32,495	32,495
70,756 sq ft PrairieCare Medical - Brooklyn Park, MN(4)	2015-09-08	2,610	22,099	24,709
		2,610	54,594	57,204

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(5)	2015-10-01	889	1,733	2,622

Total Development Projects Placed in Service		$6,819	$130,168	$136,987
(1)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs paid in fiscal year 2016 totaled $2.3 million, for a total project cost at October 31, 2015 of $14.6 million.
(2)

Costs paid in prior fiscal years totaled $57.7 million. Additional costs paid in fiscal year 2016 totaled $4.8 million, for a total project cost at October 31, 2015 of $62.5 million. The project is owned by a joint venture entity in which we currently have an approximately 71.5% interest. The joint venture is consolidated in our financial statements. An impairment charge of $36.7 million was recorded for this property in the first quarter of fiscal year 2017. See Note 2 for additional information.

(3)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs paid in fiscal year 2016 totaled $11.7 million, for a total project cost at October 31, 2015 of $32.5 million.
(4)	Costs paid in prior fiscal years totaled $17.3 million. Additional costs paid in fiscal year 2016 totaled $7.4 million, for a total project cost at October 31, 2015 of $24.7 million.
(5)	Costs paid in prior fiscal years totaled $2.1 million. Additional costs paid in fiscal year 2016 totaled approximately $500,000, for a total project cost at October 31, 2015 of $2.6 million.

PROPERTY DISPOSITIONS

During the second quarter of fiscal year 2017, we sold eight healthcare properties along with the adjacent unimproved land for a total sales price of $43.9 million. During the second quarter of fiscal year 2016, we sold 39 office properties, 1 healthcare property and 15 retail properties for a total sales price of $371.9 million. The following table details our dispositions during the six months ended October 31, 2016 and 2015:

Six Months Ended October 31, 2016

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Healthcare
189,244 sq ft Idaho Spring Creek Senior Housing Portfolio(1)	2016-10-31	$43,900	$37,397	$6,503

Other
195,075 sq ft Stone Container - Fargo, ND	2016-07-25	13,400	4,418	8,982

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	2016-05-06	250	274	(24)

Total Property Dispositions		$57,550	$42,089	$15,461
(1)

The properties included in this portfolio disposition are: Spring Creek American Falls, Spring Creek Boise, Spring Creek Eagle, Spring Creek Fruitland, Spring Creek Fruitland Unimproved, Spring Creek Meridian, Spring Creek Overland, Spring Creek Soda Springs and Spring Creek Ustick.

Six Months Ended October 31, 2015

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
(1)

The properties included in this portfolio disposition are: 610 Business Center, 7800 West Brown Deer Road, Ameritrade, Barry Pointe Office Park, Benton Business Park, Brenwood, Brook Valley I, Crosstown Centre, Golden Hills Office Center, Granite Corporate Center, Great Plains, Highlands Ranch I, Highlands Ranch II, Interlachen Corporate Center, Intertech Building, Minnesota National Bank, Northpark Corporate Center, Omaha 10802 Farnam Dr, Plaza VII, Plymouth 5095 Nathan Lane, Prairie Oak Business Center, Rapid City 900Concourse Drive, Spring Valley IV, Spring Valley V, Spring Valley X, Spring Valley XI, Superior Office Building, TCA Building, Three Paramount Plaza, UHC Office, US Bank Financial Center, Wells Fargo Center, West River Business Park and Westgate.

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

Retail, Forest Lake Auto, Forest Lake Westlake Center, Grand Forks Medpark Mall, Jamestown Buffalo Mall, Jamestown Business Center,

Lakeville Strip Center, Monticello C Store & vacant land, Omaha Barnes & Noble, Pine City Evergreen Square, Rochester Maplewood

Square and St. Cloud Westgate.

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 2.49% to 7.94%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of October 31, 2016, our management believes there are no material defaults or material compliance issues in regard to any mortgages payable.

Of the mortgages payable, including mortgages on properties held for sale, the balances of fixed rate mortgages totalled $617.7 million at October 31, 2016 and $689.3 million at April 30, 2016. The balances of variable rate mortgages totalled $226.9 million and $196.8 million as of October 31, 2016 and April 30, 2016, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2016, the weighted average rate of interest on our mortgage debt was 4.55%, compared to 4.54% on April 30, 2016. The aggregate amount of required future principal payments on mortgages payable as of October 31, 2016, is as follows:

	(in thousands)
	Mortgages	Mortgages
	on Properties	on Properties
	Held for	Held for
Year Ended April 30,	Investment	Sale
2017 (remainder)	$73,122	$45,684
2018	64,747	819
2019	141,952	2,326
2020	94,259	668
2021	154,262	710
Thereafter	255,448	10,588
Total payments	$783,790	$60,795

In addition to the individual mortgage loans comprising our $844.6 million of mortgage indebtedness, we also have a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, as of October 31, 2016, lending commitments of $100.0 million. This line of credit is not included in our mortgage indebtedness total. As of October 31, 2016, the line of credit was secured by mortgages on 17 properties. Under the terms of the line of credit, properties may be added and removed from the collateral pool with the agreement of the lenders. Participants in this credit facility as of October 31, 2016 included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota, First Western Bank and Trust, Dacotah Bank, Highland Bank, American State Bank & Trust Company, Town & Country Credit Union, WoodTrust Bank, United Community Bank and United Bankers’ Bank. As of October 31, 2016, the line of credit had an interest rate of 4.75% and a minimum outstanding principal balance requirement of $17.5 million. As of October 31, 2016 and April 30, 2016, we had borrowed $47.5 million and $17.5 million, respectively. The line of credit includes covenants and restrictions requiring us to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool. We are also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million is to be held in a non-interest bearing account. As of October 31, 2016, we believe we were in compliance with the line of credit’s covenants.

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

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at October 31, 2016 and April 30, 2016.

Fair Value Measurements on a Nonrecurring Basis

There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis at October 31, 2016. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2016 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2016. See Note 2 for additional information on impairment losses recognized during fiscal years 2017 and 2016. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

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

The estimated fair values of our financial instruments as of October 31, 2016 and April 30, 2016, are as follows:

	(in thousands)
	October 31, 2016		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$68,729	$68,729	$66,698	$66,698
FINANCIAL LIABILITIES
Other debt	82,650	82,650	82,026	82,026
Lines of credit	47,500	47,500	17,500	17,500
Mortgages payable	783,790	827,127	817,324	866,649
Mortgages payable related to assets held for sale	68,695	70,286	68,824	78,690

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

As of October 31, 2016, the estimated redemption value of the redeemable noncontrolling interests was $8.6 million. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2016	$7,522
Contributions	1,209
Net income	(146)
Balance at October 31, 2016	$8,585

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 4,250,000 shares, over the ten year period in which the plan will be in effect. Through October 31, 2016, awards under the 2015 Incentive Plan consisted of restricted and unrestricted Common Shares.

Prior to the approval of our 2015 Incentive Plan, share based awards were provided to officers, non-officer employees and trustees under the our 2008 Incentive Award Plan, which was approved by shareholders on September 16, 2008, which allowed for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 2,000,000 shares, over the period in which the plan will be in effect. Through October 31, 2016, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted Common Shares.

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

Fiscal Year 2017 LTIP Awards

Awards granted on June 22, 2016 consist of time-based restricted share awards and performance restricted share awards for 45,651 and 273,901 shares, respectively, that are classified as equity awards. The time-based restricted share awards vest as to one-third of the shares on each June 22, 2017, May 1, 2018 and May 1, 2019.  We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

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

We based the expected term on the performance period of the performance restricted share award. The assumptions used to value the performance restricted share awards were an expected volatility of 23.8%, a risk-free interest rate of 0.86% and an expected life of 2.85 years. The share price at the grant date, June 22, 2016, was $6.24.

Awards granted on August 8, 2016 consist of time-based restricted share awards and performance restricted share awards for 43,549 and 77,243 shares, respectively, that ware classified as equity awards. Of the time-based awards, 12,874 vest as to one-third of the shares on each August 8, 2017, May 1, 2018 and May 1, 2019.  The remaining 30,675 time-based awards vest as to one-third of the shares on each August 8, 2017, August 8, 2018 and August 8, 2019.

The assumptions used to value the performance restricted awards granted on August 8, 2016 were an expected volatility of 24.0%, a risk-free interest rate of 0.83% and an expected life of 2.72 years. We based the expected volatility on the historical volatility of our daily closing price. The share price at the grant date, August 8, 2016, was $6.57.

Trustee Awards

We award share-based compensation to our non-management trustees on an annual basis. Awards for 59,000 shares granted on June 22, 2016 consisted of time-based restricted share awards that vest on May 1, 2017. We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $603,000 and $539,000 for the three months ended October 31, 2016 and 2015, respectively, and approximately $865,000 and $605,000 for the six months ended October 31, 2016 and 2015, respectively.

NOTE 13 • RELATED PARTY TRANSACTIONS

Investment Banking Services

We have an investment banking relationship with BMO Capital Markets Corp. (“BMO”). Mark O. Decker, Jr., our President and Chief Investment Officer since August 5, 2016, has been deemed a related party due to family members serving in various roles with BMO.

On March 28, 2016, we engaged BMO to act as our exclusive financial advisor regarding the sale of our senior housing portfolio. Under the terms of this engagement, BMO will be entitled to compensation based on a percentage of the aggregate value of the transaction(s). As previously announced, on August 26, 2016, IRET Properties and its various subsidiaries entered into six sales agreements regarding 26 senior housing properties and one multifamily property for approximately $236.0 million in cash. It is anticipated that such sales will close in calendar year 2017.

Also, on July 28, 2015, we engaged BMO to provide general financial and investment banking services, which included a right of first refusal to serve as lead financial advisor for large acquisition or disposition transactions for which we engage a financial advisor. The agreement may be terminated by either party for any reason, and remains currently in effect.

NOTE 14 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On December 7, 2016, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.1300	January 3, 2017	January 17, 2017
Preferred shares:
Series B	$0.4968	December 23, 2016	January 2, 2017

Redemption of Preferred A.  On September 1, 2016, our Board of Trustees authorized the redemption of some or all of the 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) from time to time, but no later than by December 31, 2016. On November 1, 2016, we delivered notice to holders of the Preferred A Shares that we intend to redeem all 1,150,000 Preferred A Shares at a redemption price equal to $25.00 per share plus any accrued but unpaid distributions per share up to and including the redemption date of December 2, 2016. On December 2, 2016, we completed the redemption of the Preferred A Shares for an aggregate redemption price of $29.164 million, and such shares are no longer deemed outstanding as of such date.

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

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real estate properties. Our investments include multifamily, healthcare and other properties located primarily in the upper Midwest states of Minnesota and North Dakota. As of October 31, 2016, we held for investment 86 multifamily properties containing 12,751 apartment units and having a total real estate investment amount net of accumulated depreciation of $1.0 billion, 30 healthcare properties and 14 other properties, containing approximately 2.7 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $330.3 million. We held for sale 14 multifamily property, 27 healthcare properties, 2 retail properties and 1 parcel of land as of October 31, 2016.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on June 29, 2016, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three months ended October 31, 2016.

Second Quarter Activities

Summarized below are transactions that occurred during the second quarter of our fiscal year 2017:

•	As part of our strategic plan to sell our senior housing portfolios, we disposed of eight senior housing properties and one parcel of unimproved land for a sale price totaling $43.9 million.
•	We purchased the remaining 41.41% minority interest in the joint venture entity that owns the Red 20 multifamily property for a purchase price totaling $4.9 million.

Same-store and Non-same-store Properties

Throughout this Quarterly Report on Form 10-Q, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties sold or classified as held for sale, and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multifamily properties and 85% for healthcare and other properties.

For the comparison of the three and six months ended October 31, 2016 and 2015, all or a portion of 50 properties were non-same-store, of which 12 were redevelopment or in-service development properties.

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

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong. Investors have abundant equity and access to debt to facilitate acquisitions and developments. Prices and sales volumes are strong. Fundamentals are favorable across property types. The exception for us is in various North Dakota markets where energy and commodity market weakness coupled with increased supply caused us to experience elevated vacancies and offer lower rents to attract residents.

We experienced generally stable trends across most of our apartment investments during the quarter ended October 31, 2016, except in certain commodity and supply impacted markets. Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We continue to observe considerable multifamily development activity in our markets, and as this new construction is completed, we will experience increased competition for residents. However, developers of new apartment projects are trying to push up market rents to support the increasing costs of new developments. Many existing apartment owners of modestly older properties are making significant upgrades to their units and raising rents. The calendar 2016 economic outlook of the Ninth Federal Reserve District, which overlays most of our geographic footprint, is positive according to the Federal Reserve Bank of Minneapolis.  Increases in employment and personal income growth are projected. The biggest challenge facing employers is hiring qualified workers. The unemployment rate is generally below the national average in most of the district’s states.

Our healthcare segment consists of medical office properties. The same-store healthcare segment remains stable with occupancy at 92.8%. A significant portion of our medical office portfolio is on campus and located in the Minneapolis Metropolitan Statistical Area (“MSA”) which has a 9.5% on campus vacancy rate as of Q2 2016 according to Colliers International.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three and Six Months Ended October 31, 2016 and 2015

The discussion that follows is based on our consolidated results of operations for the three and six months ended October 31, 2016 and 2015.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31,		2016 vs. 2015		October 31,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Real estate rentals	$45,859	$41,868	$3,991	9.5%	$90,844	$82,618	$8,226	10.0%
Tenant reimbursement	4,750	4,478	272	6.1%	9,376	8,773	603	6.9%
TOTAL REVENUE	50,609	46,346	4,263	9.2%	100,220	91,391	8,829	9.7%
Property operating expenses, excluding real estate taxes	15,814	15,052	762	5.1%	31,871	28,540	3,331	11.7%
Real estate taxes	5,759	4,899	860	17.6%	11,336	9,715	1,621	16.7%
Depreciation and amortization	13,531	12,405	1,126	9.1%	27,798	23,622	4,176	17.7%
Impairment of real estate investments	—	1,873	(1,873)	(100.0)%	54,153	3,158	50,995	1,614.8%
General and administrative expenses	2,702	2,933	(231)	(7.9)%	5,308	5,387	(79)	(1.5)%
Acquisition and investment related costs	4	391	(387)	(99.0)%	47	398	(351)	(88.2)%
Other expenses	816	813	3	0.4%	1,668	1,230	438	35.6%
TOTAL EXPENSES	38,626	38,366	260	0.7%	132,181	72,050	60,131	83.5%
Operating (loss) income	11,983	7,980	4,003	50.2%	(31,961)	19,341	(51,302)	(265.2)%
Interest expense	(10,626)	(8,741)	(1,885)	21.6%	(20,990)	(16,555)	(4,435)	26.8%
Loss on extinguishment of debt	—	(106)	106	(100.0)%	—	(106)	106	(100.0)%
Interest income	600	565	35	6.2%	1,172	1,121	51	4.5%
Other income	37	100	(63)	(63.0)%	510	151	359	237.7%
Income (loss) before (loss) gain on sale of real estate and other investments and income from discontinued operations	1,994	(202)	2,196	(1,087.1)%	(51,269)	3,952	(55,221)	(1,397.3)%
(Loss) gain on sale of real estate and other investments	(103)	—	(103)	n/a	8,855	(175)	9,030	(5,160.0)%
Income (loss) from continuing operations	1,891	(202)	2,093	(1,036.1)%	(42,414)	3,777	(46,191)	(1,223.0)%
Income from discontinued operations	10,399	16,879	(6,480)	(38.4)%	14,110	17,627	(3,517)	(20.0)%
NET INCOME (LOSS)	12,290	16,677	(4,387)	(26.3)%	(28,304)	21,404	(49,708)	(232.2)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,174)	(1,527)	353	(23.1)%	2,122	(1,713)	3,835	(223.9)%
Net loss attributable to noncontrolling interests – consolidated real estate entities	484	1,516	(1,032)	(68.1)%	16,139	1,515	14,624	965.3%
Net income (loss) attributable to Investors Real Estate Trust	11,600	16,666	(5,066)	(30.4)%	(10,043)	21,206	(31,249)	(147.4)%
Dividends to preferred shareholders	(2,878)	(2,878)	—	—%	(5,757)	(5,757)	—	—%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,722	$13,788	(5,066)	(36.7)%	$(15,800)	$15,449	$(31,249)	(202.3)%

Revenues.  Revenues for the three months ended October 31, 2016 were $50.6 million compared to $46.3 million in the three months ended October 31, 2015, an increase of $4.3 million or 9.2%. The increase in revenue for the three months ended October 31, 2016 resulted primarily from properties acquired and development projects placed in service in fiscal year 2016, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months Ended October 31, 2016
Increase in revenue primarily from development project placed in service in fiscal year 2017	$167
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	6,148
Decrease in revenue from same-store properties(1)	(631)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2017 and 2016	(1,421)
Net increase in total revenue	$4,263
(1)	See analysis of NOI by segment below for additional information.

Revenues for the six months ended October 31, 2016 were $100.2 million compared to $91.4 million in the six months ended October 31, 2015, an increase of $8.8 million or 9.7%. The increase in revenue for the six months ended October 31, 2016 resulted primarily from properties acquired and development projects placed in service in fiscal year 2016, as shown in the table below.

(in thousands)
Increase in Total Revenue Six Months Ended October 31, 2016
Increase in revenue primarily from development project placed in service in fiscal year 2017	$167
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	12,566
Decrease in revenue from same-store properties(1)	(1,483)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2017 and 2016	(2,421)
Net increase in total revenue	$8,829
(1)	See analysis of NOI by segment below for additional information.

Property operating expenses, excluding real estate taxes. Property operating expenses, excluding real estate taxes, increased by 5.1% to $15.8 million in the second quarter of fiscal year 2017 compared to $15.1 in the same period of the prior fiscal year. Non-same-store properties realized an increase of $1.1 million while expenses at same-store properties decreased by $376,000. The decrease at same-store properties was attributable to a decrease in casualty related costs.

Property operating expenses, excluding real estate taxes, increased by 11.7% to $31.9 million for the six months ended October 31, 2016 compared to $28.5 million in the same period of the prior fiscal year.  Of this $3.3 million increase, $2.2 million was attributable to non-same-store properties, and $1.1 million was attributable to same-store properties, primarily due to an increase in general maintenance expenses and an increase in the bad debt provision expense.

Real Estate Taxes.  Real estate taxes increased by 17.6% to $5.8 million in the second quarter of fiscal year 2017 compared to $4.9 million in the same period of the prior fiscal year. An increase of $627,000 was attributable to non-same-store properties while same-store properties realized an increase of $233,000.

Real estate taxes increased 16.7% to $11.3 million for the six months ended October 31, 2016 compared to $9.7 million in the same period of the prior fiscal year. An increase of $1.4 million was attributable to non-same-store properties while same-store properties realized an increase of $213,000.

Depreciation and Amortization. Depreciation and amortization increased by 9.1% to $13.5 million in the second quarter of fiscal year 2017, compared to $12.4 million in the same period of the prior fiscal year. This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Depreciation and amortization related to real estate investments increased by 17.7% to $27.8 million in the six months ended October 31, 2016, compared to $23.6 million in the same period of the prior fiscal year. This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Impairment of Real Estate Investments.  We recognized $0 and $1.9 million of impairment in continuing operations during the three months ended October 31, 2016 and 2015, respectively. We recognized $54.2 million and $3.2 million of impairment in continuing operations during the six months ended October 31, 2016 and 2015, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

General and Administrative Expenses.  General and administrative expenses decreased by 7.9% to $2.7 million in the three months ended October 31, 2016, compared to $2.9 million in the same period of the prior fiscal year, primarily due to a decrease in short term incentive plan expense. The decrease in general and administrative expense in the six months ended October 31, 2016, compared to the same period of the prior fiscal year was immaterial.

Acquisition and Investment Related Costs.  Acquisition and investment related costs decreased to approximately $4,000 in the three months ended October 31, 2016, compared to approximately $391,000 in the same period of the prior fiscal year, primarily due to decreased acquisition costs and decreased costs related to development projects we are no longer pursuing.

Acquisition and investment related costs decrease to approximately $47,000 in the six months ended October 31, 2016, compared to approximately $398,000 in the same period of the prior fiscal year, primarily due to decreased acquisition costs and decreased costs related to development projects we are no longer pursuing.

Other Expenses.  The increase in other expenses in the second quarter of fiscal year 2017 compared to the same period of the prior fiscal year was immaterial. Other expenses increased approximately $438,000 to $1.7 million in the six months ended October 31, 2016, compared to the same period of the prior fiscal year, primarily due to third-party consulting costs.

Interest Expense.  Components of interest expense in the three and six months ended October 31, 2016 and 2015 were as follows.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31,		2016 vs. 2015		October 31,		2016 vs. 2015
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Mortgage debt	$9,477	$8,479	$998	11.8%	$18,800	$16,132	$2,668	16.5%
Line of credit	281	241	40	16.6%	494	1,155	(661)	(57.2)%
Other	868	21	847	4,033.3%	1,696	(732)	2,428	(331.7)%
Total interest expense	$10,626	$8,741	$1,885	21.6%	$20,990	$16,555	$4,435	26.8%

Mortgage interest increased by 11.8% to $9.5 million in the second quarter of fiscal year 2017, compared to $8.5 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $938,000 and $2.7 million to our mortgage interest expense in the three and six months ended October 31, 2016, respectively, while mortgage interest on same-store properties decreased approximately $24,000 and $97,000, respectively, compared to the three and six months ended October 31, 2015, primarily due to loan payoffs and refinancings.

Interest expense on our line of credit increased to approximately $281,000 in the three months ended October 31, 2016, compared to approximately $241,000 in the same period of the prior fiscal year, primarily due to a higher average outstanding balance during the second quarter of fiscal year 2017. Interest expense on our line of credit decreased to approximately $494,000 in the six months ended October 31, 2016, compared to approximately $1.2 million in the same period of the prior fiscal year, primarily due to a lower average outstanding balance during fiscal year 2017.

Other interest consists of interest on construction loans, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by approximately $847,000 to approximately $868,000 in the second quarter of fiscal year 2017, compared to the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest. Other interest increased to approximately $1.7 million in the six months ended October 31, 2016, compared to approximately $(732,000) in the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest.

Interest and Other Income. We recorded interest income in the second quarter of fiscal years 2017 and 2016 of approximately $600,000 and $565,000, respectively, and during the six months ended October 31, 2016 and 2015 of $1.2 million and $1.1 million, respectively. The change between periods was immaterial.

Other income decreased 63.0% to approximately $37,000 in the second quarter of fiscal year 2017 compared to the same period of the prior fiscal year and increase 237.7% to approximately $510,000 in the six months ended October 31, 2016 compared to the same period of the prior fiscal year. The changes between periods was primarily due to changes in real estate tax appeal refunds.

Gain (Loss) on Sale of Real Estate and Other Investments. We recorded in continuing operations a net loss of approximately $103,000 in the second quarter of fiscal year 2017 and no gain or loss in the same period of the prior fiscal year.  We recorded in continuing operations a net gain of $8.9 million and a net loss of approximately $175,000 in the six months ended October 31, 2016 and 2015, respectively. Properties sold in the six months ended October 31, 2016 and 2015 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income from Discontinued Operations.  We recorded income from discontinued operations of $10.4 million and $16.9 million, respectively, in the three months ended October 31, 2016 and 2015, and $14.1 million and $17.6 million in the six months ended October 31, 2016 and 2015, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of October 31, 2016 compared to October 31, 2015 decreased in our multifamily and healthcare segments on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of October 31,		As of October 31,
Segments	2016	2015	2016	2015
Multifamily	92.9%	95.2%	91.2%	91.9%
Healthcare	92.8%	95.8%	88.9%	90.0%

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

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three and six months ended October 31, 2016 and 2015.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and six months ended October 31, 2016 and 2015.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
All Segments

Real estate revenue
Same-store	$40,078	$40,709	$(631)	(1.6)%	$79,892	$81,375	$(1,483)	(1.8)%
Non-same-store(1)	10,531	5,637	4,894	86.8%	20,328	10,016	10,312	103.0%
Total	$50,609	$46,346	$4,263	9.2%	$100,220	$91,391	$8,829	9.7%

Real estate expenses
Same-store	$17,270	$17,415	$(145)	(0.8)%	$35,034	$33,741	$1,293	3.8%
Non-same-store(1)	4,303	2,536	1,767	69.7%	8,173	4,514	3,659	81.1%
Total	$21,573	$19,951	$1,622	8.1%	$43,207	$38,255	$4,952	12.9%

Net operating income
Same-store	$22,808	$23,294	$(486)	(2.1)%	$44,858	$47,634	$(2,776)	(5.8)%
Non-same-store(1)	6,228	3,101	3,127	100.8%	12,155	5,502	6,653	120.9%
Total	$29,036	$26,395	$2,641	10.0%	$57,013	$53,136	$3,877	7.3%
Depreciation/amortization	(13,531)	(12,405)			(27,798)	(23,622)
Impairment of real estate investments	—	(1,873)			(54,153)	(3,158)
General and administrative expenses	(2,702)	(2,933)			(5,308)	(5,387)
Acquisition and investment related costs	(4)	(391)			(47)	(398)
Other expenses	(816)	(813)			(1,668)	(1,230)
Interest expense	(10,626)	(8,741)			(20,990)	(16,555)
Loss on debt extinguishment	—	(106)			—	(106)
Interest and other income	637	665			1,682	1,272
Income (loss) before gain (loss) on sale of real estate and other investments and income from discontinued operations	1,994	(202)			(51,269)	3,952
(Loss) gain on sale of real estate and other investments	(103)	—			8,855	(175)
Income (loss) from continuing operations	1,891	(202)			(42,414)	3,777
Income from discontinued operations(2)	10,399	16,879			14,110	17,627
Net income (loss)	$12,290	$16,677			$(28,304)	$21,404

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -

71 France, Edina, MN; Arcata, Golden Valley, MN; Avalon Cove, Rochester, MN; Cardinal Point, Grand Forks, ND; Cascade Shores, Rochester, MN; Chateau II, Minot, ND; Crystal Bay, Rochester, MN; Deer Ridge, Jamestown, ND; French Creek, Rochester, MN; Gardens, Grand Forks, ND; GrandeVille at Cascade Lake, Rochester, MN; Legacy Heights, Bismarck, ND; Monticello Crossings, Monticello, MN;  Red 20, Minneapolis, MN and Renaissance Heights, Williston, ND.

Total number of units, 2,238.

	Healthcare -	Edina 6525 Drew Ave, Edina, MN; Edina 6565 France SMC III, Edina, MN; Lakeside Medical Plaza, Omaha, NE and PrairieCare Medical, Brooklyn Park, MN. Total rentable square footage, 156,199.
	Other -	Minot Southgate Retail, Minot, ND and Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 228,406.

Held for Sale -	Multifamily -

11th Street 3 Plex, Minot, ND; 4th Street 4 Plex, Minot, ND; Apartments on Main, Minot, ND; Brooklyn Heights, Minot, ND; Colton Heights, Minot, ND; Fairmont, Minot, ND; First Avenue, Minot, ND; Pinecone Villas, Sartell, MN; Pines, Minot, ND; Southview, Minot, ND; Summit Park, Minot, ND; Temple, Minot, ND; Terrace Heights, Minot, ND; and Westridge, Minot, ND.

Total number of units, 351.

	Healthcare -	Sartell 2000 23rd St, Sartell, MN. Total rentable square footage, 59,760.
	Other -	17 South Main, Minot, ND; 1st Avenue Building, Minot, ND; and Grand Forks Carmike, Grand Forks, ND. Total rentable square footage, 35,409.

Total NOI for held for sale properties for the three months ended October 31, 2016 and 2015, respectively, $361 and $479.

Total NOI for held for sale properties for the six months ended October 31, 2016 and 2015, respectively, $758 and $990.

Sold -	Multifamily -

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

Total NOI for sold properties for the three months ended October 31, 2016 and 2015, respectively, $0 and $988.

Total NOI for sold properties for the six months ended October 31, 2016 and 2015, respectively, $280 and $1,801.

(2)	Discontinued operations include gain on disposals and income from operations for:

Held for Sale:  Casper 1930 E 12th St, Casper 3955 E 12th St, Cheyenne 4010 N College Dr, Cheyenne 4606 N College Dr, Edgewood Vista (“EV”) Belgrade, EV Billings, EV Bismarck, EV Brainerd, EV Columbus, EV East Grand Forks, EV Fargo, EV Fremont, EV Grand Island, EV Hastings, EV Hermantown I and II, EV Kalispell, EV Minot, EV Missoula, EV Norfolk, EV Omaha, EV Sioux Falls, EV Spearfish, EV Virginia, Laramie 1072 N 22nd St and Legends at Heritage Place.

2017 Dispositions: Spring Creek (“SC”) American Falls, SC Boise, SC Eagle, SC Fruitland, SC Meridian, SC Overland, SC Soda Springs and SC Ustick.

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

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 1.7% or $486,000 in the three months ended October 31, 2016 compared to the same period in the prior fiscal year. The decrease was attributable to a decrease in scheduled rent of $244,000 and an increase in vacancy of $467,000.  These decreases were offset by an increase in the resident utility billings system “RUBS” revenue of $288,000 while all other fee items combined decreased by $63,000.  The overall decrease of 1.7% was attributable to the operating results in our Minot and Williston, North Dakota markets.  The balance of our portfolio in our ten other markets realized an increase in revenue of $278,000 or 1.1%.

Real estate expenses at same-store properties in our multifamily segment decreased by 0.9% or $115,000 in the three months ended October 31, 2016 compared to the same period in the prior fiscal year. The decrease was attributable to a decrease in insurance costs of $290,000 primarily due to a decrease in under deductible insurance claims. All other real estate expenses combined increased by $175,000.

Real estate revenue from same-store properties in our multifamily segment decreased by 2.3% or $1.3 million in the six months ended October 31, 2016 compared to the same period in the prior fiscal year. The decrease was attributable to a decrease in scheduled rent of $742,000 and an increase in vacancy of $761,000.  These decreases were offset by an increase in the “RUBS” revenue of $514,000 while all other fee items combined decreased by $281,000. The overall decrease of 1.7% was attributable to the operating results in our Minot and Williston, North Dakota markets. The balance of our portfolio in our ten other markets realized an increase in revenue of $547,000 or 1.1%.

Real estate expenses at same-store properties in our multifamily segment decreased by 0.8% or $189,000 in the six months ended October 31, 2016 compared to the same period in the prior fiscal year. The decrease was attributable to a decrease in insurance costs of $381,000 primarily due to a decrease in insurance premiums. All other real estate expenses combined increased by $192,000.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$27,613	$28,099	$(486)	(1.7)%	$54,999	$56,269	$(1,270)	(2.3)%
Non-same-store	8,637	4,077	4,560	111.8%	16,291	7,340	8,951	121.9%
Total	$36,250	$32,176	$4,074	12.7%	$71,290	$63,609	$7,681	12.1%

Real estate expenses(1)
Same-store	$12,033	$12,148	$(115)	(0.9)%	$23,813	$24,002	$(189)	(0.8)%
Non-same-store	3,533	2,043	1,490	72.9%	6,632	3,629	3,003	82.8%
Total	$15,566	$14,191	$1,375	9.7%	$30,445	$27,631	$2,814	10.2%

Net operating income
Same-store	$15,580	$15,951	$(371)	(2.3)%	$31,186	$32,267	$(1,081)	(3.4)%
Non-same-store	5,104	2,034	3,070	150.9%	9,659	3,711	5,948	160.3%
Total	$20,684	$17,985	$2,699	15.0%	$40,845	$35,978	$4,867	13.5%

Occupancy	2016	2015
Same-store	92.9%	95.2%
Non-same-store	84.4%	75.5%
Total	91.2%	91.9%

Number of Units	2016	2015
Same-store	10,513	10,511
Non-same-store	2,589	2,149
Total	13,102	12,660
(1)

Excludes offsite costs associated with property management and casualty-related amounts. Property management costs increased by approximately $306,000 and $935,000 respectively, for the three and six months ended October 31, 2016 as compared to the same period of the prior year. Casualty-related costs decreased by approximately $405,000 and increased by approximately $100,000, respectively, for the three and six months ended October 31, 2016 as compared to the same period of the prior year.

Healthcare

Real estate revenue from same-store properties in our healthcare segment decreased by 0.7% or $75,000 in the three months ended October 31, 2016 compared to the same period in the prior fiscal year. This decrease was attributable to an increase in vacancy of $186,000 while all other revenue items combined increased by $111,000.

Real estate expenses from same-store healthcare properties increased by 8.7% or $298,000 in the three months ended October 31, 2016 compared to the same period in the prior fiscal year. The primary factors were increases in general maintenance expenses of $149,000 and real estate taxes of $145,000. All other real estate expense combined increased by $4,000.

Real estate revenue from same-store properties in our healthcare segment decreased by 0.6% or $126,000 in the six months ended October 31, 2016 compared to the same period in the prior fiscal year. This decrease was attributable to an increase in vacancy of $370,000 while all other revenue items combined increased by $244,000.

Real estate expenses from same-store healthcare properties increased by 12.5% or $832,000 in the six months ended October 31, 2016 compared to the same period in the prior fiscal year. The primary factors were increases in general maintenance expenses of $259,000, the bad debt provision expense of $241,000 and real estate taxes of $202,000. All other real estate expense combined increased by $130,000.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$10,205	$10,280	$(75)	(0.7)%	$20,322	$20,448	$(126)	(0.6)%
Non-same-store	1,456	1,071	385	35.9%	2,880	1,682	1,198	71.2%
Total	$11,661	$11,351	$310	2.7%	$23,202	$22,130	$1,072	4.8%

Real estate expenses(1)
Same-store	$3,730	$3,432	$298	8.7%	$7,502	$6,670	$832	12.5%
Non-same-store	421	402	19	4.7%	841	646	195	30.2%
Total	$4,151	$3,834	$317	8.3%	$8,343	$7,316	$1,027	14.0%

Net operating income
Same-store	$6,475	$6,848	$(373)	(5.4)%	$12,820	$13,778	$(958)	(7.0)%
Non-same-store	1,035	669	366	54.7%	2,039	1,036	1,003	96.8%
Total	$7,510	$7,517	$(7)	(0.1)%	$14,859	$14,814	$45	0.3%

Occupancy	2016	2015
Same-store	92.8%	95.8%
Non-same-store	66.2%	63.1%
Total	88.9%	90.0%

Rentable Square Footage	2016	2015
Same-store	1,285,749	1,285,778
Non-same-store	215,959	281,148
Total	1,501,708	1,566,926
(1)

Excludes offsite costs associated with property management, which decreased by approximately $66,000 and $123,000, respectively, for the three and six months ended October 31, 2016 as compared to the same period of the prior year.

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on October 31, 2016, for all commercial properties owned by us, including healthcare, other commercial properties and those held for sale, measured by percentage of total commercial minimum rents as of October 1, 2016.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 30.1% of our total commercial minimum rents as of October 1, 2016.

As of October 31, 2016, 15 of our 40 commercial properties held for investment, along with our held for sale properties including all 20 of our Edgewood Vista properties and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

% of Total Commercial
Minimum Rents
Lessee	as of October 1, 2016
Affiliates of Edgewood Vista(1)	30.1%
Fairview Health Services	8.7%
St. Luke's Hospital of Duluth, Inc.	6.1%
PrairieCare Medical LLC	5.2%
HealthEast Care System	3.9%
Quality Manufacturing Corp	2.3%
Allina Health	1.9%
Children's Hospitals & Clinics	1.8%
Noran Neurological Clinic	1.7%
Amerada Hess	1.6%
All Others	36.7%
Total Monthly Commercial Rent as of October 1, 2016	100.0%
(1)	Affiliates of Edgewood Vista are tenants in our senior housing properties which are classified as held for sale and discontinued operations at October 31, 2016.

Healthcare Leasing Activity

During fiscal year 2017, we have executed new and renewal healthcare leases for our same-store properties on 21,843 square feet for the three months ended October 31, 2016 and 54,067 square feet for the six months ended October 31, 2016. Due to our leasing efforts, occupancy in our same-store healthcare portfolio remained strong at 92.8% as of October 31, 2016.

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended October 31, 2016 and 2015

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	4,891	2,831	16,952	60,121	21,843	62,952	92.8%	96.0%

Six Months Ended October 31, 2016 and 2015

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	17,031	4,455	37,036	106,543	54,067	110,998	92.8%	96.0%
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

Healthcare New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties:

Three Months Ended October 31, 2016 and 2015

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	4,891	2,831	2.0	2.5	22.66	19.52	—	24.15	—	2.01

Six Months Ended October 31, 2016 and 2015

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	17,031	4,455	8.5	7.2	20.98	21.02	39.31	28.11	6.24	4.92
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

Healthcare Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment (square feet data in thousands):

Three Months Ended October 31, 2016 and 2015

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	16,952	60,121	69.9%	86.3%	2.4	3.7	5.9%	(2.1)%	—	7.05	0.54	0.95

Six Months Ended October 31, 2016 and 2015

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Healthcare	37,036	106,543	94.5%	86.4%	3.0	5.4	5.2%	6.0%	2.23	10.62	1.61	3.28
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

Healthcare Lease Expirations

Our ability to maintain and improve occupancy rates and base rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare properties, including square footage and annualized base rent for expiring leases, as of October 31, 2016.

					Percentage of Total
			Percentage of Total	Annualized Base	Healthcare
Fiscal Year of Lease		Square Footage of	Healthcare Segment	Rent of Expiring	Segment
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2017⁽¹⁾	28	92,158	6.9%	$1,769,381	6.1%
2018	18	101,971	7.7%	2,071,054	7.2%
2019	16	183,880	13.8%	3,795,918	13.2%
2020	15	83,762	6.3%	1,733,420	6.0%
2021	20	95,575	7.2%	2,029,038	7.0%
2022	14	71,610	5.4%	1,314,549	4.5%
2023	11	52,511	3.9%	988,425	3.4%
2024	26	165,687	12.4%	3,883,048	13.5%
2025	5	76,691	5.7%	1,663,237	5.8%
2026	9	103,178	7.7%	1,780,197	6.2%
Thereafter	20	307,142	23.0%	7,827,010	27.1%
Totals	182	1,334,165	100.0%	$28,855,277	100.0%
(1)	Includes month-to-month leases. As of October 31, 2016, month-to-month leases accounted for 50,078 square feet.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of October 1, 2016, multiplied by 12.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the second quarter of fiscal year 2017, we had no acquisitions of property, however, we purchased the remaining 41.41% minority interest in the joint venture entity that owns the Red 20 multifamily property for a purchase price totaling $4.9 million. During the second quarter of fiscal year 2017, we sold eight healthcare properties along with the adjacent parcel of unimproved land for a total sales price of $43.9 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six month periods ended October 31, 2016 and 2015.

Development Projects

The following tables provide additional detail, as of October 31, 2016, on our in-service (completed) development project and development project in progress. These projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yield on the project in progress listed below is approximately 6.0%.

Project Placed in Service in the Three Months Ended October 31, 2016

(in thousands)
			Percentage				Date	Anticipated
		Number	Leased or	Anticipated	Costs as of	Cost per	Placed in	Same-Store
Project Name and Location	Segment	of Units	Committed	Total Cost	Oct 31, 2016	Unit	Service	Date
71 France I - Edina, MN (1)	Multifamily	241 units	89.2%	$73,290	$72,276	$304,108	Q1 2017	Q1 2019

(1)	We are currently a 52.6% partner in the joint venture entity constructing this project. Anticipated total cost is the total cost to the joint venture entity.

Project in Progress at October 31, 2016

				(in thousands)
Project Name and Location	Planned Segment	Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of October 31, 2016	Anticipated Construction Completion
Monticello Crossing - Monticello, MN	Multifamily	202 units	65.9%	31,784	28,068	4Q 2017
Other	n/a	n/a	n/a	n/a	3,283	n/a
				$31,784	$31,351

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

FFO applicable to Common Shares and Units for the three months ended October 31, 2016 increased to $16.5 million compared to $8.1 million for the comparable period ended October 31, 2015, an increase of 103.7%. FFO applicable to Common Shares and Units for the six months ended October 31, 2016 increased to $32.3 million compared to $30.1 million for the comparable period ended October 31, 2015, an increase of 7.3%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO

INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended October 31,	2016			2015
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income attributable to Investors Real Estate Trust	$11,600		$	$16,666		$
Less dividends to preferred shareholders	(2,878)			(2,878)
Net income available to common shareholders	8,722	121,154	0.07	13,788	124,665	0.11
Adjustments:
Noncontrolling interests – Operating Partnership	1,174	16,264		1,527	13,900
Depreciation and amortization	12,971			14,860
Impairment of real estate attributable to Investors Real Estate Trust	—			1,873
Gains on depreciable property sales attributable to Investors Real Estate Trust	(6,400)			(23,909)
Funds from operations applicable to common shares and Units	$16,467	137,418	$0.12	$8,139	138,565	$0.06

	(in thousands, except per share and unit amounts)
Six Months Ended October 31,	2016			2015
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net (loss) income attributable to Investors Real Estate Trust	$(10,043)		$	$21,206		$
Less dividends to preferred shareholders	(5,757)			(5,757)
Net (loss) income available to common shareholders	(15,800)	121,135	(0.13)	15,449	124,757	0.12
Adjustments:
Noncontrolling interests – Operating Partnership	(2,122)	16,276		1,713	13,929
Depreciation and amortization	26,408			33,119
Impairment of real estate attributable to Investors Real Estate Trust	39,190			3,598
Gains on depreciable property sales attributable to Investors Real Estate Trust	(15,358)			(23,733)
Funds from operations applicable to common shares and Units	$32,318	137,411	$0.24	$30,146	138,686	$0.22

(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the six months ended October 31 of fiscal years 2017 and 2016:

Month	Fiscal Year 2017	Fiscal Year 2016
July	$0.13	$0.13
October	0.13	0.13

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of October 31, 2016, we had one multi-bank line of credit with a total commitment capacity of $100.0 million, secured by mortgages on 17 properties. Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the real estate market continues to be subject to various market factors that can result in reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

As of October 31, 2016, approximately 85.7%, or $54.5 million, of our mortgage debt maturing in the third and fourth quarters of fiscal year 2017 is debt placed on multifamily assets, and approximately 14.3%, or $9.1 million, is debt placed on commercial properties. Of this $63.6 million, we expect to pay off $1.7 million and refinance $61.9 million in the third and fourth quarter of fiscal year 2017. As of October 31, 2016, approximately 64.4%, or $54.5 million, of our mortgage debt maturing in the next twelve months is debt placed on multifamily assets, and approximately 35.6%, or $30.1 million, is debt placed on commercial properties.

Our revolving, multi-bank line of credit with First International Bank as lead bank had, as of October 31, 2016, lending commitments of $100.0 million at an interest rate of 4.75%. As of October 31, 2016, the line of credit was secured by mortgages on 17 properties and had a minimum outstanding principal balance requirement of $17.5 million. As of October 31, 2016 and April 30, 2016, we had borrowed $47.5 million and $17.5 million, respectively.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At October 31, 2016, our compensating balances totaled $14.8 million and consisted of the following:

Financial Institution
First International Bank, Watford City, ND	$7,758,000
Associated Bank, Green Bay, WI	3,000,000
The Private Bank, Minneapolis, MN	2,000,000
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	250,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$14,818,000

Current anticipated total project costs for development projects in progress at October 31, 2016 total approximately $31.8 million, of which approximately $31.4 million has been incurred as of October 31, 2016. As of October 31, 2016, the Operating Partnership had entered into construction loans totaling approximately $22.0 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of October 31, 2016, we are committed to fund $6.0 million in tenant improvements within approximately the next 12 months.

The issuance of Units for property acquisitions continues to be an expected source of capital for us. There were no Units issued in the three and six months ended October 31, 2016.  In the three and six months ended October 31, 2015, approximately 44,000 Units, valued at issuance at $400,000 were issued in connection with our acquisition of property.

Under our DRIP, common shareholders and Unitholders have an opportunity to use their cash distributions to purchase additional Common Shares, and to purchase additional shares through voluntary cash contributions. As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the six months ended October 31, 2016, no shares were issued under the DRIP. During the six months ended October 31, 2015, approximately 821,000 Common Shares with a total value included in equity of $5.6 million, and an average price per share after applicable discounts of $6.85, were issued under the DRIP.

Cash and cash equivalents at October 31, 2016 totaled $68.7 million, compared to $55.1 million at October 31, 2015, an increase of $13.6 million. Net cash provided by operating activities for the six months ended October 31, 2016 increased by $1.1 million compared to the six months ended October 31, 2015, primarily due to an decrease in accounts receivable and accounts payable net of an increase in net income adjusted for depreciation, loss on impairment, and gain on sale of real estate investments. Net cash provided by investing activities for the six months ended October 31, 2016 decreased by $191.8 million compared to the six months ended October 31, 2015, primarily due to a decrease in proceeds from sale of discontinued operations and payments for acquisition and development of real estate. Net cash used by financing activities for the six months ended October 31, 2016 decreased by $186.6 million compared to the six months ended October 31, 2015, primarily due to a decrease in repurchases of Common Shares and a decrease in principal payments on mortgages payable and revolving lines of credit, net of a decrease in proceeds from mortgage debt and construction debt.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, decreased by approximately $42,000 as of October 31, 2016, compared to April 30, 2016, due to loan payoffs. As of October 31, 2016, approximately 73.0% of our $844.6 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of October 31, 2016, the weighted average rate of interest on our mortgage debt was 4.55%, compared to 4.54% on April 30, 2016.

Property Owned. Property owned was $1.7 billion at October 31, 2016 and April 30, 2016, respectively. During the three months ended October 31, 2016, we had no new acquisitions and disposed of eight properties and an unimproved parcel of land, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2016 were $68.7 million, compared to $66.7 million on April 30, 2016.

Operating Partnership Units. Outstanding Units in the Operating Partnership were 16.2 million Units at October 31, 2016 and 16.3 Units at April 30, 2016.

Common and Preferred Shares of Beneficial Interest. Common Shares outstanding on October 31, 2016 and April 30, 2016 totaled 121.7 million and 121.1 million, respectively. We issued approximately 492,000 Common Shares, with a total grant-date value of approximately $1.9 million, under our 2015 Incentive Award Plan for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan for trustee share based compensation for fiscal year 2016 performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Approximately 73.0% and 77.8% of our mortgage debt, including mortgage debt related to properties held for sale, as of October 31, 2016 and April 30, 2016, respectively, is at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the second quarter of fiscal year 2017 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of October 31, 2016, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(In thousands)
	Future Principal Payments
	Remaining
Mortgages	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total	Fair Value
Fixed Rate	$10,028	$37,667	$77,389	$63,796	$154,234	$254,840	$597,954	$641,291
Avg Fixed Interest Rate	2.46%	4.79%	4.63%	4.44%	3.78%

Variable Rate	$63,094	$27,080	$64,563	$30,463	$28	$608	$185,836	$185,836
Avg Variable Interest Rate	2.37%	3.32%	3.37%	5.06%	3.92%

Held for Sale	$45,684	$819	$2,326	$668	$710	$10,588	$60,795	$70,286
Avg Fixed Interest Rate	1.83%	5.94%	5.92%	5.89%	5.86%
							$844,585	$897,413

	(in thousands)
	Future Interest Payments
Long Term Debt	Remaining Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Fixed Rate	$14,691	$28,144	$25,458	$20,977	$15,462	$28,154	$132,886
Variable Rate	2,465	3,809	2,585	741	25	6	9,631
Held for Sale	1,110	897	846	704	662	966	5,185
							$147,702
(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, excluding mortgages related to assets held for sale, as of October 31, 2016, was 4.55%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $185.8 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $1.9 million.

Exposure to interest rate fluctuation risk on our $100.0 million secured line of credit is limited by a cap on the interest rate of 8.65% with a floor of 4.75%. The line of credit has an interest rate equal to the Wall Street Journal Prime Rate plus 1.25%, matures in September 2017 and had an outstanding balance of $47.5 million at October 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal year 2017, we issued an aggregate of 39,051 unregistered Common Shares to limited partners of the Operating Partnership, upon exercise of their Exchange Rights regarding an equal number of Units. All such issuances of Common Shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such Common Shares under the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Agreement for Sale and Purchase of Property – Wyoming Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties and LSREF Golden Property 14 (WY), LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and LSREF Golden Ops 14 (WY), LLC as buyers.

10.2*

Agreement for Sale and Purchase of Property – Hermantown Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties as seller and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers.

10.3*

Agreement for Sale and Purchase of Property – Edgewood Vista 1 Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties as seller and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers.

10.4*

Agreement for Sale and Purchase of Property – Edgewood Vista 2 Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties and EVI Grand Cities, LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers.

10.5*

Agreement for Sale and Purchase of Property – Edgewood Vista 3 Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties, EVI Billings, LLC, EVI Sioux Falls, LLC and IRET-Minot EV, LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers.

10.6*

Agreement for Sale and Purchase of Property – Sartell Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties and IRET-SH 1, LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers.

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2016 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: December 12, 2016