Form 10-Q
period 2017-01-31
INVESTORS REAL ESTATE TRUST
filed 2017-03-13
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

The number of common shares of beneficial interest outstanding as of March 6, 2017, was 121,917,954.

PART I

ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2017

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except share data)
	January 31, 2017	April 30, 2016
ASSETS
Real estate investments
Property owned	$1,685,823	$1,681,471
Less accumulated depreciation	(334,875)	(312,889)
	1,350,948	1,368,582
Development in progress	11,531	51,681
Unimproved land	19,076	20,939
Total real estate investments	1,381,555	1,441,202
Assets held for sale and assets of discontinued operations	140,226	220,537
Cash and cash equivalents	56,999	66,698
Other investments	—	50
Receivable arising from straight-lining of rents, net of allowance of $308 and $333, respectively	7,839	7,179
Accounts receivable, net of allowance of $220 and $97, respectively	3,878	1,524
Prepaid and other assets	4,060	2,937
Intangible assets, net of accumulated amortization of $5,372 and $6,230, respectively	731	1,858
Tax, insurance, and other escrow	5,724	5,450
Property and equipment, net of accumulated depreciation of $1,120 and $1,058, respectively	915	1,011
Goodwill	1,645	1,680
Deferred charges and leasing costs, net of accumulated amortization of $3,819 and $3,719, respectively	5,517	4,896
TOTAL ASSETS	$1,609,089	$1,755,022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$54,291	$77,488
Accounts payable and accrued expenses	41,351	39,727
Revolving line of credit	157,000	17,500
Mortgages payable, net of unamortized loan costs of $5,525 and $4,931, respectively	688,424	812,393
Construction debt and other	39,524	82,130
TOTAL LIABILITIES	980,590	1,029,238
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,300	7,522
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 0 shares issued and outstanding at January 31, 2017 and 1,150,000 issued and outstanding at April 30, 2016, aggregate liquidation preference of $28,750,000)	—	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at January 31, 2017 and April 30, 2016, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 121,889,299 shares issued and outstanding at January 31, 2017, and 121,091,249 shares issued and outstanding at April 30, 2016)	921,735	922,084
Accumulated distributions in excess of net income	(486,015)	(442,000)
Total Investors Real Estate Trust shareholders’ equity	547,077	618,758
Noncontrolling interests – Operating Partnership (16,034,209 units at January 31, 2017 and 16,285,239 units at April 30, 2016)	72,007	78,484
Noncontrolling interests – consolidated real estate entities	2,115	21,020
Total equity	621,199	718,262
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,609,089	$1,755,022

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

for the three and nine months ended January 31, 2017 and 2016

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
REVENUE
Real estate rentals	$46,278	$44,015	$137,122	$126,633
Tenant reimbursement	4,896	4,391	14,272	13,164
TOTAL REVENUE	51,174	48,406	151,394	139,797
EXPENSES
Property operating expenses, excluding real estate taxes	17,034	15,412	48,905	43,952
Real estate taxes	5,759	4,909	17,095	14,624
Depreciation and amortization	13,475	12,693	41,273	36,315
Impairment of real estate investments	—	162	54,153	3,320
General and administrative expenses	3,130	2,929	8,438	8,316
Acquisition and investment related costs	5	35	52	433
Other expenses	1,037	51	2,705	1,281
TOTAL EXPENSES	40,440	36,191	172,621	108,241
Operating income (loss)	10,734	12,215	(21,227)	31,556
Interest expense	(10,680)	(9,151)	(31,670)	(25,706)
Loss on extinguishment of debt	(1,907)	—	(1,907)	(106)
Interest income	816	566	1,988	1,687
Other income	158	135	668	286
(Loss) income before gain on sale of real estate and other investments, and income from discontinued operations	(879)	3,765	(52,148)	7,717
Gain on sale of real estate and other investments	2,437	1,446	11,292	1,271
Income (loss) from continuing operations	1,558	5,211	(40,856)	8,988
Income from discontinued operations	23,631	38,232	37,741	55,859
NET INCOME (LOSS)	25,189	43,443	(3,115)	64,847
Net income attributable to noncontrolling interests – Operating Partnership	(2,525)	(4,227)	(403)	(5,940)
Net loss attributable to noncontrolling interests – consolidated real estate entities	446	581	16,585	2,096
Net income attributable to Investors Real Estate Trust	23,110	39,797	13,067	61,003
Dividends to preferred shareholders	(2,503)	(2,879)	(8,260)	(8,636)
Redemption of preferred shares	(1,435)	—	(1,435)	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$19,172	$36,918	$3,372	$52,367
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.01)	$0.02	$(0.24)	$0.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.17	0.28	0.27	0.40
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$0.16	$0.30	$0.03	$0.42
DIVIDENDS PER COMMON SHARE	$0.13	$0.13	$0.39	$0.39

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

for the nine months ended January 31, 2017 and 2016

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
Balance April 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					61,003	4,087	65,090
Distributions - common shares and units					(48,323)	(5,431)	(53,754)
Distributions – Series A preferred shares					(1,779)		(1,779)
Distributions – Series B preferred shares					(6,857)		(6,857)
Distribution reinvestment and share purchase plan			821	5,619			5,619
Shares issued and share-based compensation			220	1,191			1,191
Partnership units issued						400	400
Redemption of units for common shares			181	980		(980)	—
Shares repurchased			(4,643)	(35,000)			(35,000)
Distributions paid to non-controlling interests						(6,935)	(6,935)
Balance January 31, 2016	5,750	$138,674	121,034	$924,658	$(434,388)	$79,985	$708,929

Balance April 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					13,067	(15,880)	(2,813)
Distributions - common shares and units					(47,387)	(6,332)	(53,719)
Distributions – Series A preferred shares					(1,403)		(1,403)
Distributions – Series B preferred shares					(6,857)		(6,857)
Shares issued and share-based compensation			553	1,756			1,756
Redemption of units for common shares			251	548		(548)	—
Preferred shares repurchased	(1,150)	(27,317)			(1,435)		(28,752)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,188	7,188
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(159)	(159)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities				(2,677)		(2,261)	(4,938)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(7,366)	(7,366)
Other			(6)	24		(24)	—
Balance January 31, 2017	4,600	$111,357	121,889	$921,735	$(486,015)	$74,122	$621,199

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

for the nine months ended January 31, 2017 and 2016

	(in thousands)
	Nine Months Ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,115)	$64,847
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,379	43,811
Depreciation and amortization from discontinued operations	81	5,425
Gain on sale of real estate, land, other investments and discontinued operations	(37,330)	(25,512)
Loss (gain) on extinguishment of debt and discontinued operations	870	(35,552)
Share-based compensation expense	1,428	1,391
Impairment of real estate investments	54,153	3,760
Bad debt expense	234	392
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(373)	(104)
Accounts receivable	(1,153)	301
Prepaid and other assets	(1,209)	(265)
Tax, insurance and other escrow	(789)	(193)
Deferred charges and leasing costs	(2,141)	(999)
Accounts payable, accrued expenses and other liabilities	2,664	(10,363)
Net cash provided by operating activities	55,699	46,939
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,370	3,725
Payments for real estate deposits	(1,370)	(2,486)
Decrease in other investments	50	279
Decrease in lender holdbacks for improvements	1,688	3,906
Increase in lender holdbacks for improvements	(646)	(862)
Proceeds from sale of discontinued operations	112,932	366,125
Proceeds from sale of real estate and other investments	17,710	8,580
Insurance proceeds received	275	1,035
Payments for acquisitions of real estate assets	—	(71,381)
Payments for development and re-development of real estate assets	(16,082)	(106,306)
Payments for improvements of real estate assets	(34,536)	(20,692)
Payments for improvements of real estate assets from discontinued operations	—	(5,182)
Net cash provided by investing activities	81,391	176,741
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	84,150	95,602
Principal payments on mortgages payable	(242,912)	(218,264)
Proceeds from revolving lines of credit	234,000	43,000
Principal payments on revolving lines of credit	(94,500)	(110,554)
Proceeds from construction debt	17,041	62,268
Principal payments on construction debt	(49,080)	—
Proceeds from sale of common shares under distribution reinvestment and share purchase program	—	1,493
Additions to notes receivable from noncontrolling partner – consolidated real estate entities	(9,211)	—
Proceeds from noncontrolling partner – consolidated real estate entities	9,749	1,120
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(4,938)	—
Repurchase of common shares	—	(35,000)
Repurchase of preferred shares	(28,752)	—
Distributions paid to common shareholders	(47,387)	(44,326)
Distributions paid to preferred shareholders	(8,458)	(8,636)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(6,332)	(5,301)
Distributions paid to noncontrolling interests – consolidated real estate entities	(159)	(6,935)
Net cash used by financing activities	(146,789)	(225,533)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,699)	(1,853)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	66,698	48,970
CASH AND CASH EQUIVALENTS AT END OF YEAR	$56,999	$47,117

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

for the nine months ended January 31, 2017 and 2016

	(in thousands)
	Nine Months Ended
	January 31,
	2017	2016
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan – shares issued	$—	$3,997
Operating partnership distribution reinvestment plan – shares issued	—	130
Operating partnership units converted to shares	548	980
Real estate assets acquired through the issuance of operating partnership units	—	400
Increase to accounts payable included within real estate investments	(543)	(4,991)
Conversion to equity of notes receivable from noncontrolling interests – consolidated real estate entities	9,846	—
Construction debt reclassified to mortgages payable	10,549	41,649
Decrease in real estate assets in connection with transfer of real estate assets in settlement of debt	—	87,213
Decrease in debt in connection with transfer of real estate assets in settlement of debt	—	122,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $412 and $4,396, respectively	$26,504	$28,990

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for the nine months ended January 31, 2017 and 2016

NOTE 1 • ORGANIZATION

Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET”, “we” or “us”) is a self-advised real estate investment trust (REIT) focused on the acquisition, development, redevelopment and management of multifamily communities located primarily in select growth markets throughout the Midwest. We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the nine months ended January 31, 2017 and 2016.

Our properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of January 31, 2017, we held for investment 86 multifamily properties with 12,813 apartment units and 2.7 million net rentable square feet in 30 healthcare and 14 other properties. We held for sale 14 multifamily properties, 22 healthcare properties, 1 retail property and 1 parcel of land as of January 31, 2017. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities.

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

Our interest in the Operating Partnership was 88.4% of the limited partnership units of the Operating Partnership (“Units”) as of January 31, 2017 and 88.1% as of April 30, 2016. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their Units for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares of beneficial interest (“Common Shares”), on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for less than all of the Units held by such limited partner. The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. Under the ASU, we believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized.

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

During the nine months ended January 31, 2017, we recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, North Dakota, due to deterioration of this energy-impacted market, which resulted in poor leasing activity and declining rental rates during the three months ended July 31, 2016, which should generally be a strong leasing period. These properties were written-down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties impaired for $40.9 million, $4.7 million, and $2.8 million are owned by joint venture entities in which, at the time of impairment, we had an approximately 71.5%, 60% and 70% interest, respectively, but which are consolidated in our financial statements.

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

HELD FOR SALE

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. Twenty-two healthcare properties, fourteen multifamily properties, one commercial property, and one parcel of land were classified as held for sale at January 31, 2017. Thirty-five healthcare properties, one multifamily property, one industrial property and three parcels of unimproved land were classified as held for sale at April 30, 2016.

COMPENSATING BALANCES AND OTHER INVESTMENTS; HOLDBACKS

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2017, our compensating balances totaled $2.1 million and consisted of the following:

Financial Institution
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	250,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$2,060,000

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $1.7 million in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2017 is due primarily to the release of loan proceeds to us upon completion of construction and tenant improvement projects, while the increase of approximately $646,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). There were no new intangible assets or new intangible liabilities added in the nine months ended January 31, 2017. In the nine months ended January 31, 2016, we added $1.3 million in new intangible assets and approximately $101,000 of new intangible liabilities. The weighted average lives of the intangible assets acquired in the nine months ended January 31, 2017 and 2016 are 0 and .8 years, respectively. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Condensed Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Condensed Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

Our identified intangible assets and intangible liabilities at January 31, 2017 and April 30, 2016 were as follows:

	(in thousands)
	January 31, 2017	April 30, 2016
Identified intangible assets (included in intangible assets):
Gross carrying amount	$6,103	$8,088
Accumulated amortization	(5,372)	(6,230)
Net carrying amount	$731	$1,858

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$157	$159
Accumulated amortization	(71)	(55)
Net carrying amount	$86	$104

The amortization of acquired below-market leases and acquired above-market leases increased rental income by approximately $1,000 for the three months ended January 31, 2017 and reduced rental income by approximately $3,000 for the three months ended January 31, 2016, and approximately $8,000 and $14,000 for the nine months ended January 31, 2017 and 2016, respectively. The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2018	$(11)
2019	(20)
2020	(16)
2021	(13)
2022	(6)

Amortization of all other identified intangible assets (a component of depreciation and amortization expense) was approximately $106,000 and $533,000 for the three months ended January 31, 2017 and 2016, respectively, and $1.1 million for the nine months ended January 31, 2017 and 2016, respectively. The estimated annual amortization of all other identified intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended April 30,	(in thousands)
2018	$269
2019	170
2020	104
2021	78
2022	25

The excess of the cost of an acquired property over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of January 31, 2017 and April 30, 2016 was $1.6 million and $1.7 million, respectively. The annual review at April 30, 2016 indicated no impairment to goodwill and there was no indication of impairment at January 31, 2017.  During the nine months ended January 31, 2017, we disposed of two commercial properties to which goodwill had been assigned, and as a result, approximately $26,000 of goodwill was derecognized. Approximately $26,000 and $17,000 of goodwill is included in assets held for sale at January 31, 2017 and April 30, 2016, respectively. During the nine months ended January 31, 2016, we disposed of eight commercial properties to which goodwill had been assigned, and as a result, approximately $196,000 of goodwill was derecognized.

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

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we combined utilities, maintenance, insurance, property management expenses and other property expenses onto a single line called property operating expenses, excluding real estate taxes. We also combined depreciation/amortization related to real estate investments and amortization related to non-real estate investments onto a single line called depreciation and amortization. Additionally on the Condensed Consolidated Statements of Operations, we reclassed acquisition and project costs from other expenses to acquisition and investment related costs. On the Condensed Consolidated Statements of Cash Flows, we moved additions to notes receivable from the cash flow from investing activities section to the cash flows from financing activities section, where it was originally reported in the second quarter of 2017.

We report, in discontinued operations, the results of operations and the related gains or losses of properties that have either been disposed of or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. See Note 7 for additional information. During the fourth quarter of fiscal year 2016, we classified as discontinued operations 34 senior housing properties, of which 8 were sold during the second quarter of fiscal year 2017, 5 were sold in the third quarter of fiscal year 2017, and 21 remained held for sale at January 31, 2017.

PROCEEDS FROM FINANCING LIABILITY

During fiscal year 2014, we sold a non-core assisted living property in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing liability due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets.  The balance of the liability as of January 31, 2017 was $7.9 million.

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

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Upon the exercise of Exchange Rights, and in our sole discretion, we may issue shares in exchange for Units on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2017 and 2016:

	(in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
NUMERATOR
Income (loss) from continuing operations – Investors Real Estate Trust	$2,229	$5,495	$(20,259)	$10,836
Income from discontinued operations – Investors Real Estate Trust	20,881	34,302	33,326	50,167
Net income (loss) attributable to Investors Real Estate Trust	23,110	39,797	13,067	61,003
Dividends to preferred shareholders	(2,503)	(2,879)	(8,260)	(8,636)
Redemption of preferred shares	(1,435)	—	(1,435)	—
Numerator for basic earnings per share – net income available to common shareholders	19,172	36,918	3,372	52,367
Noncontrolling interests – Operating Partnership	2,525	4,227	403	5,940
Numerator for diluted earnings per share	$21,697	$41,145	$3,775	$58,307
DENOMINATOR
Denominator for basic earnings per share weighted average shares	121,255	121,864	121,175	123,793
Effect of convertible operating partnership units	16,120	13,877	16,229	13,913
Denominator for diluted earnings per share	137,375	135,741	137,404	137,706
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.01)	$0.02	$(0.24)	$0.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.17	0.28	0.27	0.40
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$0.16	$0.30	$0.03	$0.42

NOTE 4 • EQUITY

Equity Awards. No shares were issued under an incentive award plan during the third quarter of fiscal years 2017 and 2016. During the second quarter of fiscal year 2017, we issued approximately 121,000 Common Shares, with a total grant-date value of approximately $502,000, under our 2015 Incentive Award Plan, for executive officer share based compensation for future performance. During the first quarter of fiscal year 2017, we issued approximately 378,000 Common Shares, with a total grant-date value of approximately $1.4 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan, for trustee share based compensation for fiscal year 2016 performance. During the first quarter of fiscal year 2016, we issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan, for executive officer and trustee share based compensation for fiscal year 2015 performance. No shares were issued under an incentive award plan during the second quarter of fiscal year 2016.

DRIP. We have implemented a Distribution Reinvestment and Share Purchase Plan (“DRIP”), which provides our common shareholders and the unitholders of the Operating Partnership an opportunity to invest their cash distributions in Common Shares and to purchase additional Common Shares through voluntary cash contributions. A DRIP participant cannot purchase additional Common Shares in excess of $10,000 per month, unless waived by us. We did not issue any waivers during the nine months ended January 31, 2017 and 2016.

As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the three months ended January 31, 2017 and 2016, no shares were issued under the DRIP.  During the nine months ended January 31, 2017, no shares were issued under the DRIP.  During the nine months ended January 31, 2016, approximately 821,000 Common Shares with a total value included in equity of $5.6 million, and an average price per share after applicable discounts of $6.85 were issued under the DRIP.

Exchange Rights. Pursuant to the exercise of Exchange Rights, during the three months ended January 31, 2017 and 2016, respectively, approximately 194,000 and 27,000 Common Shares were issued in exchange for Units, with a total value of approximately $414,000 and $125,000 included in equity.  During the nine months ended January 31, 2017 and 2016, approximately 252,000 and 180,000 Common Shares were issued in exchange for Units, with a total value of approximately $548,000 and $981,000 included in equity.

Redemption of Preferred A. On September 1, 2016, our Board of Trustees authorized the redemption of some or all of the 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) from time to time, but no later than by December 31, 2016. On November 1, 2016, we delivered notice to holders of the Preferred A Shares that we intended to redeem all 1,150,000 Preferred A Shares at a redemption price equal to $25.00 per share plus any accrued but unpaid distributions per share up to and including the redemption date of December 2, 2016. On December 2, 2016, we completed the redemption of the Preferred A Shares for an aggregate redemption price of $29.2 million, and such shares are no longer deemed outstanding as of such date and were delisted from trading on the New York Stock Exchange.

Share Repurchase Program. On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our Common Shares and/or Series B preferred shares over a one year period.

Under this program, we may repurchase the shares in open-market purchases including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with the requirements of the Securities and Exchange Commission. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time.

NOTE 5 • SEGMENT REPORTING

We report our results in two reportable segments, which are aggregations of similar properties: multifamily and healthcare, excluding our senior housing properties, which are classified as held for sale and discontinued operations at January 31, 2017.

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

The revenues and NOI for these reportable segments are summarized as follows for the three and nine month periods ended January 31, 2017 and 2016, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2017	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$36,269	$12,099	$2,806	$—	$51,174
Real estate expenses	16,336	4,216	838	1,403	22,793
Net operating income (loss)	$19,933	$7,883	$1,968	$(1,403)	$28,381
Depreciation and amortization					(13,475)
General and administrative expenses					(3,130)
Acquisition and investment related costs					(5)
Other expenses					(1,037)
Interest expense					(10,680)
Loss on debt extinguishment					(1,907)
Interest and other income					974
Loss before gain on sale of real estate and other investments and income from discontinued operations					(879)
Gain on sale of real estate and other investments					2,437
Income from continuing operations					1,558
Income from discontinued operations					23,631
Net income					$25,189

	(in thousands)
Nine Months Ended January 31, 2017	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$107,559	$35,301	$8,534	—	$151,394
Real estate expenses	46,781	12,560	2,294	4,365	66,000
Net operating income (loss)	$60,778	$22,741	$6,240	(4,365)	85,394
Depreciation and amortization					(41,273)
Impairment of real estate investments					(54,153)
General and administrative expenses					(8,438)
Acquisition and investment related costs					(52)
Other expenses					(2,705)
Interest expense					(31,670)
Interest and other income					2,656
Loss before gain on sale of real estate and other investments and income from discontinued operations					(52,148)
Gain on sale of real estate and other investments					11,292
Loss from continuing operations					(40,856)
Income from discontinued operations					37,741
Net loss					$(3,115)
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Three Months Ended January 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$33,425	$11,859	$3,122	$—	$48,406
Real estate expenses	14,564	3,971	634	1,152	20,321
Net operating income (loss)	$18,861	$7,888	$2,488	$(1,152)	28,085
Depreciation and amortization					(12,693)
Impairment of real estate investments					(162)
General and administrative expenses					(2,929)
Acquisition and investment related costs					(35)
Other expenses					(51)
Interest expense					(9,151)
Loss on debt extinguishment					0
Interest and other income					701
Income before gain on sale of real estate and other investments					3,765
Gain on sale of real estate and other investments					1,446
Income from continuing operations					5,211
Income from discontinued operations					38,232
Net income					$43,443

	(in thousands)
Nine Months Ended January 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$97,034	$33,989	$8,774	$—	$139,797
Real estate expenses	42,194	11,287	1,863	3,232	58,576
Net operating income (loss)	$54,840	$22,702	$6,911	$(3,232)	81,221
Depreciation and amortization					(36,315)
Impairment of real estate investments					(3,320)
General and administrative expenses					(8,316)
Acquisition and investment related costs					(433)
Other expenses					(1,281)
Interest expense					(25,706)
Loss on debt extinguishment					(106)
Interest and other income					1,973
Income before gain on sale of real estate and other investments					7,717
Gain on sale of real estate and other investments					1,271
Income from continuing operations					8,988
Income from discontinued operations					55,859
Net income					$64,847
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of January 31, 2017, and April 30, 2016, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2017	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,245,033	$343,814	$96,976	$1,685,823
Less accumulated depreciation	(222,568)	(91,287)	(21,020)	(334,875)
Total property owned	$1,022,465	$252,527	$75,956	$1,350,948
Assets held for sale and assets from discontinued operations				140,226
Cash and cash equivalents				56,999
Receivables and other assets				30,309
Development in progress				11,531
Unimproved land				19,076
Total Assets				$1,609,089

	(in thousands)
As of April 30, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,243,909	$337,920	$99,642	$1,681,471
Less accumulated depreciation	(209,156)	(83,558)	(20,175)	(312,889)
Total property owned	$1,034,753	$254,362	$79,467	$1,368,582
Assets held for sale and assets from discontinued operations				220,537
Cash and cash equivalents				66,698
Other investments				50
Receivables and other assets				26,535
Development in progress				51,681
Unimproved land				20,939
Total Assets				$1,755,022

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

Purchase Options.  We have granted options to purchase certain of our properties to tenants under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of our initial cost for the property. As of January 31, 2017, the total investment cost, plus improvements, for the six properties subject to purchase options was $69.7 million, and the total gross rental revenue from these properties was $5.5 million for the nine months ended January 31, 2017.

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

Restrictions on Taxable Dispositions.  Approximately 47 of our properties, consisting of approximately 762,000 square feet of our combined commercial properties and 4,457 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $423.3 million at January 31, 2017. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods because we generally hold properties for investment purposes, rather than for sale. Historically, where we have deemed it to be in the Company’s and the shareholders’ best interests to dispose of restricted properties, we have done so through tax-deferred transactions under Section 1031 of the Internal Revenue Code.

Exchange Value of Units.  Whenever limited partners of the Operating Partnership exercise their Exchange Rights, we have the right, but not the obligation, to acquire such Units in exchange for either cash or our Common Shares on a one-for-one basis. If Units are exchanged for cash, the amount of cash per Unit is equal to the average of the daily market price of a Common Share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of January 31, 2017 and 2016, the aggregate exchange value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $108.5 million and $89.4 million, respectively. All Units receive the same cash distributions as those paid on our Common Shares.

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

Tenant Improvements. In entering into leases with commercial tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term and the rental income that was expected to cover the cost of the tenant improvements is not received. As of January 31, 2017, we are committed to fund $5.6 million in tenant improvements within approximately the next 12 months.

Development Project.  As of January 31, 2017, we had a development project underway during the quarter, the costs for which have been capitalized, as follows:

			(in thousands)		(in fiscal years)
		Rentable			Anticipated
		Square Feet	Anticipated	Costs as of	Construction
Project Name and Location	Planned Segment	or Number of Units	Total Cost	January 31, 2017(1)	Completion
Monticello Crossings - Monticello, MN	Multifamily	202 units	$32,134	$29,345	4Q 2017
Other	n/a	n/a	n/a	3,161	n/a
				$32,506
(1)	Amount for Monticello Crossings includes costs related to portions of the development project that were placed into service during the quarters ended October 31, 2016 and January 31, 2017.

This development project is subject to various contingencies, and no assurances can be given that it will be completed within the time frames or on the terms currently expected.

Construction interest capitalized for the three month periods ended January 31, 2017 and 2016, respectively, was approximately $114,000 and $1.0 million for development projects completed and in progress. Construction interest capitalized for the nine month periods ended January 31, 2017 and 2016, respectively, was approximately $412,000 and $4.4 million for development projects completed and in progress.

Pending Disposition. We currently have signed sales agreements for the disposition of the following properties. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all:

•	3 senior housing properties, 1 multifamily property and 1 parcel of unimproved land in Minnesota for a total sale price of $50.4 million.

NOTE 7 • DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations and any gain or loss on sale of a property or group of properties that has either been disposed of or is classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. During fiscal year 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as held for sale and subsequently sold during fiscal year 2016. Additionally, we determined that our strategic decision to exit senior housing, which was a subset of our healthcare segment, met the criteria for discontinued operations and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Thirteen of those senior housing properties were sold during the second and third quarters of fiscal year 2017 and the remaining 21 senior housing properties continued to be classified as held for sale and discontinued operations at January 31, 2017.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and nine months ended January 31, 2017 and 2016:

	(in thousands)
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2017	2016	2017	2016
REVENUE
Real estate rentals	$5,323	$9,968	$15,325	$38,111
Tenant reimbursement	—	819	226	8,570
TRS senior housing revenue	813	1,003	2,602	3,006
TOTAL REVENUE	6,136	11,790	18,153	49,687
EXPENSES
Property operating expenses, excluding real estate taxes	—	1,555	—	10,323
Real estate taxes	—	876	—	5,665
Depreciation and amortization	—	2,331	16	11,918
Impairment of real estate investments	—	—	—	440
TRS senior housing expenses	840	912	2,393	2,493
TOTAL EXPENSES	840	5,674	2,409	30,839
Operating income	5,296	6,116	15,744	18,848
Interest expense(1)	(1,200)	(4,825)	(3,969)	(16,993)
Gain/loss on extinguishment of debt(1)	—	36,456	(72)	29,336
Other income	—	154	—	427
Income from discontinued operations before gain on sale	4,096	37,901	11,703	31,618
Gain on sale of discontinued operations	19,535	331	26,038	24,241
INCOME FROM DISCONTINUED OPERATIONS	$23,631	$38,232	$37,741	$55,859
(1)

Interest expense for the three and nine months ended January 31, 2016 includes $1.6 million and $4.7 million, respectively of default interest related to a $122.6 million non-recourse loan by one of our subsidiaries. In the third quarter of fiscal year 2016, ownership of the nine properties serving as collateral on the loan was transferred to the mortgage lender and the debt obligation and accrued interest was removed from our balance sheet.

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	January 31, 2017	April 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$111,335	$189,900
Receivable arising from straight-lining of rents	5,278	9,805
Accounts receivable	476	1,707
Prepaid and other assets	68	43
Tax, insurance and other escrow	711	670
Property and equipment	475	479
Goodwill	18	18
Total major classes of assets of the discontinued operations	118,361	202,622
Other assets included in the disposal group classified as held for sale	21,865	17,915
Total assets of the disposal group classified as held for sale on the balance sheet	$140,226	$220,537

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$356	$810
Mortgages payable	39,839	67,940
Other	7,900	7,900
Total major classes of liabilities of the discontinued operations	48,095	76,650
Other liabilities included in the disposal group classified as held for sale	6,196	838
Total liabilities of the disposal group classified as held for sale on the balance sheet	$54,291	$77,488

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added no new real estate properties to our portfolio through property acquisitions during the three and nine months ended January 31, 2017, and the three months ended January 31, 2016. We expensed approximately $162,000 of transaction costs related to the acquisitions in the nine months ended January 31, 2016. Our acquisitions during the nine months ended January 31, 2016 are detailed below.

Nine Months Ended January 31, 2016

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

Acquisitions in the nine months ended January 31, 2017 and 2016 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Condensed Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our acquisitions in the nine months ended January 31, 2017 and 2016, respectively, (excluding development projects placed in service) are detailed below.

	(in thousands)
Nine Months Ended January 31,	2017	2016
Total revenue	$—	$1,969
Net loss	$—	$(62)

 DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $72.4 million and $136.8 million of development projects in service during the nine months ended January 31, 2017 and 2016, respectively, as detailed below.

Nine Months Ended January 31, 2017

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service(1)	in Service	Land	Building	Cost
Multifamily
241 unit - 71 France - Edina, MN(2)	2016-05-01	$4,721	$67,642	$72,363

Total Development Projects Placed in Service		$4,721	$67,642	$72,363
(1)

Development projects that are placed in service in phases are excluded from this table until the entire project has been placed in service. See Note 6 for additional information on the Monticello Crossings project, which was partially placed in service during the nine months ended January 31, 2017.

(2)

Costs paid in prior fiscal years totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.5 million, for a total project cost at January 31, 2017 of $72.4 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

Nine Months Ended January 31, 2016

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (1)	2015-06-01	$240	$14,401	$14,641
288 unit - Renaissance Heights - Williston, ND(2)	2015-07-27	3,080	59,371	62,451
		3,320	73,772	77,092

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(3)	2015-06-01	—	32,725	32,725
70,756 sq ft PrairieCare Medical - Brooklyn Park, MN(4)	2015-09-08	2,610	21,748	24,358
		2,610	54,473	57,083

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(5)	2015-10-01	889	1,734	2,623

Total Development Projects Placed in Service		$6,819	$129,979	$136,798
(1)	Costs paid in prior fiscal years totaled $12.3 million. Additional costs paid in fiscal year 2016 totaled $2.3 million, for a total project cost at January 31, 2016 of $14.6 million.
(2)

Costs paid in prior fiscal years totaled $57.7 million. Additional costs paid in fiscal year 2016 totaled $4.8 million, for a total project cost at January 31, 2016 of $62.5 million. The project is owned by a joint venture entity in which we currently have an approximately 86.6% interest. The joint venture is consolidated in our financial statements. An impairment charge of $36.7 million was recorded for this property in the first quarter of fiscal year 2017. See Note 2 for additional information.

(3)	Costs paid in prior fiscal years totaled $20.8 million. Additional costs paid in fiscal year 2016 totaled $11.9 million, for a total project cost at January 31, 2016 of $32.7 million.
(4)	Costs paid in prior fiscal years totaled $17.3 million. Additional costs paid in fiscal year 2016 totaled $7.1 million, for a total project cost at January 31, 2016 of $24.4 million.
(5)	Costs paid in prior fiscal years totaled $2.1 million. Additional costs paid in fiscal year 2016 totaled approximately $500,000, for a total project cost at January 31, 2016 of $2.6 million.

PROPERTY DISPOSITIONS

During the third quarter of fiscal year 2017, we sold one retail property and five healthcare properties for a total sales price of $73.9 million. During the third quarter of fiscal year 2016, we sold 3 retail properties for a total sales price of $3.5 million and transferred ownership of nine office properties pursuant to a deed in lieu transaction. The following table details our dispositions during the nine months ended January 31, 2017 and 2016:

Nine Months Ended January 31, 2017

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Healthcare
189,244 sq ft Idaho Spring Creek Senior Housing Portfolio(1)	2016-10-31	$43,900	$37,397	$6,503
426,652 sq ft 5 Edgewood Vista Senior Housing Properties(2)	2017-01-18	69,928	50,393	19,535
		113,828	87,790	26,038

Other
195,075 sq ft Stone Container - Fargo, ND	2016-07-25	13,400	4,418	8,982
28,528 sq ft Grand Forks Carmike - Grand Forks, ND	2016-12-29	4,000	1,563	2,437
		17,400	5,981	11,419

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	2016-05-06	250	274	(24)

Total Property Dispositions		$131,478	$94,045	$37,433
(1)

The properties included in this portfolio disposition are: Spring Creek American Falls, Spring Creek Boise, Spring Creek Eagle, Spring Creek Fruitland, Spring Creek Fruitland Unimproved, Spring Creek Meridian, Spring Creek Overland, Spring Creek Soda Springs and Spring Creek Ustick.

(2)	The properties included in this portfolio disposition are: Edgewood Vista Bismarck, Edgewood Vista Brainerd, Edgewood Vista East Grand Forks, Edgewood Vista Fargo and Edgewood Vista Spearfish.

Nine Months Ended January 31, 2016

		(in thousands)
	Date			Book Value
Dispositions	Disposed	Sales Price		and Sales Cost		Gain/(Loss)

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	$7,000		$7,175		$(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000		231,537		18,463
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000		41,574		(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960		71,913		7,047
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900		2,928		(28)
8,526 sq ft Burnsville I Strip Center – Burnsville, MN	2015-12-23	1,300		913		387
4,800 sq ft Pine City C-Store – Pine City, MN	2016-01-08	300		355		(55)
11,003 sq ft Minot Plaza – Minot, ND	2016-01-19	1,854		393		1,461
937,518 sq ft 9-Building Office Portfolio(4)(5)	2016-01-29	122,610	(5)	86,154	(5)	36,456	(5)

Total Property Dispositions		$504,924		$442,942		$61,982
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
(3)	The properties included in this portfolio disposition are: Mendota Office Center I, Mendota Office Center II, Mendota Office Center III,

Mendota Office Center IV and American Corporate Center.

(4)	The properties included in this portfolio disposition are: Champlin South Pond, Chan West Village, Duluth 4615 Grand, Duluth Denfeld

Retail, Forest Lake Auto, Forest Lake Westlake Center, Grand Forks Medpark Mall, Jamestown Buffalo Mall, Jamestown Business Center,

Lakeville Strip Center, Monticello C Store & vacant land, Omaha Barnes & Noble, Pine City Evergreen Square, Rochester Maplewood

Square and St. Cloud Westgate.

(5)

On January 29, 2016, we transferred ownership of nine properties to the mortgage lender on a $122.6 million non-recourse loan and the debt obligation and accrued interest from our balance sheet. The properties had an estimated fair value of $89.3 million on the transfer date. Upon completion of this transfer, we recognized a gain on extinguishment of debt of $36.5 million, representing the difference between the loan and accrued interest payable extinguished over the carrying value of the properties, cash, accounts payable and accounts receivable transferred as of the transfer date and related closing costs.

NOTE 9 • MORTGAGES PAYABLE AND LINE OF CREDIT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.02% to 7.94%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of January 31, 2017, our management believes there are no material defaults or material compliance issues in regard to any mortgages payable.

Of the mortgages payable, including mortgages on properties held for sale, the balances of fixed rate mortgages totaled $658.2 million at January 31, 2017 and $689.3 million at April 30, 2016. The balances of variable rate mortgages totaled $81.3 million and $196.8 million as of January 31, 2017 and April 30, 2016, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of January 31, 2017, the weighted average rate of interest on our mortgage debt was 4.74%, compared to 4.54% on April 30, 2016. The aggregate amount of required future principal payments on mortgages payable as of January 31, 2017, is as follows:

	(in thousands)
	Mortgages	Mortgages
	on Properties	on Properties
	Held for	Held for
Year Ended April 30,	Investment	Sale
2017 (remainder)	$11,847	$30,477
2018	47,510	819
2019	79,107	2,326
2020	95,092	668
2021	137,880	711
Thereafter	322,513	10,588
Total payments	$693,949	$45,589

In addition to the individual mortgage loans comprising our $739.5 million of mortgage indebtedness, we also had a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had, during the third quarter of fiscal year 2017, lending commitments of $100.0 million (“FIB Line of Credit”) and our Operating Partnership had a revolving, multi-bank line of credit with the Bank of Montreal as administrative agent, which had, as of January 31, 2017, lending commitments of $250.0 million (“BMO Line of Credit”). These lines of credit are not included in our mortgage indebtedness total.

On January 31, 2017, we repaid the FIB Line of Credit in full in the amount of $17.5 million, along with any other fees, and terminated the FIB Line of Credit. During the third quarter of fiscal year 2017, the FIB Line of Credit was secured by mortgages on 17 properties, had an interest rate of 5.00% and a minimum outstanding principal balance requirement of $17.5 million. Under the terms of the FIB Line of Credit, properties could be added and removed from the collateral pool with the agreement of the lenders. Participants in the FIB Line of Credit included, in addition to First International Bank, the following financial institutions: The Bank of North Dakota, First Western Bank and Trust, Dacotah Bank, Highland Bank, American State Bank & Trust Company, Town & Country Credit Union, WoodTrust Bank, United Community Bank and United Bankers’ Bank. The FIB Line of Credit included covenants and restrictions requiring us to achieve on a fiscal and calendar quarter basis a debt service coverage ratio on borrowing base collateral of 1.25x in the aggregate and 1.00x on individual assets in the collateral pool. We were also required to maintain minimum depository account(s) totaling $6.0 million with First International Bank, of which $1.5 million was to be held in a non-interest bearing account. On January 31, 2017, we repaid the FIB Line of Credit in full in the amount of $17.5 million, along with any other fees, and terminated the FIB Line of Credit.

On January 31, 2017, our Operating Partnership entered into a credit agreement for the unsecured, variable interest rate BMO Line of Credit. The BMO Line of Credit contains a $250 million accordion option, which exercise is subject to the satisfaction of certain conditions. However, the maximum borrowing capacity of the BMO Line of Credit will be based on the value of an unencumbered asset pool (“UAP”). The UAP may not consist of less than 15 properties that meet certain eligibility criteria, and eligible properties may be added and removed from the UAP subject to the satisfaction of certain conditions. The BMO Line of Credit is guaranteed, jointly and severally, by us, the general partner of our Operating Partnership and each subsidiary that owns a UAP property. It will accrue interest at a rate based either on a margin percentage over the Lender’s Base Rate, ranging from 0.6% to 1.25%, or on a margin percentage over LIBOR, ranging from 1.6% to 2.25%, based on our total leverage ratio. The BMO Line of Credit has a termination date of January 31, 2021, which may be extended for an additional one year period subject to the satisfaction of certain conditions.  The line also requires the payment of customary fees and contains covenants, representations, warranties and events of default customary for credit facilities of this type, including a covenant on a fiscal quarterly-end basis that the consolidated leverage ratio will not be greater than 0.60 to 1.00. Participants, as of January 31, 2017, included the following financial institutions: BMO Harris Bank N.A., KeyBank, National Association, PNC Bank, National Association, Royal Bank of Canada, U.S. Bank National Association, Associated Bank, National Association, Bank of North Dakota and Raymond James Bank, N.A.; with KeyBank, National Association and PNC Bank, National Association as syndication agents and BMO Capital Markets Corp., Keybanc Capital Markets Inc. and PNC Capital Markets, LLC as joint lead arrangers and joint book runners. As of January 31, 2017, the line had a credit limit based on the UAP of $174.0 million, of which $157.0 million was drawn on the line, consisting of $40.0 million at an interest rate of 4.50% and $117.0 million at an interest rate of 2.53%. The funds were used primarily to repay the FIB Line of Credit and any outstanding fees, and to repay existing debt encumbering the 26 properties that were included in the UAP as of the same date. As of January 31, 2017, we believe we and our Operating Partnership were in compliance with the covenants contained in the BMO Line of Credit.

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

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at January 31, 2017 and April 30, 2016.

Fair Value Measurements on a Nonrecurring Basis

There were no non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 31, 2017. Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2016 consisted of real estate held for sale that was written-down to estimated fair value during fiscal year 2016. See Note 2 for additional information on impairment losses recognized during fiscal years 2017 and 2016. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

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

The estimated fair values of our financial instruments as of January 31, 2017 and April 30, 2016, are as follows:

	(in thousands)
	January 31, 2017		April 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$56,999	$56,999	$66,698	$66,698
FINANCIAL LIABILITIES
Other debt	39,438	39,438	82,026	82,026
Lines of credit	157,000	157,000	17,500	17,500
Mortgages payable	693,949	695,495	817,324	866,649
Mortgages payable related to assets held for sale	53,489	53,321	68,824	78,690

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to Common Shares on the Condensed Consolidated Balance Sheets. We currently have one joint venture, IRET-Minot Apartments, LLC, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement. IRET-

Minot Apartments, LLC owns the Commons and Landing at Southgate property in Minot, ND. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2016	$7,522
Contributions	500
Conversion of notes payable to IRET equity	(420)
Net income	(302)
Balance at January 31, 2017	$7,300

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 4,250,000 shares, over the ten year period in which the plan will be in effect. Through January 31, 2017, awards under the 2015 Incentive Plan consisted of cash and restricted and unrestricted Common Shares.

Prior to the approval of our 2015 Incentive Plan, share based awards were provided to officers, non-officer employees and trustees under the our 2008 Incentive Award Plan, which was approved by shareholders on September 16, 2008, which allowed for awards in the form of cash and unrestricted and restricted Common Shares, up to an aggregate of 2,000,000 shares, over the period in which the plan will be in effect. Through January 31, 2017, awards under the 2008 Incentive Award Plan consisted of cash and restricted and unrestricted Common Shares.

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

Awards granted on August 8, 2016 consist of time-based restricted share awards and performance restricted share awards for 43,549 and 77,243 shares, respectively, that are classified as equity awards. Of the time-based awards, 12,874 vest as to one-third of the shares on each August 8, 2017, May 1, 2018 and May 1, 2019.  The remaining 30,675 time-based awards vest as to one-third of the shares on each August 8, 2017, August 8, 2018 and August 8, 2019.

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

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $562,000 and $787,000 for the three months ended January 31, 2017 and 2016, respectively, and approximately $1.4 million and $1.4 million for the nine months ended January 31, 2017 and 2016, respectively.

NOTE 13 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On March 7, 2017, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.0700	March 20, 2017	April 3, 2017
Preferred shares:
Series B	$0.4968	March 20, 2017	March 31, 2017

Completed Dispositions.  On February 1, 2017, we sold five senior housing properties for a sale price of $49.6 million. On February 15, 2017, we sold nine senior housing properties for a sale price of $30.7 million. On March 1, 2017, we sold four senior housing properties for a sale price of $35.3 million. On March 6, 2017, we sold a healthcare property in for a sale price of $20.7 million.

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

Forward Looking Statements: This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which may be identified by the use of words such as “expects,” “plans,” “estimates,” “anticipates,” “projects,” “intends,” “believes,” “outlook” and similar expressions that do not relate to historical matters, specifically including our future plans, anticipated operating results, anticipated market conditions, and anticipated timing of properties becoming same-store properties, among others, are based on our expectations, forecasts and assumptions at the time. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in such forward-looking statements.

Such risks, uncertainties and other factors that might cause such differences include, but are not limited to: intentions and expectations regarding future distributions on common shares and units; changes in operating costs; fluctuations in interest rates; adverse capital and credit market conditions that might affect our access to various sources of capital and cost of capital; ability to manage our current debt levels and repay or refinance its indebtedness upon maturity or other payment dates; ability to maintain financial covenant compliance under our debt agreements; adequate insurance coverage; the effect of government regulation; delays or inability to obtain necessary governmental permits and authorizations; changes in general and local economic and real estate market conditions; changes in demand for our properties that may result in lower than expected occupancy and/or rental rates; ability to acquire quality properties in targeted markets; ability to successfully dispose of certain assets; competition for tenants from similar competing properties; ability to attract and retain skilled personnel; cyber-intrusion; abandonment of development or redevelopment opportunities for which we have already incurred costs; delays in completing development, redevelopment and/or lease up of properties and increased costs; ability to maintain effective internal controls over financial reporting and disclosure controls and procedures; and those risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the fiscal year ended April 30, 2016 and subsequent quarterly reports on Form 10-Q. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Overview

We are a self-advised equity REIT focused on the acquisition, development, redevelopment and management of multifamily communities located primarily in select growth markets throughout the Midwest. As of January 31, 2017, we owned interest in 130 properties that were held for investment, consisting of: (1) 86 multifamily properties, containing 12,813 apartment units, and (2) 44 commercial properties, including 30 healthcare properties, containing a total of approximately 2.7 million net rentable square feet, and having a total real estate investment amount net of accumulated depreciation of $328.5 million. We held for sale 14 multifamily properties, 22 healthcare properties, 1 retail property and 1 parcel of land as of January 31, 2017. We conduct a majority of our business activities through our Operating Partnership, as well as through a number of other consolidated subsidiary entities.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2016, filed with the SEC on June 29, 2016, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to those policies during the three months ended January 31, 2017.

Third Quarter Activities

Summarized below are transactions that occurred during the third quarter of our fiscal year 2017:

•	As part of our strategic plan to sell our senior housing portfolios, we disposed of five senior housing properties for a sale price totaling $69.9 million.
•	We disposed of a retail property in Grand Forks, ND, for a sale price of $4.0 million.
•

Our Operating Partnership entered into a Credit Agreement providing for an unsecured, variable interest rate, syndicated revolving line of credit with an initial aggregate credit commitment of $250.0 million.

•	We redeemed all 1,150,000 8.25% Series A Cumulative Redeemable Preferred Shares for an aggregate redemption price of $29.164 million.

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

For the comparison of the three and nine months ended January 31, 2017 and 2016, all or a portion of 50 properties were non-same-store, of which 12 were redevelopment or in-service development properties.

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

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong. Investors have abundant equity and access to debt to facilitate acquisitions and developments, though anecdotally we sense that development capital, particularly debt capital, is moderating due, in part, to heightened supply concerns among lenders. Prices and sales volumes are strong. Fundamentals are favorable across property types. The exception for us is in various North Dakota markets where energy and commodity market weakness coupled with increased supply caused us to experience elevated vacancies and offer lower rents to attract residents.

We experienced generally stable trends across most of our apartment investments during the quarter ended January 31, 2017, except in certain commodity and supply impacted markets. Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We continue to observe considerable multifamily development activity in our markets, and as this new construction is completed, we will experience increased competition for residents. However, developers of new apartment projects are trying to push up market rents to support the increasing costs of new developments. Many existing apartment owners of modestly older properties are making significant upgrades to their units and raising rents. The calendar 2016 economic outlook of the Ninth Federal Reserve District, which overlays most of our geographic footprint, is positive according to the Federal Reserve Bank of Minneapolis.  Increases in employment and personal income growth are projected. The biggest challenge facing employers is hiring qualified workers. The unemployment rate is generally below the national average in most of the district’s states.

Our healthcare segment consists of medical office properties. The same-store healthcare segment remains stable with occupancy at 92.7%. A significant portion of our medical office portfolio is on campus and located in the Minneapolis Metropolitan Statistical Area (“MSA”) which has a 8.8% on campus vacancy rate as of Q4 2016 according to Colliers International.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three and Nine Months Ended January 31, 2017 and 2016

The discussion that follows is based on our consolidated results of operations for the three and nine months ended January 31, 2017 and 2016.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31,		2017 vs. 2016		January 31,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Real estate rentals	$46,278	$44,015	$2,263	5.1%	$137,122	$126,633	$10,489	8.3%
Tenant reimbursement	4,896	4,391	505	11.5%	14,272	13,164	1,108	8.4%
TOTAL REVENUE	51,174	48,406	2,768	5.7%	151,394	139,797	11,597	8.3%
Property operating expenses, excluding real estate taxes	17,034	15,412	1,622	10.5%	48,905	43,952	4,953	11.3%
Real estate taxes	5,759	4,909	850	17.3%	17,095	14,624	2,471	16.9%
Depreciation and amortization	13,475	12,693	782	6.2%	41,273	36,315	4,958	13.7%
Impairment of real estate investments	—	162	(162)	(100.0)%	54,153	3,320	50,833	1,531.1%
General and administrative expenses	3,130	2,929	201	6.9%	8,438	8,316	122	1.5%
Acquisition and investment related costs	5	35	(30)	(85.7)%	52	433	(381)	(88.0)%
Other expenses	1,037	51	986	1,933.3%	2,705	1,281	1,424	111.2%
TOTAL EXPENSES	40,440	36,191	4,249	11.7%	172,621	108,241	64,380	59.5%
Operating income (loss)	10,734	12,215	(1,481)	(12.1)%	(21,227)	31,556	(52,783)	(167.3)%
Interest expense	(10,680)	(9,151)	(1,529)	16.7%	(31,670)	(25,706)	(5,964)	23.2%
Loss on extinguishment of debt	(1,907)	—	(1,907)	n/a	(1,907)	(106)	(1,801)	1,699.1%
Interest income	816	566	250	44.2%	1,988	1,687	301	17.8%
Other income	158	135	23	17.0%	668	286	382	133.6%
(Loss) income before gain on sale of real estate and other investments and income from discontinued operations	(879)	3,765	(4,644)	(123.3)%	(52,148)	7,717	(59,865)	(775.8)%
Gain on sale of real estate and other investments	2,437	1,446	991	68.5	11,292	1,271	10,021	788.4%
Income (loss) from continuing operations	1,558	5,211	(3,653)	(70.1)%	(40,856)	8,988	(49,844)	(554.6)%
Income from discontinued operations	23,631	38,232	(14,601)	(38.2)%	37,741	55,859	(18,118)	(32.4)%
NET INCOME (LOSS)	25,189	43,443	(18,254)	(42.0)%	(3,115)	64,847	(67,962)	(104.8)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(2,525)	(4,227)	1,702	(40.3)%	(403)	(5,940)	5,537	(93.2)%
Net loss attributable to noncontrolling interests – consolidated real estate entities	446	581	(135)	(23.2)%	16,585	2,096	14,489	691.3%
Net income attributable to Investors Real Estate Trust	23,110	39,797	(16,687)	(41.9)%	13,067	61,003	(47,936)	(78.6)%
Dividends to preferred shareholders	(2,503)	(2,879)	376	(13)%	(8,260)	(8,636)	376	(4)%
Redemption of Preferred Shares	(1,435)	—	(1,435)	n/a	(1,435)	—	(1,435)	n/a
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$19,172	$36,918	(17,746)	(48.1)%	$3,372	$52,367	$(48,995)	(93.6)%

Revenues.  Revenues for the three months ended January 31, 2017 were $51.2 million compared to $48.4 million in the three months ended January 31, 2016, an increase of $2.8 million or 5.7%. The increase in revenue for the three months ended January 31, 2017 resulted primarily from properties acquired and development projects placed in service in fiscal year 2016, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months Ended January 31, 2017
Increase in revenue primarily from development project placed in service in fiscal year 2017	$404
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	3,922
Decrease in revenue from same-store properties(1)	(147)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2017 and 2016	(1,411)
Net increase in total revenue	$2,768
(1)	See analysis of NOI by segment below for additional information.

Revenues for the nine months ended January 31, 2017 were $151.4 million compared to $139.8 million in the nine months ended January 31, 2016, an increase of $11.6 million or 8.3%. The increase in revenue for the nine months ended January 31, 2017 resulted primarily from properties acquired and development projects placed in service in fiscal year 2016, as shown in the table below.

(in thousands)
Increase in Total Revenue Nine Months Ended January 31, 2017
Increase in revenue primarily from development project placed in service in fiscal year 2017	$571
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	16,497
Decrease in revenue from same-store properties(1)	(1,632)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2017 and 2016	(3,839)
Net increase in total revenue	$11,597
(1)	See analysis of NOI by segment below for additional information.

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 10.5% to $17.0 million in the third quarter of fiscal year 2017 compared to $15.4 million in the same period of the prior fiscal year.  Same-store properties realized an increase of $937,000 while expenses at non-same-store properties increased by $684,000.  The increase at same-store properties was primarily attributable to increased snow removal costs.

Property operating expenses, excluding real estate taxes, increased by 11.3% to $48.9 million for the nine months ended January 31, 2017 compared to $44.0 million in the same period of the prior fiscal year.  Same-store properties realized an increase of $2.0 million while expenses at non-same-store properties increased by $2.9 million.  The increase at same-store properties was attributable to an increase in snow removal costs, an increase in general maintenance items, and an increase in the bad debt provision expense.

Real Estate Taxes.  Real estate taxes increased by 17.3% to $5.8 million in the third quarter of fiscal year 2017 compared to $4.9 million in the same period of the prior fiscal year.  An increase of $588,000 was attributable to non-same store properties while same-store properties realized an increase of $262,000.

Real estate taxes increased 16.9% to 17.1 million for the nine months ended January 31, 2017 compared to $14.6 million in the same period of the prior fiscal year.  An increase of $2.0 million was attributable to non-same store properties while same-store properties realized an increase of $475,000.

Depreciation and Amortization. Depreciation and amortization increased by 6.2% to $13.5 million in the third quarter of fiscal year 2017, compared to $12.7 million in the same period of the prior fiscal year. This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Depreciation and amortization related to real estate investments increased by 13.7% to $41.3 million in the nine months ended January 31, 2017, compared to $36.3 million in the same period of the prior fiscal year. This increase was primarily due to depreciation on new developments placed in service and acquisitions.

Impairment of Real Estate Investments.  We recognized $0 and approximately $162,000 of impairment in continuing operations during the three months ended January 31, 2017 and 2016, respectively. We recognized $54.2 million and $3.3 million of impairment in continuing operations during the nine months ended January 31, 2017 and 2016, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

General and Administrative Expenses.  General and administrative expenses increased by 6.9% to $3.1 million in the three months ended January 31, 2017, compared to $2.9 million in the same period of the prior fiscal year, primarily due to increased health insurance costs. The increase in general and administrative expense in the nine months ended January 31, 2017, compared to the same period of the prior fiscal year was immaterial.

Acquisition and Investment Related Costs.  The decrease in acquisition and investment related costs in the three months ended January 31, 2017, compared to the same period of the prior fiscal year was immaterial. Acquisition and investment related costs decreased to approximately $52,000 in the nine months ended January 31, 2017, compared to approximately $433,000 in the same period of the prior fiscal year, primarily due to decreased acquisition and abandoned pursuit costs.

Other Expenses.  Other expenses increased approximately $986,000 to $1.0 million in the three months ended January 31, 2017, compared to the same period of the prior fiscal year, primarily due to a post-sale reduction in property expenses in the prior year and an increase in legal expenses. Other expenses increased $1.4 million to $2.7 million in the nine months ended January 31, 2017, compared to the same period of the prior fiscal year, primarily due to a post-sale reduction in property expenses in the prior year and an increase in legal and third-party consulting costs.

Interest Expense.  Components of interest expense in the three and nine months ended January 31, 2017 and 2016 were as follows.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31,		2017 vs. 2016		January 31,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Mortgage debt	$9,408	$8,698	$710	8.2%	$28,207	$24,829	$3,378	13.6%
Line of credit	467	212	255	120.3%	961	1,367	(406)	(29.7)%
Other	805	240	565	235.4%	2,502	(491)	2,993	(609.6)%
Total interest expense	$10,680	$9,150	$1,530	16.7%	$31,670	$25,705	$5,965	23.2%

Mortgage interest increased by 8.2% to $9.4 million in the third quarter of fiscal year 2017, compared to $8.7 million in the same period of the prior fiscal year. Mortgages on non-same-store properties added approximately $419,000 and $2.5 million to our mortgage interest expense in the three and nine months ended January 31, 2017, respectively, while mortgage interest on same-store properties decreased approximately $666,000 and $1.9 million, respectively, compared to the three and nine months ended January 31, 2016, primarily due to loan payoffs and refinancings.

Interest expense on our line of credit increased to approximately $467,000 in the three months ended January 31, 2017, compared to approximately $212,000 in the same period of the prior fiscal year, primarily due to a higher average outstanding balance during the third quarter of fiscal year 2017. Interest expense on our line of credit decreased to approximately $961,000 in the nine months ended January 31, 2017, compared to approximately $1.4 million in the same period of the prior fiscal year, primarily due to a lower average outstanding balance during fiscal year 2017.

Other interest consists of interest on construction loans, security deposits and special assessments, as well as amortization of loan costs, offset by capitalized construction interest. Other interest increased by approximately $565,000 to approximately $805,000 in the third quarter of fiscal year 2017, compared to the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest. Other interest increased by $3.0 million in the nine months ended January 31, 2017, compared to the same period of the prior fiscal year, primarily due to a decrease in capitalized construction interest.

Loss on extinguishment of debt. Loss on extinguishment of debt consists of prepayment penalties and the write off of unamortized loan costs.  We recorded $1.9 million of loss on extinguishment of debt in continuing operations in the third quarter of fiscal year 2017, primarily due to prepayment penalties on mortgages that were paid off in conjunction with our new line of credit. No loss on extinguishment of debt was recorded in continuing operations in same period of the prior fiscal year.

Loss on extinguishment of debt was $1.9 million and approximately $106,000 in the nine months ended January 31, 2017 and 2016, respectively.  The increase was primarily due to prepayment penalties on mortgages that were paid off in conjunction with our new line of credit during the current fiscal year.

Interest and Other Income. We recorded interest income in the third quarter of fiscal years 2017 and 2016 of approximately $816,000 and $566,000, respectively, and during the nine months ended January 31, 2017 and 2016 of $2.0 million and $1.7 million, respectively. The change between periods was primarily due to an increase in notes receivable.

Other income decreased approximately $23,000 in the third quarter of fiscal year 2017 compared to the same period of the prior fiscal year, an immaterial change. Other income increased 133.6% to approximately $668,000 in the nine months ended January 31, 2017 compared to the same period of the prior fiscal year, primarily due to changes in real estate tax appeal refunds.

Gain on Sale of Real Estate and Other Investments. We recorded in continuing operations a net gain of $2.4 million in the third quarter of fiscal year 2017 compared to $1.4 million in the same period of the prior fiscal year.  We recorded in continuing operations a net gain of $11.3 million and $1.3 million in the nine months ended January 31, 2017 and 2016, respectively. Properties sold in the nine months ended January 31, 2017 and 2016 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income from Discontinued Operations.  We recorded income from discontinued operations of $23.6 million and $38.2 million, respectively, in the three months ended January 31, 2017 and 2016, and $37.7 million and $55.9 million in the nine months ended January 31, 2017 and 2016, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of January 31, 2017 compared to January 31, 2016 decreased in our multifamily and healthcare segments on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of January 31,		As of January 31,
Segments	2017	2016	2017	2016
Multifamily	92.7%	95.0%	91.5%	91.1%
Healthcare	92.7%	95.3%	89.3%	89.5%

Net Operating Income

Net Operating Income (“NOI”) is a non-US GAAP measure which we define as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense.  NOI does not represent cash generated by operating activities in accordance with US GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance.

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three and nine months ended January 31, 2017 and 2016.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and nine months ended January 31, 2017 and 2016.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
All Segments

Real estate revenue
Same-store	$40,148	$40,295	$(147)	(0.4)%	$120,038	$121,670	$(1,632)	(1.3)%
Non-same-store(1)	11,026	8,111	2,915	35.9%	31,356	18,127	13,229	73.0%
Total	$51,174	$48,406	$2,768	5.7%	$151,394	$139,797	$11,597	8.3%

Real estate expenses
Same-store	$18,162	$16,962	$1,200	7.1%	$53,193	$50,704	$2,489	4.9%
Non-same-store(1)	4,631	3,359	1,272	37.9%	12,807	7,872	4,935	62.7%
Total	$22,793	$20,321	$2,472	12.2%	$66,000	$58,576	$7,424	12.7%

Net operating income
Same-store	$21,986	$23,333	$(1,347)	(5.8)%	$66,845	$70,966	$(4,121)	(5.8)%
Non-same-store(1)	6,395	4,752	1,643	34.6%	18,549	10,255	8,294	80.9%
Total	$28,381	$28,085	$296	1.1%	$85,394	$81,221	$4,173	5.1%
Depreciation/amortization	(13,475)	(12,693)			(41,273)	(36,315)
Impairment of real estate investments	—	(162)			(54,153)	(3,320)
General and administrative expenses	(3,130)	(2,929)			(8,438)	(8,316)
Acquisition and investment related costs	(5)	(35)			(52)	(433)
Other expenses	(1,037)	(51)			(2,705)	(1,281)
Interest expense	(10,680)	(9,151)			(31,670)	(25,706)
Loss on debt extinguishment	(1,907)	—			(1,907)	(106)
Interest and other income	974	701			2,656	1,973
(Loss) income before gain on sale of real estate and other investments and income from discontinued operations	(879)	3,765			(52,148)	7,717
Gain on sale of real estate and other investments	2,437	1,446			11,292	1,271
Income (loss) from continuing operations	1,558	5,211			(40,856)	8,988
Income from discontinued operations(2)	23,631	38,232			37,741	55,859
Net income (loss)	$25,189	$43,443			$(3,115)	$64,847

(1)	Non-same-store properties consist of the following properties (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -

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

Total number of units, 2,301.

	Healthcare -	Edina 6525 Drew Ave, Edina, MN; Edina 6565 France SMC III, Edina, MN; Lakeside Medical Plaza, Omaha, NE and PrairieCare Medical, Brooklyn Park, MN. Total rentable square footage, 156,211.
	Other -	Minot Southgate Retail, Minot, ND and Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 228,406.

Held for Sale -	Multifamily -

11th Street 3 Plex, Minot, ND; 4th Street 4 Plex, Minot, ND; Apartments on Main, Minot, ND; Brooklyn Heights, Minot, ND; Colton Heights, Minot, ND; Fairmont, Minot, ND; First Avenue, Minot, ND; Pinecone Villas, Sartell, MN; Pines, Minot, ND; Southview, Minot, ND; Summit Park, Minot, ND; Temple, Minot, ND; Terrace Heights, Minot, ND; and Westridge, Minot, ND.

Total number of units, 351.

	Healthcare -	Sartell 2000 23rd St, Sartell, MN. Total rentable square footage, 59,760.
	Other -	17 South Main, Minot, ND and 1st Avenue Building, Minot, ND. Total rentable square footage, 6,881.

Total NOI for held for sale properties for the three months ended January 31, 2017 and 2016, respectively, $245 and $325.

Total NOI for held for sale properties for the nine months ended January 31, 2017 and 2016, respectively, $843 and $1,161.

Sold -	Multifamily -

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

Total NOI for sold properties for the three months ended January 31, 2017 and 2016, respectively, $50 and $1,083.

Total NOI for sold properties for the nine months ended January 31, 2017 and 2016, respectively, $490 and $3,038.

(2)	Discontinued operations include gain on disposals and income from operations for:

Held for Sale:  Casper 1930 E 12th St, Casper 3955 E 12th St, Cheyenne 4010 N College Dr, Cheyenne 4606 N College Dr, Edgewood Vista (“EV”) Belgrade, EV Billings, EV Columbus, EV Fremont, EV Grand Island, EV Hastings, EV Hermantown I and II, EV Kalispell, EV Minot, EV Missoula, EV Norfolk, EV Omaha, EV Sioux Falls, EV Virginia, Laramie 1072 N 22nd St and Legends at Heritage Place.

2017 Dispositions:  EV Bismarck, EV Brainerd, EV East Grand Forks, EV Fargo, EV Spearfish, Grand Forks Carmike, Spring Creek (“SC”) American Falls, SC Boise, SC Eagle, SC Fruitland, SC Meridian, SC Overland, SC Soda Springs and SC Ustick.

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

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 1.8% or $490,000 in the three months ended January 31, 2017 compared to the same period in the prior fiscal year.  The decrease was primarily attributable to an increase in vacancy of $622,000.  This decrease was offset by an increase in the resident utility billings system “RUBS” revenue of $334,000 while all other rental revenue items combined decreased by $202,000.

Real estate expenses at same-store properties in our multifamily segment increased by 5.7% or $683,000 in the three months ended January 31, 2017 compared to the same period in the prior fiscal year.  The increase was attributable to an increase in maintenance expenses of $728,000 and a decrease in all other rental expenses combined of $45,000.   The increase in maintenance expenses was due primarily to an increase in snow removal costs.

Real estate revenue from same-store properties in our multifamily segment decreased by 2.1% or $1.8 million in the nine months ended January 31, 2017 compared to the same period in the prior fiscal year.  The decrease was primarily attributable to a decrease in scheduled rent of $599,000 and an increase in vacancy and concessions of $1.7 million.  These decreases were offset by an increase in the resident utility billings system “RUBS” revenue of $847,000 while all other rental revenue combined decreased by $352,000.   The overall decrease of 2.1% was attributable to the operating results in our Minot and Williston, North Dakota markets.  The balance of our portfolio in our ten other markets realized an increase in revenue of $476,000 or 0.6%.

Real estate expenses at same-store properties in our multifamily segment increased by 1.4% or $494,000 in the nine months ended January 31, 2017 compared to the same period in the prior fiscal year.  This increase was attributable to an increase in maintenance expenses of $922,000.  This increase was offset by a decrease in insurance premiums of $467,000 while all other rental expenses combined increased by $39,000.   The increase in maintenance expenses was due primarily to an increase in snow removal costs.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$27,228	$27,718	$(490)	(1.8)%	$82,226	$83,986	$(1,760)	(2.1)%
Non-same-store	9,041	5,707	3,334	58.4%	25,333	13,048	12,285	94.2%
Total	$36,269	$33,425	$2,844	8.5%	$107,559	$97,034	$10,525	10.8%

Real estate expenses(1)
Same-store	$12,592	$11,909	$683	5.7%	$36,404	$35,910	$494	1.4%
Non-same-store	3,744	2,655	1,089	41.0%	10,377	6,284	4,093	65.1%
Total	$16,336	$14,564	$1,772	12.2%	$46,781	$42,194	$4,587	10.9%

Net operating income
Same-store	$14,636	$15,809	$(1,173)	(7.4)%	$45,822	$48,076	$(2,254)	(4.7)%
Non-same-store	5,297	3,052	2,245	73.6%	14,956	6,764	8,192	121.1%
Total	$19,933	$18,861	$1,072	5.7%	$60,778	$54,840	$5,938	10.8%

Occupancy	2017	2016
Same-store	92.7%	95.0%
Non-same-store	86.9%	73.1%
Total	91.5%	91.1%

Number of Units	2017	2016
Same-store	10,512	10,511
Non-same-store	2,652	2,281
Total	13,164	12,792
(1)

Excludes offsite costs associated with property management and casualty-related amounts. Property management costs increased by approximately $303,000 and $523,000 respectively, for the three and nine months ended January 31, 2017 as compared to the same period of the prior year. Casualty-related costs decreased by approximately $71,000 and increased by approximately $21,000, respectively, for the three and nine months ended January 31, 2017 as compared to the same period of the prior year.

Healthcare

Real estate revenue from same-store properties in our healthcare segment increased by 5.7% or $568,000 in the three months ended January 31, 2017 compared to the same period in the prior fiscal year.  This increase was primarily due to an increase in the straight-line rent receivable of $670,000 which was offset by an increase in vacancy of $168,000.  All other revenue items combined increased by $66,000.

Real estate expenses from same-store properties in our healthcare segment increased by 6.2% or $219,000 in the three months ended January 31, 2017 compared to the same period in the prior fiscal year.  The increase was primarily due to an increase in real estate taxes of $159,000 while all other rental expense items combined increased by $60,000.

Real estate revenue from same-store properties in our healthcare segment increased by 1.4% or $441,000 in the nine months ended January 31, 2017 compared to the same period in the prior fiscal year.  This increase was primarily due to an increase in the straight-line rent receivable of $824,000 which was offset by an increase in vacancy of $539,000.  All other revenue items combined increased by $156,000.

Real estate expenses from same-store properties in our healthcare segment increased by 10.3% or $1.0 million in the nine months ended January 31, 2017 compared to the same period in the prior fiscal year.  The increase was due to an increase in maintenance expenses of 370,000, an increase in real estate taxes of $362,000, and an increase in other property expenses of 266,000.   The increase in maintenance expense was due to more general maintenance items being completed while the increase in other property expenses was due an increase in the bad debt provision expense.  All other rental expenses combined increased by $51,000.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$10,552	$9,984	$568	5.7%	$30,874	$30,433	$441	1.4%
Non-same-store	1,547	1,875	(328)	(17.5)%	4,427	3,556	871	24.5%
Total	$12,099	$11,859	$240	2.0%	$35,301	$33,989	$1,312	3.9%

Real estate expenses(1)
Same-store	$3,756	$3,537	$219	6.2%	$11,257	$10,208	$1,049	10.3%
Non-same-store	460	434	26	6.0%	1,303	1,079	224	20.8%
Total	$4,216	$3,971	$245	6.2%	$12,560	$11,287	$1,273	11.3%

Net operating income
Same-store	$6,796	$6,447	$349	5.4%	$19,617	$20,225	$(608)	(3.0)%
Non-same-store	1,087	1,441	(354)	(24.6)%	3,124	2,477	647	26.1%
Total	$7,883	$7,888	$(5)	(0.1)%	$22,741	$22,702	$39	0.2%

Occupancy	2017	2016
Same-store	92.7%	95.3%
Non-same-store	69.1%	63.1%
Total	89.3%	89.5%

Rentable Square Footage	2017	2016
Same-store	1,285,749	1,285,749
Non-same-store	215,971	281,148
Total	1,501,720	1,566,897
(1)

Excludes offsite costs associated with property management, which increased by approximately $34,000 and decreased by approximately $120,000, respectively, for the three and nine months ended January 31, 2017 as compared to the same period of the prior year.

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on January 31, 2017, for all commercial properties owned by us, including healthcare, other commercial properties and those held for sale, measured by percentage of total commercial minimum rents as of January 1, 2017.  Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 10% of our total real estate rentals, although affiliated entities of Edgewood Vista together accounted for approximately 22.6% of our total commercial minimum rents as of January 1, 2017.

As of January 31, 2017, 14 of our 34 commercial properties held for investment, along with our held for sale properties including all 15 of our Edgewood Vista properties and all 5 of our Wyoming senior housing properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

% of Total Commercial
Minimum Rents
Lessee	as of January 1, 2017
Affiliates of Edgewood Vista(1)	22.6%
Fairview Health Services	9.3%
St. Luke's Hospital of Duluth, Inc.	6.8%
PrairieCare Medical LLC	5.9%
HealthEast Care System	4.4%
Quality Manufacturing Corp	2.6%
Children's Hospitals & Clinics	2.1%
Allina Health	2.1%
Noran Neurological Clinic	1.9%
Amerada Hess	1.8%
All Others	40.5%
Total Monthly Commercial Rent as of January 1, 2017	100.0%
(1)	Affiliates of Edgewood Vista are tenants in our senior housing properties which are classified as held for sale and discontinued operations at January 31, 2017.

Healthcare Leasing Activity

During fiscal year 2017, we have executed new and renewal healthcare leases for our same-store properties on 67,891 square feet for the three months ended January 31, 2017 and 121,958 square feet for the nine months ended January 31, 2017. Due to our leasing efforts, occupancy in our same-store healthcare portfolio remained strong at 92.7% as of January 31, 2017.

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended January 31, 2017 and 2016

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	888	40,630	67,003	16,576	67,891	57,206	92.7%	95.3%

Nine Months Ended January 31, 2017 and 2016

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	17,919	45,085	104,039	123,119	121,958	168,204	92.7%	95.3%
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

Healthcare New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties:

Three Months Ended January 31, 2017 and 2016

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	888	40,630	7.2	7.1	21.86	19.86	70.00	11.45	6.50	3.09

Nine Months Ended January 31, 2017 and 2016

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	17,919	45,085	8.1	7.1	21.02	19.97	40.83	13.10	6.25	3.27
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

Healthcare Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment (square feet data in thousands):

Three Months Ended January 31, 2017 and 2016

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	67,003	16,576	81.8%	93.8%	8.9	0.4	0.4%	4.3%	2.46	—	5.39	—

Nine Months Ended January 31, 2017 and 2016

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	104,039	123,119	87.4%	91.5%	6.1	4.9	1.9%	5.8%	2.38	9.19	4.04	2.84
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

Healthcare Lease Expirations

Our ability to maintain and improve occupancy rates and base rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare properties, including square footage and annualized base rent for expiring leases, as of January 31, 2017.

					Percentage of Total
			Percentage of Total	Annualized Base	Healthcare
Fiscal Year of Lease		Square Footage of	Healthcare Segment	Rent of Expiring	Segment
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2017⁽¹⁾	16	26,218	2.0%	$400,438	1.4%
2018	14	83,845	6.3%	1,699,617	5.9%
2019	16	183,880	13.7%	3,800,484	13.1%
2020	15	83,762	6.3%	1,737,054	6.0%
2021	20	95,575	7.0%	2,050,677	7.1%
2022	16	75,819	5.7%	1,384,452	4.8%
2023	13	62,080	4.6%	1,194,763	4.1%
2024	28	174,936	13.1%	4,064,090	14.0%
2025	5	76,691	5.7%	1,687,922	5.8%
2026	8	84,368	6.3%	1,504,781	5.2%
Thereafter	27	392,951	29.3%	9,449,398	32.6%
Totals	178	1,340,125	100.0%	$28,973,676	100.0%
(1)	Includes month-to-month leases. As of January 31, 2017, month-to-month leases accounted for 9,911 square feet.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of January 1, 2017, multiplied by 12.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the third quarter of fiscal year 2017, we had no acquisitions of property. During the third quarter of fiscal year 2017, we sold one retail and five healthcare properties for a total sales price of $73.9 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the nine month periods ended January 31, 2017 and 2016.

Development Projects

The following tables provide additional detail, as of January 31, 2017, on our in-service (completed) development project and development project in progress. These projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project. Estimated initial yield on the project in progress listed below is approximately 6.0%.

Project Placed in Service in the Nine Months Ended January 31, 2017

(in thousands)
			Percentage				Date	Anticipated
		Number	Leased or	Anticipated	Costs as of	Cost per	Placed in	Same-Store
Project Name and Location	Segment	of Units	Committed	Total Cost	Jan 31, 2017	Unit	Service	Date
71 France I - Edina, MN (1)	Multifamily	241 units	89.6%	$72,367	$72,363	$300,278	Q1 2017	Q1 2019

(1)	We are currently a 52.6% partner in the joint venture entity constructing this project. Anticipated total cost is the total cost to the joint venture entity.

Project in Progress at January 31, 2017

				(in thousands)
Project Name and Location	Planned Segment	Number of Units	Percentage Leased or Committed	Anticipated Total Cost	Costs as of January 31, 2017(1)	Anticipated Construction Completion
Monticello Crossing - Monticello, MN	Multifamily	202 units	82.7%	$32,134	$29,345	4Q 2017
Other	n/a	n/a	n/a	n/a	3,161	n/a
					$32,506
(1)	Amount for Monticello Crossings includes costs related to portions of the development project that were placed into service during the quarters ended October 31, 2016 and January 31, 2017.

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

FFO applicable to Common Shares and Units for the three months ended January 31, 2017 decreased to $12.7 million compared to $54.5 million for the comparable period ended January 31, 2016, a decrease of 76.7%. FFO applicable to Common Shares and Units for the nine months ended January 31, 2017 decreased to $45.0 million compared to $84.7 million for the comparable period ended January 31, 2016, a decrease of 46.9%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO

INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended January 31,	2017			2016
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income attributable to Investors Real Estate Trust	$23,110		$	$39,797		$
Less dividends to preferred shareholders	(2,503)			(2,879)
Less redemption of preferred shares	(1,435)			—
Net income available to common shareholders	19,172	121,255	0.16	36,918	121,864	0.30
Adjustments:
Noncontrolling interests – Operating Partnership	2,525	16,120		4,227	13,877
Depreciation and amortization	12,933			14,975
Impairment of real estate attributable to Investors Real Estate Trust	—			162
Gains on depreciable property sales attributable to Investors Real Estate Trust	(21,972)			(1,777)
Funds from operations applicable to common shares and Units(3)	$12,658	137,375	$0.09	$54,505	135,741	$0.40

	(in thousands, except per share and unit amounts)
Nine Months Ended January 31,	2017			2016
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income attributable to Investors Real Estate Trust	$13,067		$	$61,003		$
Less dividends to preferred shareholders	(8,260)			(8,636)
Less redemption of preferred shares	(1,435)			—
Net income available to common shareholders	3,372	121,175	0.03	52,367	123,793	0.42
Adjustments:
Noncontrolling interests – Operating Partnership	403	16,229		5,940	13,913
Depreciation and amortization	39,341			48,095
Impairment of real estate attributable to Investors Real Estate Trust	39,190			3,760
Gains on depreciable property sales attributable to Investors Real Estate Trust	(37,330)			(25,512)
Funds from operations applicable to common shares and Units(4)	$44,976	137,404	$0.33	$84,650	137,706	$0.61

(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.

(3)Excluding loss on extinguishment of debt and redemption costs of preferred shares, FFO would have been $16.0 million and $0.12 per Common Share and Unit for the three months ended January 31, 2017. Excluding gain on extinguishment of debt and default interest, FFO would have been $19.6 million and $0.14 per Common Share and Unit for the three months ended January 31, 2016.

(4)Excluding loss on extinguishment of debt and redemption costs of preferred shares, FFO would have been $48.4 million and $0.35 per Common Share and Unit for the nine months ended January 31, 2017. Excluding gain on extinguishment of debt and default interest, FFO would have been $60.1 million and $0.44 per Common Share and Unit for the nine months ended January 31, 2016.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the nine months ended January 31 of fiscal years 2017 and 2016:

Month	Fiscal Year 2017		Fiscal Year 2016
July	$0.13		$0.13
October	0.13		0.13
January	0.13	(1)	0.13

(1) Includes a special distribution of $.06 per Common Share/Unit

On December 12, 2016, we announced a reduction in our quarterly Common Share and Unit distribution from $0.13 to $0.07 per share/Unit, which we believe will enable us to improve our balance sheet and finance future growth.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on secured and unsecured lines of credit. As of January 31, 2017, our Operating Partnership had one unsecured multi-bank line of credit with a total commitment capacity of $250.0 million, with a borrowing capacity based on the value of 26 properties contained in the unencumbered asset pool (UAP). Management considers our ability to generate cash from property operating activities, cash-out refinancing of existing properties and, from time to time, draws on lines of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, cash-out refinancing of existing properties, and/or new borrowings. However, the real estate market continues to be subject to various market factors that can result in reduced tenant demand, occupancies and rental rates. In the event of deterioration in property operating results, or absent our ability to successfully continue cash-out refinancing of existing properties and/or new borrowings, we may need to consider additional cash preservation alternatives, including scaling back development activities, capital improvements and renovations and reducing the level of distributions to shareholders.

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

As of January 31, 2017, 100%, or $18.1 million, of our mortgage debt maturing in the fourth quarter of fiscal year 2017 and first quarter of fiscal year 2018 is debt placed on commercial properties. Of this $18.1 million, we expect to pay off $10.8 million and plan to extend $7.3 in the fourth quarter of fiscal year 2017 and first quarter of fiscal year 2018. As of January 31, 2017, approximately 16.7%, or $5.7 million, of our mortgage debt maturing in the next twelve months is debt placed on multifamily assets, and approximately 83.3%, or $28.3 million, is debt placed on commercial properties.

On January 31, 2017, we repaid the FIB Line of Credit in full in the amount of $17.5 million, along with applicable fees, and terminated the FIB Line of Credit. On January 31, 2017, the BMO Line of Credit was obtained with a credit limit or $174.0 million based on the unencumbered asset pool, of which $157.0 million was drawn on the line, consisting of $40.0 million at an interest rate of 4.50% and $117.0 million at an interest rate of 2.53%. The funds were used primarily to repay the FIB Line of Credit and existing debt encumbering the 26 properties that were included in the UAP as of the same date.

We maintain compensating balances, not restricted as to withdrawal, with several financial institutions in connection with financing received from those institutions and/or to ensure future credit availability. At January 31, 2017, our compensating balances totaled $2.1 million and consisted of the following:

Financial Institution
Bremer Bank, Saint Paul, MN	1,285,000
Dacotah Bank, Minot, ND	250,000
Peoples State Bank, Velva, ND	225,000
American National Bank, Omaha, NE	200,000
Commerce Bank a Minnesota Banking Corporation	100,000
Total	$2,060,000

Current anticipated total project costs for development projects in progress at January 31, 2017 total approximately $32.1 million, of which approximately $29.3 million has been incurred as of January 31, 2017. As of January 31, 2017, the Operating Partnership had entered into construction loans totaling approximately $22.0 million for development projects in progress. In addition to current planned expenditures for development projects in progress, as of January 31, 2017, we are committed to fund $5.6 million in tenant improvements within approximately the next 12 months.

The issuance of Units for property acquisitions continues to be an expected source of capital for us. There were no Units issued in the three and nine months ended January 31, 2017.  In the three months ended January 31, 2016, there were no Units issued. In the nine months ended January 31, 2016, approximately 44,000 Units, valued at issuance at $400,000 were issued in connection with our acquisition of property.

Under our DRIP, common shareholders and Unitholders have an opportunity to use their cash distributions to purchase additional Common Shares, and to purchase additional shares through voluntary cash contributions. As permitted under the DRIP, starting on October 1, 2015, we changed the source from which Common Shares will be purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During the nine months ended January 31, 2017, no shares were issued under the DRIP. During the nine months ended January 31, 2016, approximately 821,000 Common Shares with a total value included in equity of $5.6 million, and an average price per share after applicable discounts of $6.85, were issued under the DRIP.

Cash and cash equivalents at January 31, 2017 totaled $57.0 million, compared to $47.1 million at January 31, 2016, an increase of $9.9 million. Net cash provided by operating activities for the nine months ended January 31, 2017 increased by $8.8 million compared to the nine months ended January 31, 2016, primarily due to an decrease in accounts payable net of an increase in net income adjusted for depreciation, loss on impairment, loss on extinguishment of debt, and gain on sale of real estate investments. Net cash provided by investing activities for the nine months ended January 31, 2017 decreased by $95.3 million compared to the nine months ended January 31, 2016, primarily due to a decrease in proceeds from sale of discontinued operations and payments for acquisition and development of real estate. Net cash used by financing activities for the nine months ended January 31, 2017 decreased by $78.7 million compared to the nine months ended January 31, 2016, primarily due to an increase in proceeds from revolving lines of credit, net of an increase in payments on construction debt and a decrease in proceeds from mortgage debt and construction debt.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, decreased by approximately $147,000 as of January 31, 2017, compared to April 30, 2016, due to loan payoffs. As of January 31, 2017, approximately 89.0% of our $739.5 million of mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of January 31, 2017, the weighted average rate of interest on our mortgage debt was 4.71%, compared to 4.54% on April 30, 2016.

Property Owned. Property owned was $1.4 billion at January 31, 2017 and April 30, 2016, respectively. During the three months ended January 31, 2017, we had no new acquisitions and disposed of six properties, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on January 31, 2017 were $57.0 million, compared to $66.7 million on April 30, 2016.

Operating Partnership Units. Outstanding Units in the Operating Partnership were 16.0 million Units at January 31, 2017 and 16.3 million Units at April 30, 2016.

Common and Preferred Shares of Beneficial Interest. Common Shares outstanding on January 31, 2017 and April 30, 2016 totaled 121.9 million and 121.1 million, respectively. We issued approximately 499,000 Common Shares, with a total grant-date value of approximately $1.9 million, under our 2015 Incentive Award Plan for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan for trustee share based compensation for fiscal year 2016 performance. Approximately 10,000 shares were retired in fiscal year 2017.

Preferred A Redemption. On September 1, 2016, our Board of Trustees authorized the redemption of some or all of the 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) from time to time, but no later than by December 31, 2016. On November 1, 2016, we delivered notice to holders of the Preferred A Shares that we intended to redeem all 1,150,000 Preferred A Shares at a redemption price equal to $25.00 per share plus any accrued but unpaid distributions per share up to and including the redemption date of December 2, 2016. On December 2, 2016, we completed the redemption of the Preferred A Shares for an aggregate redemption price of $29.164 million, and such shares are no longer deemed outstanding as of such date and were delisted from trading on the New York Stock Exchange.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Approximately 89.0% and 77.8% of our mortgage debt, including mortgage debt related to properties held for sale, as of January 31, 2017 and April 30, 2016, respectively, is at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the third quarter of fiscal year 2017 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of January 31, 2017, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(In thousands)
	Future Principal Payments
	Remaining
Mortgages	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total	Fair Value
Fixed Rate	$4,173	$35,763	$78,019	$64,648	$137,852	$321,905	$642,360	$643,906
Avg Fixed Interest Rate(1)	4.76%	4.66%	4.51%	4.32%	3.83%

Variable Rate	$7,674	$11,747	$1,088	$30,444	$28	$608	$51,589	$51,589
Avg Variable Interest Rate(1)	3.41%	3.55%	4.69%	5.06%	3.92%

Held for Sale	$30,478	$819	$2,326	$668	$710	$10,588	$45,589	$53,321
Avg Fixed Interest Rate(1)	3.39%	5.94%	5.92%	5.89%	5.86%
							$739,538	$748,816

	(in thousands)
	Future Interest Payments
	Remaining
Long Term Debt	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter	Total
Fixed Rate	$7,649	$29,716	$27,141	$22,637	$17,598	$28,231	$132,972
Variable Rate	440	1,558	1,509	741	25	6	4,279
Held for Sale	386	897	846	704	662	966	4,461
							$141,712
(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, excluding mortgages related to assets held for sale, as of January 31, 2017, was 4.74%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $51.6 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $516,000 and an increase of one percent per annum on our line of credit balance of $157.0 million at January 31, 2017, would increase our annual interest expense by approximately $1.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting:

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

The restrictive terms of indebtedness may cause acceleration of debt payments and constrain our ability to conduct certain transactions.  At January 31, 2017, we and our Operating Partnership had outstanding borrowings of approximately $943.8 million. Some of this indebtedness contains financial covenants as to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others. In addition, some covenants present new constraints as we navigate investments and dispositions with respect to our ability to invest in smaller markets, add incremental secured and recourse debt and add overall leverage. In the event that an event of default occurs, our lenders may declare borrowings under the loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Securities

During the third quarter of fiscal year 2017, we issued an aggregate of 133,104 unregistered Common Shares to limited partners of the Operating Partnership, upon exercise of their Exchange Rights regarding an equal number of Units. All such issuances of Common Shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the re-sale of such Common Shares under the Securities Act.

Redemption of Preferred A Shares

On September 1, 2016, our Board of Trustees authorized the redemption of some or all of the Preferred A Shares from time to time, but no later than by December 31, 2016. On November 1, 2016, we delivered notice to holders of the Preferred A Shares that we intended to redeem all 1,150,000 Preferred A Shares at a redemption price equal to $25.00 per share plus any accrued but unpaid distributions per share up to and including the redemption date of December 2, 2016. On December 2, 2016, we completed the redemption of the Preferred A Shares for an aggregate redemption price of $29.164 million, and such shares were no longer deemed outstanding as of such date and were delisted from trading on the New York Stock Exchange.  The following is a summary of the Preferred A Shares redeemed during the third quarter of fiscal year 2017:

				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares That
		Average Price	Purchased as Part of	May Yet Be Purchased
	Total Number of	Paid per	Publicly Announced	Under the Plans or
Period	Shares Purchased	Share	Plans or Programs1	Programs
Beginning Balance				1,150,000
November 1 - 30, 2016	—	$—	—	1,150,000
December 1 - 31, 2016	1,150,000	25.36	1,150,000	—
January 1 - 31, 2017	—	—	—	—
Total	1,150,000	$25.36	1,150,000	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Credit Agreement, dated January 31, 2017, between IRET Properties, as borrower; Investors Real Estate Trust, IRET, Inc., and other subsidiaries as guarantors; lenders; KeyBank, NA and PNC Bank, NA as syndication agents; and Bank of Montreal as administrative Agent.

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101*

The following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: March 13, 2017