Form 10-K
period 2017-04-30
INVESTORS REAL ESTATE TRUST
filed 2017-06-28
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

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

☑      Yes                    ☐      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer	☐ Emerging growth company
☐ Non-accelerated filer	☐ Smaller reporting company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐      Yes                    ☑      No

The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2016 was $726,914,604 based on the last reported sale price on the New York Stock Exchange on October 31, 2016. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.

The number of common shares of beneficial interest outstanding as of June 22, 2017, was 120,622,114.

References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.

Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be held on September 19, 2017 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

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

Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include:

•

uncertainties related to the national economy, the real estate industry in general and the economic health of the markets in which we own and operate multifamily and commercial properties, in particular the states of Minnesota and North Dakota, and other markets in which we may invest in the future;

•	the economic health of our multifamily and commercial tenants;
•	rental conditions in our markets, including occupancy levels and rental rates, for multifamily and commercial properties;
•	our inability to renew tenants or obtain new tenants upon expiration of existing leases;
•	our ability to identify and secure additional properties that meet our criteria for investment;
•	our ability to complete construction and lease-up of our development projects on schedule and on budget;
•	our ability to sell our non-core properties on terms that are acceptable;
•	the level and volatility of prevailing market interest rates;
•	changes in our operating expenses;
•	financing risks, such as our inability to obtain debt or equity financing on favorable terms, or at all;
•	the need to fund tenant improvements or other capital expenditures out of operating cash flow;
•	our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and the risk of changes in laws affecting REITs;
•	risks associated with complying with applicable laws, including those concerning the environment and access by persons with disabilities; and
•	the availability and cost of casualty insurance for losses.

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

PART I

Item 1. Business

Overview

Investors Real Estate Trust (“we,” “us,” “IRET” or the “Company”) is a self-advised equity REIT, organized under the laws of North Dakota. Since our formation in 1970, our business has consisted of owning and operating income-producing real estate properties. We are structured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, and we conduct our day-to-day business operations through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). Our investments mainly consist of multifamily and healthcare properties located primarily in the Midwest states of Minnesota and North Dakota. For the fiscal year ended April 30, 2017, our real estate investments in these two states accounted for 75.4% of our total gross revenue. Our principal executive office is located in Minot, North Dakota. We also have corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices located in the states where we own properties.

As of April 30, 2017, we owned interests in 129 properties that were held for investment, consisting of: (1) 87 multifamily properties, containing 12,885 apartment units and having a total real estate investment amount, net of accumulated depreciation of $1.0 billion, and (2) 42 commercial properties, including 29 healthcare properties, and office, retail and industrial properties containing a total of approximately 2.6 million net rentable square feet, and having a total real estate investment amount net of accumulated depreciation of $309.1 million. We held for sale 13 multifamily properties consisting of 327 units, 2 healthcare properties, and 2 retail properties as of April 30, 2017.

Our multifamily leases are generally for a one-year term. Our commercial properties are typically leased to tenants under long-term lease arrangements. As of April 30, 2017, no individual tenant accounted for more than 10% of our total real estate rentals.

Structure

We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code since our formation. On February 1, 1997, we were restructured as an UPREIT, and have conducted our daily business operations primarily through IRET Properties.

IRET Properties was organized under the laws of North Dakota pursuant to an Agreement of Limited Partnership dated January 31, 1997. IRET Properties is principally engaged in acquiring, owning, operating and leasing real estate. The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly-owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. As of April 30, 2017, IRET, Inc. owned an 88.6% interest in IRET Properties. The remaining interest in IRET Properties is held by individual limited partners.

Investment Strategy

Our business objective is to increase shareholder value by employing a disciplined investment strategy. This strategy is implemented by growing income-producing multifamily assets in desired geographical markets we believe will provide a consistent return on investment for our shareholders.

We generally use available cash or our line of credit to acquire real estate. In appropriate circumstances, we also may acquire one or more properties in exchange for our common shares of beneficial interest (“common shares”) or for limited partnership units of IRET Properties (“limited partnership units” or “units”), which are redeemable, at the option of the holder, into cash or, at our sole discretion, our common shares on a one-to-one basis.

Our investment strategy focuses on multifamily properties located throughout the Midwest. In June 2016, we announced our intention to transition toward becoming a pure play multifamily REIT and our intention to sell our remaining commercial properties, which consist primarily of healthcare properties. We operate mainly within the states of North Dakota and Minnesota, although we also own properties in Iowa, Kansas, Montana, Nebraska, South Dakota and Wisconsin.

Other Activities

Distributions to shareholders and holders of limited partnership units. One of the requirements of the Internal Revenue Code for a REIT is that it distribute 90% of its net taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to make cash distributions to our common shareholders and the holders of limited partnership units of approximately 65.0% to 90.0% of our funds from operations and to use the remaining funds for capital improvements or the purchase of additional properties. Distributions to our common shareholders and unitholders in fiscal years 2017 and 2016 totaled approximately 115.0% and 68.4%, respectively, on a per share and unit basis of our funds from operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for information regarding funds from operations.

Issuing senior securities. Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares. On April 26, 2004, we issued 1,150,000 shares of 8.25% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A preferred shares”), and on August 7, 2012, we issued 4,600,000 shares of 7.95% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B preferred shares”). All of the outstanding Series A preferred shares were redeemed on December 2, 2016.

Borrowing money. We rely on borrowed funds in pursuing our investment objectives and goals. We access the debt market either directly or through intermediaries, when necessary, to ensure advantageous financing. We generally use fixed rate debt with terms of 5 to 10 years; however, we have increased the use of variable rate debt, including a new unsecured credit facility, as we align our debt policy to focus on balance sheet flexibility. Target leverage for property-level financings range from 50% to 70% of value with a higher leverage ratio sought when financing a joint venture project. We remain focused on deleveraging in order to help support several key measures including: improving our fixed charge and leverage ratios, freeing assets from leverage for sale purposes, and working towards a stronger, more flexible balance sheet. As of April 30, 2017, our ratio of total indebtedness to total real estate investments 45.1%.

Offering securities in exchange for property. Our organizational structure allows us to issue shares and limited partnership units of IRET Properties in exchange for real estate. The limited partnership units generally are redeemable, at the option of the holder, for cash, or, at our option, common shares on a one-for-one basis. Generally, limited partnership units receive the same per unit cash distributions as the per share dividends paid on common shares

Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. For the three most recent fiscal years ended April 30, we have issued the following limited partnership units of IRET Properties in exchange for properties:

	(in thousands)
	2017	2016	2015
Limited partnership units issued	—	2,559	89
Value at issuance, net of issue costs	$—	$18,226	$800

Acquiring or repurchasing shares and units. It is our intention to invest only in real estate assets. Our Declaration of Trust does not prohibit the acquisition or repurchase of our common or preferred shares or other securities so long as such activity does not prohibit us from operating as a REIT under the Internal Revenue Code.

On December 2, 2016, we completed the redemption of all of our outstanding Preferred A Shares at a redemption price of $25.00 per share plus any accrued but unpaid dividends through the redemption date, for an aggregate redemption price of $29.2 million. Such shares are no longer outstanding as of such date and were delisted from trading on the New York Stock Exchange (“NYSE”).

During fiscal year 2017, our Board of Trustees authorized a share repurchase program of up to $50.0 million worth of our common shares and/or Series B preferred shares, under which we repurchased approximately 778,000 common shares on the open market at an average price of $5.77 per share during fiscal year 2017. We did not repurchase any of our Series B preferred shares. Subsequent to April 30, 2017, we repurchased approximately 649,000 common shares at an average price of $5.75 per share through June 22, 2017.

During fiscal year 2017, we redeemed for cash approximately 165,000 units held by limited partners at an average price of $5.84 per unit. Subsequent to April 30, 2017, we redeemed approximately 409,000 units for cash at an average price of $5.92 per unit through June 22, 2017.

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

Employees

As of April 30, 2017, we had 523 employees, of which 465 were full-time and 58 were part-time.

Environmental Matters and Government Regulation

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage, personal injuries and investigation and clean-up costs incurred in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. These laws often impose liability without regard to whether the current owner was responsible for, or even knew of, the presence of such substances. It is generally our policy to obtain from independent environmental consultants a “Phase I” environmental audit (which involves visual inspection but not soil or groundwater analysis) on all properties that we seek to acquire. We do not believe that any of our properties are subject to any material environmental contamination. However, no assurances can be given that:

•

a prior owner, operator or occupant of the properties we own or the properties we acquire did not create a material environmental condition not known to us, which might have been revealed by more in-depth study of the properties; and

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

Competition

Investing in and operating real estate is a competitive business. We compete with other owners and developers of multifamily and commercial properties to attract tenants to our properties. Ownership of competing properties is diversified among other REITs, financial institutions, individuals and public and private companies who are actively engaged in this business. Our multifamily properties compete directly with other rental apartments, as well as with condominiums and single-family homes that are available for rent or purchase in the areas in which our properties are located. Our commercial properties compete with other commercial properties for tenants. Additionally, we compete with other real estate investors, including other REITs, pension and investment funds, partnerships and investment companies, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the price we pay for acquisitions.

Corporate Governance

Our Board of Trustees has adopted various policies and initiatives to strengthen our corporate governance practices and increase the transparency of financial reporting, including Corporate Governance Guidelines. Each of the committees of our Board of Trustees operates under written charters, and our independent trustees meet regularly in executive sessions at which only the independent trustees are present.  The Board of Trustees has adopted a Code of Conduct applicable to trustees, officers and employees; adopted a Code of Ethics for Senior Financial Officers; and has established processes for shareholders and interested parties to communicate with our Board of Trustees.

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

We will disclose any amendment to our Code of Ethics for Senior Financial officers on our website. In the event we waive compliance with the Code of Ethics or Code of Conduct by any of our trustees or officers, we will disclose such waiver in a Form 8-K.

Website and Available Information

Our internet address is www.iret.com. We make available, free of charge, through the “SEC filings” tab under the Investor Relations/Financial Reporting section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, Executive and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investor Relations/Corporate Overview section of our website. Copies of these documents are also available to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Risks Related to Our Properties and Business

Our performance and share value are subject to risks associated with the real estate industry.    Our results of operations and financial condition, the value of our real estate assets, and the value of an investment in us are subject to the risks normally associated with the ownership and operation of real estate properties. These risks include, but are not limited to, the following factors which, among others, may adversely affect the income generated by our properties:

•	downturns in national, regional and local economic conditions (particularly increases in unemployment);

•	competition from other multifamily, healthcare and other commercial properties;

•	local real estate market conditions, such as oversupply or reduction in demand for multifamily and commercial space;

•	changes in interest rates and availability of attractive financing;

•	declines in the economic health and financial condition of our tenants and our ability to collect rents from our tenants;

•	vacancies, changes in market rental rates and the need periodically to repair, renovate and re-lease space;

•	increased operating costs, including real estate taxes, state and local taxes, insurance expense, utilities, and security costs;

•

significant expenditures associated with each investment, such as debt service payments, real estate taxes and insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property;

•

weather conditions, civil disturbances, natural disasters, cyber-attacks, any type of flu or disease-related pandemics, terrorist acts or acts of war which may result in uninsured or underinsured losses; and

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

Our geographic concentration in Minnesota and North Dakota may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets. For the fiscal year ended April 30, 2017, we received approximately 75.4% of our gross revenue from properties in Minnesota and North Dakota. As a result of this concentration, we are subject to substantially greater risk than if our investments were more geographically dispersed. Specifically, we are more significantly exposed to the effects of economic and real estate conditions in those particular markets, such as building by competitors, local vacancy and rental rates and general levels of employment and economic activity. To the extent that weak economic or real estate conditions affect Minnesota and/or North Dakota more severely than other areas of the country, our financial performance could be negatively impacted.

If we are not able to renew leases or enter into new leases on favorable terms or at all as our existing leases expire, our revenue, operating results and cash flows will be reduced. We may be unable to renew leases with our existing tenants or enter into new leases with new tenants due to economic and other factors as our existing leases expire or are terminated prior to the expiration of their current terms. As a result, we could lose a significant source of revenue while remaining responsible for the payment of our obligations. In addition, even if we were able to renew existing leases or enter into new leases in a timely manner, the terms of those leases may be less favorable to us than the terms of expiring leases, because the rental rates of the renewal or new leases may be significantly lower than those of the expiring leases, or tenant installation costs, including the cost of required renovations or concessions to tenants, may be significant.  If we are unable to enter into lease renewals or new leases on favorable terms or in a timely manner for all or a substantial portion of space that is subject to expiring leases, our revenue, operating results and cash flows will be adversely affected. As a result, our ability to make distributions to the holders of our shares of beneficial interest may be adversely affected. As of April 30, 2017, approximately 916 of our 13,212 apartment units, or 6.9%, were vacant. Approximately 95,000 square feet, or 7.2% of our healthcare property square footage, was vacant. As of April 30, 2017, leases covering approximately 6.8% of our healthcare properties net rentable square footage will expire in fiscal year 2018, 5.8% in fiscal year 2019, 7.6% in fiscal year 2020, 7.8% in fiscal year 2021 and 6.2% in fiscal year 2022, assuming that none of the tenants exercise future renewal options and excluding the effect of early renewals completed on existing leases.

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

The restrictive terms of indebtedness may cause acceleration of debt payments and constrain our ability to conduct certain transactions.  At April 30, 2017, we and our Operating Partnership had outstanding borrowings of approximately $794.0 million. Some of this indebtedness contains financial covenants as to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others. In addition, some covenants present new constraints as we navigate investments and dispositions with respect to our ability to invest in smaller markets, add incremental secured and recourse debt and add overall leverage. In the event that an event of default occurs, our lenders may declare borrowings under the loan agreements to be due and payable immediately, which could have a material adverse effect on us and our ability to make distributions to our shareholders and pay amounts due on our debt.

Our real estate assets may be subject to impairment charges. We periodically evaluate the recoverability of the carrying value of our real estate assets under accounting principles generally accepted in the United States of America (“GAAP”). Factors considered in evaluating impairment of our real estate assets held for investment include significant declines in net operating income, recurring net operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the estimated undiscounted future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management. There can be no assurance that we will not take charges in the future related to the impairment of our assets. Any future impairment charges could have a material adverse effect on our results of operations.

We face risks associated with land holdings and related activities. We hold land for future development and may in the future acquire additional land holdings. Real estate markets are highly uncertain and, as a result, the value of undeveloped land may fluctuate significantly. If there are subsequent changes in the fair value of our land holdings which we determine is less than the carrying basis of our land holdings reflected in our financial statements, we may be required to take future impairment changes which could have a material adverse effect on our results of operations.

Capital markets and economic conditions can materially affect our financial condition and results of operations, the value of our equity securities, and our ability to sustain payment of our distribution at current levels. Many factors affect the value of our equity securities and our ability to make or maintain at current levels distributions to the holders of our shares of beneficial interest, including the state of the capital markets and the economy, which in recent years have negatively affected substantially all businesses, including ours. Demand for office, industrial, and retail space has declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. The availability of credit has been and may in the future again be adversely affected by illiquid credit markets. Regulatory pressures and the burden of troubled and uncollectible loans led some lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If these market conditions recur, they may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, which may materially affect our financial condition and results of operations and the value of our equity securities. Declining rental revenues from our properties due to persistent negative economic conditions may have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest. In fiscal years 2017 and 2016, distributions to our common shareholders and unitholders of IRET Properties in cash and common shares pursuant to our Distribution Reinvestment and Share Purchase Plan (DRIP) totaled approximately 89.8% and 107.2%, respectively, of our net cash provided by operating activities.

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

We may not be able to maintain similar rates of growth in the future or manage our growth effectively. Additionally, an inability to make accretive property acquisitions may adversely affect our ability to increase our net income per share. The acquisition of additional real estate properties is critical to our ability to increase our net income. If we are unable to make real estate acquisitions on terms that meet our financial and strategic objectives, whether due to market conditions, a changed competitive environment or unavailability of capital, our ability to increase our net income may be materially and adversely affected. Our failure to do so may have a material adverse effect on our financial condition and results of operations and ability to make distributions to the holders of our shares of beneficial interest.

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

We may be unable to successfully acquire or develop properties and expand our operations into new or existing markets. We intend to explore acquisitions or developments of properties in new and existing geographic markets. These acquisitions and developments could divert our attention from our existing properties, and we may be unable to retain key employees or attract highly qualified new employees. In addition, we may not possess familiarity with the dynamics and prevailing conditions of any new geographic markets which could adversely affect our ability to successfully expand into or operate within those markets. For example, new markets may have different insurance practices, reimbursement rates and local real estate, zoning and development regulations than those with which we are familiar. We may find ourselves more dependent on third parties in new markets because our distance could hinder our ability to directly and efficiently manage and otherwise monitor new properties in new markets. Our expansion into new markets could result in unexpected costs or delays as well as lower occupancy rates and other adverse consequences. We may not be successful in identifying suitable properties or other assets which meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms or at all for a number of reasons, including, among other things, unsatisfactory results of our due diligence investigations, failure to obtain financing for the acquisition or development on favorable terms or at all, and our misjudgment of the value of the opportunities. We may also be unable to successfully integrate the operations of acquired properties, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all. If we are unsuccessful in expanding into new or our existing markets, it could adversely affect our business, financial condition and results of operations, our ability to make distributions to our shareholders and the trading price of our common shares.

High leverage on our overall portfolio may result in losses. The amount of leverage on our overall portfolio may expose us to cash flow problems if rental income decreases. Under those circumstances, in order to pay our debt obligations we might be required to sell properties at a loss or be unable to make distributions or decrease distributions to holders of our shares of beneficial interest. A failure to pay amounts due may result in a default on our obligations and the loss of the property through foreclosure. Additionally, our degree of leverage could adversely affect our ability to obtain additional financing and may have an adverse effect on the market price of our common shares.

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

As of April 30, 2017, approximately 8.4% of our mortgage debt, including mortgage debt on properties held for sale, is due for repayment in fiscal year 2018. As of April 30, 2017, we had approximately $57.4 million of principal payments and approximately $31.2 million of interest payments due in fiscal year 2018 on fixed and variable-rate mortgages secured by our real estate. Additionally, as of April 30, 2017, we had $57.1 million outstanding and a credit limit of $206.0 million under our multi-bank line of credit, which has a maturity date of January 31, 2021.

The cost of our indebtedness may increase. Portions of our fixed-rate indebtedness incurred for past property acquisitions come due on a periodic basis. Rising interest rates could limit our ability to refinance this existing debt when it matures, and would increase our interest costs, which could have a material adverse effect on us, our ability to make distributions to the holders of our shares of beneficial interest and our ability to pay amounts due on our debt. In addition, we have incurred, and we expect to continue to incur, indebtedness that bears interest at a variable rate. As of April 30, 2017, $57.7 million, or approximately 8.4%, of the principal amount of our total mortgage indebtedness was subject to variable interest rates agreements, and all of our construction loan indebtedness was subject to variable interest rates. Additionally, our multi-bank line of credit bears interest at a rate based either on a margin percentage over the Lender’s Base Rate, ranging from 0.6% to 1.25%, or on a margin percentage over LIBOR, ranging from 1.6% to 2.25%, based on our total leverage ratio. If short-term interest rates rise, our debt service payments on adjustable rate debt would increase, which would lower our net income and could decrease our distributions to the holders of our shares of beneficial interest.

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

We have significant investments in healthcare properties and adverse trends in healthcare provider operations may negatively affect our lease revenues from these properties. We own a significant number of specialty healthcare properties. As of April 30, 2017, our real estate portfolio held for investment included 29 healthcare properties, with a total real estate investment amount, net of accumulated depreciation, of $237.0 million, or approximately 17.7% of the total real estate investment amount, net of accumulated depreciation, of our entire real estate portfolio held for investment. Additionally, as of April 30, 2017, we held for sale two senior housing properties. The healthcare industry continues to experience changes in the demand for, and methods of delivery of, healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; and increased scrutiny of billing, referral and other practices by federal and state authorities. Sources of revenue for our healthcare property tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. These factors may adversely affect the economic performance of some or all of our healthcare services tenants and, in turn, our lease revenues. In addition, if we or our tenants terminate the leases for these properties, or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues and/or additional capital expenditures occurring as a result could hinder our ability to make distributions to the holders of our shares of beneficial interest.

New federal healthcare reform laws may adversely affect the operators and tenants of our healthcare (including senior housing) properties. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act of 2010 (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively with other subsequently enacted federal health care laws and regulations, the “Health Reform Laws”). The Health Reform Laws contain various provisions that may directly impact us or the operators and tenants of our healthcare properties. Some provisions of the Health Reform Laws may have a positive impact on our operators’ or tenants’ revenues, by, for example, increasing coverage of uninsured individuals, while others may have a negative impact on the reimbursement of our operators or tenants by, for example, altering the market basket adjustments for certain types of health care facilities. The Health Reform Laws also enhance certain fraud and abuse penalty provisions that could apply to our operators and tenants, in the event of one or more violations of the federal health care regulatory laws. In addition, there are provisions that impact the health coverage that we and our operators and tenants provide to our respective employees. The Health Reform Laws also provide additional Medicaid funding to allow states to carry out the expansion of Medicaid coverage to certain financially-eligible individuals beginning in 2014, and have also permitted states to expand their Medicaid coverage to these individuals since April 1, 2010, if certain conditions are met. On June 28, 2012, the United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear how many states will ultimately pursue this option. The participation by states in the Medicaid expansion could have the dual effect of increasing our tenants’ revenues, through new patients, but could also further strain state budgets.  While the federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay for part of those additional costs. We currently cannot predict the impact that this far-reaching, landmark legislation will have on our business and the businesses and operations of our tenants. Any loss of revenues and/or additional expenditures incurred by us or by operators and tenants of our properties as a result of the Health Care Reform

Acts could adversely affect our cash flow and results of operations and have a material adverse effect on our ability to make distributions to the holders of our shares of beneficial interest.

President Trump and leadership in Congress have publicly stated their intention to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. We cannot predict the effect of this Executive Order on the Affordable Care Act, or whether any of these attempts to amend, modify, or repeal and replace the law will be successful.

The House passed a new healthcare bill in May 2017 repealing much of the Affordable Care Act and Senate Republicans introduced a healthcare overhaul plan in June 2017.

We cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be adversely affected as well.

Our healthcare-related tenants may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us, and we could be subject to healthcare industry violations. As is typical in the healthcare industry, our tenants may become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits.

We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, any settlements of such proceedings or investigations in excess of insurance coverage, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained or settlements reached in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action or investigation, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our shareholders and the trading price of our common shares. We could also be subject to costly government investigations or other enforcement actions which could have a material adverse effect on our business, financial condition and results of operations, our ability to pay distributions to our shareholders and the trading price of our common shares.

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

The level of oil and gas drilling in the Bakken Shale Formation has declined substantially from peak levels five years ago and has adversely impacted our apartments in western North Dakota. This condition could persist for an extended period of time. We have ownership interests in three apartment projects totaling 477 units in Williston, ND, the heart of the Bakken Shale Formation. The economy of Williston is significantly dependent on the oil and gas industry. During the fiscal year ended April 30, 2017, while we experienced increased occupancy compared to the prior fiscal year, it was offset by a material decrease in our rents. During the fiscal year ended April 30, 2017, we recognized impairment of $54.2 million on our three multifamily properties and one parcel of unimproved land in Williston, ND. We also have ownership interests in 1,039 units in Minot, ND that have been impacted to a lesser extent. Oil drilling and production are impacted by factors beyond our control, including: the demand for and prices of crude oil and natural gas; environmental regulation and enforcement; producers’ finding and development costs of reserves; producers’ desire and ability to obtain necessary permits in a timely and economic manner; oil and natural gas field characteristics and production performance; and transportation and capacity constraints on natural gas, crude oil and natural gas liquids pipelines from the producing areas. Oil field activity could decline further in North Dakota as a result of any or all of these factors, which could have a material adverse effect on our western North Dakota properties. In addition, we have various mortgage debt on assets in western North Dakota with various operating income covenant requirements. Compliance with such covenants may be at risk if the material reductions in rents and vacancies continue. We do not believe these mortgage loans to be material to our operations, but if we are unable to comply with such covenants, we could be required to pay down such loans or seek a remedy with an escrow to relieve debt service payments.

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

Risks Related to Our Tax Status

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

Certain provisions of our Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, our Declaration of Trust provides that any transaction that would result in our disqualification as a REIT under Section 856 of the Internal Revenue Code, including any transaction that would result in (i) a person owning in excess of the ownership limit of 9.8%, in number or value, of our outstanding shares of beneficial interest, (ii) less than 100 people owning our shares of beneficial interest, (iii) our being “closely held” within the meaning of Section 856(h) of the Internal Revenue Code, or (iv) 50% or more of the fair market value of our shares of beneficial interest being held by persons other than “United States persons,” as defined in Section 7701(a)(30) of the Internal Revenue Code, will be void ab initio. If the transaction is not void ab initio, then the shares of beneficial interest in excess of the ownership limit, that would cause us to be closely held, that would result in 50% or more of the fair market value of our shares of beneficial interest to be held by persons other than United States persons or that otherwise would result in our disqualification as a REIT, will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of the holders of our securities.

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

The tax imposed on REITs engaging in prohibited transactions and our agreements entered into with certain contributors of our properties may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions and, therefore we may be required to pay a penalty tax. To avert this penalty tax, we may hold some of our assets through a taxable REIT subsidiary (“TRS”). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income at the federal and state level. In addition, we have entered into agreements with certain contributors of our properties that contain limitations on our ability to dispose of certain properties in taxable transactions. The restrictions on taxable dispositions are effective for varying periods. Such agreements may require that we make a payment to the contributor in the event that we dispose of a covered property in a taxable sale during the restriction period.

Our ownership of TRSs is limited and our transactions with TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms. A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from health care properties. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (or 20% for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.

Our TRS is subject to applicable federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRS is and will continue to be less than 25% (or 20% beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRS to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% (or 20%) limitation discussed above or to avoid application of the 100% excise tax discussed above.

If we lease a healthcare property to our TRS, the rent will not be qualifying income unless the manager qualifies as an “eligible independent contractors.”  Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. Until its sale, we leased our Sartell,

Minnesota assisted living facility to our TRS and may in the future lease other healthcare properties to our TRS. A TRS will not be treated as a “related party tenant,” and will not be treated as directly operating a healthcare facility, which is prohibited, to the extent the TRS leases properties from us that are managed by an “eligible independent contractor.”

Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we do not currently lease any healthcare properties to our TRS, if we do so in the future, there can be no assurance that these ownership levels will not be exceeded or that the manager will qualify as an “eligible independent contractor.”

We believe that the rent paid by our TRS was qualifying income for purposes of the REIT gross income tests and that our TRS qualifies to be treated as taxable REIT subsidiaries for federal income tax purposes, but there can be no assurance that the Internal Revenue Service, or the IRS, will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, then the rents from such properties would not be qualifying income, which could have a material adverse effect on us and our qualification as a REIT.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. In addition, a top legislative priority of the Trump administration and Congress has been significant reform of the Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or the market price of our common shares of beneficial interest.

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

Our distributions are not eligible for the lower tax rate on dividends except in limited situations. The tax rate applicable to qualifying corporate dividends received by shareholders taxed at individual rates is a maximum rate of 20%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself had been taxed. As a result, distributions (other than capital gain distributions) paid by us to shareholders taxed at individual rates will generally be subject to the tax rates that are otherwise applicable to ordinary income. Although the earnings of a REIT that are distributed to its shareholders are still generally subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its shareholders net of corporate-level income tax, the treatment of qualifying corporate dividends may make an investment in our securities comparatively less attractive relative to an investment in the shares of other entities which pay dividends but are not formed as REITs.

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

Changes in market conditions could adversely affect the price of our securities. As is the case with any publicly-traded securities, certain factors outside of our control could influence the value of our common shares, Series B preferred shares and any other securities issued in the future. These conditions include, but are not limited to:

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

Higher market interest rates may adversely affect the market price of our securities, and low trading volume on the NYSE may prevent the timely resale of our securities. One of the factors that investors may consider important in deciding whether to buy or sell shares of a REIT is the distribution with respect to such REIT’s shares as a percentage of the price of those shares, relative to market interest rates. If market interest rates rise, prospective purchasers of REIT shares may expect a higher distribution rate in order to maintain their investment. Higher market interest rates would likely increase our borrowing costs and might decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decline. In addition, although our common shares of beneficial interest are listed on the NYSE, the daily trading volume of our shares may be lower than the trading volume for other companies. As a result of lower trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

We are organized as a REIT under Section 856-858 of the Internal Revenue Code and are structured as an UPREIT. We conduct the business of owning, leasing, developing and acquiring real estate properties through our Operating Partnership. These real estate investments are managed by our own employees and by third-party professional real estate management companies on our behalf.

Total Real Estate Rental Revenue

As of April 30, 2017, our real estate portfolio held for investment consisted of 87 multifamily, 29 healthcare and 13 other properties, comprising 76.9%, 17.7% and 5.4%, respectively, of our total real estate portfolio, based on the dollar amount of our original investment plus capital improvements, net of accumulated depreciation, through April 30, 2017. Gross annual rental revenue and percentages of total annual real estate rental revenue by property type for each of the three most recent fiscal years ended April 30, are as follows:

	(in thousands)
Fiscal Year	Gross Revenue
Ended April 30,	Multifamily	%	Healthcare	%	All Other	%	Total
2017	$144,743	70.4%	$49,856	24.2%	$11,139	5.4%	$205,738
2016	$131,149	69.7%	$45,621	24.2%	$11,550	6.1%	$188,320
2015	$118,526	66.1%	$44,153	24.6%	$16,642	9.3%	$179,321

Average Effective Rent

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

	(in dollars)
	Average Effective Rent per unit or square foot(1)
As of April 30,	2017	2016	2015	2014	2013
Multifamily(2)	$883	$844	$829	$783	$744
Healthcare(3)	$20	$20	$16	$17	$16

(1)	Previously reported amounts are not revised for discontinued operations or changes in the composition of the same-store properties pool.
(2)	Monthly rent per unit, calculated as rental revenue, net of free rent, including rent abatements and rent credits, divided by the occupied units as of April 30.
(3)

Annual rental rate per square foot calculated as annualized contractual base rental income, net of free rent and excluding operating expense reimbursements, divided by the leased square footage as of April 30.

Occupancy Rates

Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period. Occupancy levels on a same-store property and all-property basis are shown below for each property type in each of the three most recent fiscal years ended April 30. In the case of multifamily properties, lease terms with individual tenants generally range from month-to-month to one-year leases. Lease terms on healthcare properties generally range from month-to-month to 20 years.

Occupancy Levels on a Same-Store Property and All Property Basis:

Segments	Same-Store Properties			All Properties
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2017	2016	2015	2017	2016	2015
Multifamily	94.2%	94.9%	95.1%	93.1%	90.8%	92.0%
Healthcare	92.1%	95.2%	95.3%	92.8%	89.4%	91.5%

Certain Lending Requirements

In certain instances, in connection with the financing of investment properties, the lender may require, as a condition of the loan, that the properties be owned by a “single asset entity.” Accordingly, we have organized a number of wholly-owned subsidiary entities for the purpose of holding title in an entity that complies with such lending conditions. All financial statements of these subsidiaries are consolidated into our financial statements.

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis and St. Cloud, Minnesota. We also have property management offices located in the states where we own properties. The day-to-day management of our properties is carried out by our own employees and in certain cases by third-party property management companies. In markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when for other reasons particular properties are in our judgment not attractive candidates for self-management, we utilize third-party professional management companies for day-to-day management. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our management contracts are for terms of one year or less and provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts upon 60 days or less notice for cause or upon the property manager’s failure to meet certain specified financial performance goals. With respect to multi-tenant commercial properties, we rely almost exclusively on third-party brokers to locate potential tenants. As compensation, brokers may receive a commission that is generally calculated as a percentage of the net rent to be paid over the term of the lease. We believe that the broker commissions paid by us conform to market and industry standards and are commercially reasonable.

Summary of Real Estate Investment Portfolio

	(in thousands, except percentages)
As of April 30,	2017	%	2016	%	2015	%
Real estate investments
Property owned	$1,677,481		$1,681,471		$1,335,687
Less accumulated depreciation	(340,417)		(312,889)		(279,417)
	$1,337,064	98.6%	$1,368,582	95.0%	$1,056,270	85.5%
Development in progress	—	—%	51,681	3.6%	153,994	12.4%
Unimproved land	18,455	1.4%	20,939	1.4%	25,827	2.1%
Total real estate investments	$1,355,519	100.0%	$1,441,202	100.0%	$1,236,091	100.0%

Summary of Individual Properties Owned as of April 30, 2017

The following table presents information regarding our 129 multifamily, healthcare and other properties held for investment, as well as unimproved land, development properties and properties held for sale as of April 30, 2017. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

		(in thousands)
		Investment
		(initial cost plus	Occupancy
		improvements less	as of
Property Name and Location	Units	impairment)	April 30, 2017
MULTIFAMILY
71 France - Edina, MN(2)(3)	241	$72,481	90.5%
Alps Park - Rapid City, SD(2)	71	6,151	98.6%
Arbors - S Sioux City, NE(2)	192	9,173	97.4%
Arcata - Golden Valley, MN	165	33,218	98.2%
Ashland - Grand Forks, ND(2)	84	8,554	95.2%
Avalon Cove - Rochester, MN	187	35,868	95.7%
Boulder Court - Eagan, MN	115	9,570	97.4%
Brookfield Village - Topeka, KS(2)	160	8,980	96.9%
Canyon Lake - Rapid City, SD(2)	109	6,192	95.4%
Cardinal Point - Grand Forks, ND	251	52,201	95.2%
Cascade Shores - Rochester, MN(2)	90	18,342	97.8%
Castlerock - Billings, MT(2)	166	7,970	91.0%
Chateau I & II - Minot, ND	104	21,192	97.1%
Cimarron Hills - Omaha, NE(2)	234	14,882	98.7%
Colonial Villa - Burnsville, MN	239	22,955	97.1%
Colony - Lincoln, NE(2)	232	18,465	95.7%
Commons and Landing at Southgate - Minot, ND(2)(3)	341	54,282	94.4%
Cottage West Twin Homes - Sioux Falls, SD(2)	50	5,285	96.0%
Cottonwood - Bismarck, ND(2)	268	23,659	91.8%
Country Meadows - Billings, MT(2)	133	10,026	94.0%
Crestview - Bismarck, ND(2)	152	6,594	97.4%
Crown - Rochester, MN(2)	48	4,127	89.6%
Crown Colony - Topeka, KS(2)	220	14,150	95.0%
Crystal Bay - Rochester, MN	76	11,926	97.4%
Cypress Court - St. Cloud, MN(2)(3)	196	20,656	90.8%
Dakota Commons - Williston, ND	44	4,050	97.7%
Deer Ridge - Jamestown, ND(2)	163	24,963	92.0%
Evergreen - Isanti, MN(2)	72	6,934	98.6%
Forest Park - Grand Forks, ND(2)	268	14,457	95.1%
French Creek - Rochester, MN	40	4,955	100.0%
Gables Townhomes - Sioux Falls, SD(2)	24	2,484	91.7%
Gardens - Grand Forks, ND	74	9,316	95.9%
Grand Gateway - St. Cloud, MN	116	9,723	89.7%
GrandeVille at Cascade Lake - Rochester, MN(2)	276	56,671	73.6%
Greenfield - Omaha, NE(2)	96	5,906	91.7%
Heritage Manor - Rochester, MN(2)	182	10,464	95.6%
Homestead Garden - Rapid City, SD(2)	152	15,242	99.3%
Indian Hills - Sioux City, IA	120	7,496	92.5%
Kirkwood Manor - Bismarck, ND(2)	108	4,999	97.2%
Lakeside Village - Lincoln, NE(2)	208	17,911	94.2%
Landmark - Grand Forks, ND	90	2,886	95.6%
Legacy - Grand Forks, ND(2)	360	33,364	86.1%
Legacy Heights - Bismarck, ND	119	15,276	96.6%

		(in thousands)
		Investment
		(initial cost plus	Occupancy
		improvements less	as of
Property Name and Location	Units	impairment)	April 30, 2017
Mariposa - Topeka, KS(2)	54	6,335	96.3%
Meadows - Jamestown, ND	81	6,949	96.3%
Monticello Crossings - Monticello, MN	202	30,526	87.6%
Monticello Village - Monticello, MN(2)	60	5,206	96.7%
Northern Valley - Rochester, MN	16	873	100.0%
North Pointe - Bismarck, ND(2)	73	5,509	94.5%
Northridge - Bismarck, ND(2)	68	8,531	91.2%
Oakmont Estates - Sioux Falls, SD(2)	79	6,422	97.5%
Oakwood Estates - Sioux Falls, SD(2)	160	7,973	97.5%
Olympic Village - Billings, MT(2)	274	15,339	86.5%
Olympik Village - Rochester, MN(2)	140	9,592	94.3%
Oxbow Park - Sioux Falls, SD(2)	120	7,210	95.8%
Park Meadows - Waite Park, MN(2)	360	19,615	91.4%
Pebble Springs - Bismarck, ND(2)	16	962	93.8%
Pinehurst - Billings, MT(2)	21	1,177	90.5%
Plaza - Minot, ND(2)	71	16,425	97.2%
Pointe West - Rapid City, SD(2)	90	5,695	97.8%
Ponds at Heritage Place - Sartell, MN(2)	58	5,384	100.0%
Prairie Winds - Sioux Falls, SD(2)	48	2,606	91.7%
Quarry Ridge - Rochester, MN(2)	313	34,268	93.3%
Red 20 - Minneapolis, MN(2)	130	28,874	98.5%
Regency Park Estates - St. Cloud, MN(2)	145	13,068	93.8%
Renaissance Heights - Williston, ND(2)(3)	288	18,602	62.2%
Ridge Oaks - Sioux City, IA(2)	132	7,102	97.0%
Rimrock West - Billings, MT(2)	78	5,785	96.2%
River Ridge - Bismarck, ND	146	26,050	92.5%
Rocky Meadows - Billings, MT(2)	98	7,851	96.9%
Rum River - Isanti, MN(2)	72	6,014	98.6%
Sherwood - Topeka, KS(2)	300	20,621	97.3%
Sierra Vista - Sioux Falls, SD(2)	44	2,858	95.5%
Silver Springs - Rapid City, SD(2)	52	3,805	94.2%
South Pointe - Minot, ND(2)	196	15,006	90.3%
Southpoint - Grand Forks, ND	96	10,616	95.8%
Southwind - Grand Forks, ND(2)	164	8,916	94.5%
Sunset Trail - Rochester, MN(2)	146	16,367	92.5%
Thomasbrook - Lincoln, NE(2)	264	15,850	97.3%
Valley Park - Grand Forks, ND(2)	167	8,271	95.2%
Villa West - Topeka, KS(2)	308	18,774	97.1%
Village Green - Rochester, MN	36	3,603	94.4%
West Stonehill - Waite Park, MN(2)	312	18,724	94.2%
Westwood Park - Bismarck, ND(2)	65	4,048	90.8%
Whispering Ridge - Omaha, NE(2)	336	28,928	95.5%
Williston Garden - Williston, ND(2)(3)	145	11,811	73.8%
Winchester - Rochester, MN	115	8,882	92.2%
Woodridge - Rochester, MN(2)	110	9,522	95.5%
TOTAL MULTIFAMILY	12,885	$1,260,541	93.1%

		(in thousands)
	Approximate	Investment
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	April 30, 2017
HEALTHCARE
2800 Medical Building - Minneapolis, MN(2)	53,603	$10,002	89.5%
2828 Chicago Avenue - Minneapolis, MN(2)	56,239	17,425	100.0%
Airport Medical - Bloomington, MN(1)	24,218	4,729	100.0%
Billings 2300 Grant Road - Billings, MT	14,705	1,865	100.0%
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN(2)	53,896	10,306	100.0%
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN(2)	36,199	7,080	92.9%
Denfeld Clinic - Duluth, MN(2)	20,512	3,099	100.0%
Eagan 1440 Duckwood Medical - Eagan, MN	17,640	2,624	100.0%
Edina 6363 France Medical - Edina, MN(1)	70,934	16,061	100.0%
Edina 6405 France Medical - Edina, MN(1)	55,478	12,568	100.0%
Edina 6517 Drew Avenue - Edina, MN	12,140	2,436	100.0%
Edina 6525 France SMC II - Edina, MN(1)(2)	67,409	15,668	95.1%
Edina 6545 France SMC I - Edina MN(1)(2)	285,262	85,201	83.1%
Fresenius - Duluth, MN	9,052	1,572	100.0%
Garden View - St. Paul, MN(1)	43,404	8,583	96.6%
Gateway Clinic - Sandstone, MN(2)	12,444	1,776	100.0%
High Pointe Health Campus - Lake Elmo, MN(2)	60,558	14,133	75.5%
Lakeside Medical Plaza - Omaha, NE	27,819	6,113	100.0%
Mariner Clinic - Superior, WI(1)(2)	28,928	4,104	100.0%
Minneapolis 701 25th Avenue Medical - Minneapolis, MN(1)	57,212	9,499	78.3%
Missoula 3050 Great Northern - Missoula, MT	14,640	1,971	100.0%
Park Dental - Brooklyn Center, MN	9,998	2,967	100.0%
Pavilion I - Duluth, MN(1)(2)	45,081	10,534	100.0%
Pavilion II - Duluth, MN(2)	73,000	19,325	100.0%
PrairieCare Medical - Brooklyn Park, MN	70,756	24,457	100.0%
Ritchie Medical Plaza - St Paul, MN	52,116	13,913	86.8%
St Michael Clinic - St Michael, MN	10,796	2,883	100.0%
Trinity at Plaza 16 - Minot, ND(2)	24,795	9,593	100.0%
Wells Clinic - Hibbing, MN(2)	18,810	2,661	100.0%
TOTAL HEALTHCARE	1,327,644	$323,148	94.1%

OTHER
Bismarck 715 East Broadway - Bismarck, ND(2)	22,187	$2,806	100.0%
Bloomington 2000 W 94th Street - Bloomington, MN	100,850	7,552	100.0%
Dakota West Plaza - Minot , ND(2)	16,921	615	64.7%
Lexington Commerce Center - Eagan, MN(2)	90,260	6,906	100.0%
Minot 1400 31st Ave - Minot, ND	48,960	11,573	76.3%
Minot 2505 16th Street SW - Minot, ND	15,000	2,318	100.0%
Minot Arrowhead - Minot, ND	81,594	8,899	96.7%
Minot IPS - Minot, ND	27,698	6,368	100.0%
Minot Southgate Retail - Minot, ND	7,849	2,705	39.1%
Plaza 16 - Minot, ND(2)	50,610	9,597	100.0%
Roseville 3075 Long Lake Road - Roseville, MN	220,557	13,099	83.7%
Urbandale 3900 106th Street - Urbandale, IA(2)	518,161	15,555	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	5,799	100.0%
TOTAL OTHER	1,270,247	$93,792	95.0%
SUBTOTAL	2,610,776	$1,677,481

		(in thousands)
		Investment
		(initial cost plus
		improvements less
Property Name and Location		impairment)
UNIMPROVED LAND
Badger Hills - Rochester, MN		$1,389
Bismarck 4916 - Bismarck, ND		3,295
Bismarck 700 E Main - Bismarck, ND		885
Creekside Crossing - Bismarck, ND		5,005
Grand Forks - Grand Forks, ND		4,280
Isanti Unimproved - Isanti, MN		58
Minot 1525 24th Ave SW - Minot, ND		506
Rapid City Unimproved- Rapid City, SD		1,376
Renaissance Heights - Williston, ND(3)		1,178
Urbandale - Urbandale, IA		113
Weston - Weston, WI		370
TOTAL UNIMPROVED LAND		$18,455

TOTAL UNITS - MULTIFAMILY	12,885
TOTAL SQUARE FOOTAGE - COMMERCIAL	2,610,776
TOTAL REAL ESTATE HELD FOR INVESTMENT		$1,695,936

		(in thousands)
	Approximate	Investment
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage or Units	impairment)	April 30, 2017
HELD FOR SALE
4th Street 4 Plex - Minot, ND(2)	4	$130	100.0%
11th Street 3 Plex - Minot, ND(2)	3	90	100.0%
17 South Main - Minot, ND(2)	2,454	287	0.0%
Apartments on Main - Minot, ND(2)	10	1,352	70.0%
Brooklyn Heights - Minot, ND(2)	72	2,646	95.8%
Colton Heights - Minot, ND(2)	18	1,222	94.4%
Edgewood Vista - Hermantown I, MN(2)(4)	119,349	20,253	100.0%
Edgewood Vista - Hermantown II, MN(4)	160,485	12,178	100.0%
Fairmont - Minot, ND(2)	12	497	91.7%
First Avenue (Apartments) - Minot, ND(5)	20	3,069	100.0%
First Avenue (Office) - Minot, ND(5)	4,427	367	100.0%
Minot Southgate Wells Fargo Bank - Minot, ND	4,998	3,229	100.0%
Pines - Minot, ND(2)	16	520	93.8%
Southview - Minot, ND(2)	24	1,179	91.7%
Summit Park - Minot, ND(2)	95	1,933	90.5%
Temple - Minot, ND(2)	4	226	100.0%
Terrace Heights - Minot, ND(2)	16	547	100.0%
Westridge - Minot, ND(2)	33	2,334	90.9%
TOTAL REAL ESTATE HELD FOR SALE		52,059
TOTAL UNITS	327
TOTAL SQUARE FOOTAGE	291,713

(1)	Real estate not owned in fee; all or a portion is leased under a ground or air rights lease.
(2)	Encumbered by mortgage debt.
(3)

Property owned by a joint venture entity and consolidated in our financial statements. We have an approximately 52.6% ownership in 71 France, 64.1% ownership in Commons & Landing at Southgate, 86.1% ownership in Cypress Court, 86.6% ownership in Renaissance Heights, 70% ownership in Renaissance Heights Unimproved and 69.6% ownership in Williston Garden.

(4)	Properties classified as discontinued operations.
(5)	Single multi-use property.

Mortgages Payable and Line of Credit

As of April 30, 2017, mortgage loans on the above properties, including properties held for sale, totaled $687.2 million. Of this amount, on April 30, 2017, $57.7 million, or 8.4%, is represented by variable rate mortgage loans on which the future interest rate will vary based on changes in the interest rate index for each respective loan. As of April 30, 2017, we believe there are no material defaults or material compliance issues in regards to any of these mortgage loans. Principal payments due on our mortgage indebtedness are as follows:

	(in thousands)
	Mortgage Loans	Mortgage Loans
	on Properties	on Properties
	Held for	Held for
Fiscal Year Ended April 30,	Investment	Sale
2018	$40,777	$16,621
2019	75,918	1,870
2020	93,678	183
2021	136,390	193
2022	87,654	993
Thereafter	231,023	1,943
Total	$665,440	$21,803

On January 31, 2017, our Operating Partnership entered into a credit agreement for a new unsecured, variable interest rate Line of Credit with BMO Harris Bank N.A. as lead agent bank and book runner (the “BMO Line of Credit”). The BMO Line of Credit contains a $250 million accordion option, which exercise is subject to the satisfaction of certain conditions. However, the maximum borrowing capacity of the BMO Line of Credit is based on the value of an unencumbered asset pool (“UAP”). The UAP may not consist of less than 15 properties that meet certain eligibility criteria, and eligible properties may be added and removed from the UAP subject to the satisfaction of certain conditions. The BMO Line of Credit is guaranteed, jointly and severally, by us, the general partner of our Operating Partnership and each subsidiary that owns a UAP property. Borrowings under the BMO Line of Credit accrue interest at a rate based either on a margin percentage over the Lender’s Base Rate, ranging from 0.6% to 1.25%, or on a margin percentage over LIBOR, ranging from 1.6% to 2.25%, based on our total leverage ratio. The BMO Line of Credit has a termination date of January 31, 2021, which may be extended for an additional one year period subject to the satisfaction of certain conditions. The line also requires the payment of customary fees and contains covenants, representations, warranties and events of default customary for credit facilities of this type, including a covenant on a fiscal quarterly-end basis that the consolidated leverage ratio will not be greater than 0.60 to 1.00. Participants, as of April 30, 2017, included the following financial institutions: BMO Harris Bank N.A., KeyBank, National Association, PNC Bank, National Association, Royal Bank of Canada, U.S. Bank National Association, Associated Bank, National Association, Bank of North Dakota and Raymond James Bank, N.A.; with KeyBank, National Association and PNC Bank, National Association as syndication agents and BMO Capital Markets Corp., Keybanc Capital Markets Inc. and PNC Capital Markets, LLC as joint lead arrangers and joint book runners. As of April 30, 2017, the line had a credit limit of $206.0 million, of which $57.1 million was drawn on the line at an interest rate of 2.74%. As of April 30, 2017, we believe we and our Operating Partnership were in compliance with the covenants contained in the BMO Line of Credit.

Future Minimum Lease Receipts

The future minimum lease receipts to be received under leases in place as of April 30, 2017 at healthcare properties held for investment, assuming that no options to renew or buy out the leases are exercised, are as follows:

(in thousands)
Fiscal Year Ended April 30,	Lease Payments
2018	$25,922
2019	24,250
2020	22,695
2021	21,386
2022	19,601
Thereafter	120,772
Total	$234,626

Capital Expenditures

Each year we review the physical condition of each property we own. In order for our properties to remain competitive, attract new tenants and retain existing tenants, we plan for a reasonable amount of capital improvements. For the year ended April 30, 2017, excluding discontinued operations, we spent approximately $42.3 million on capital improvements, tenant improvements and other capital expenditures.

We define recurring capital expenditures as those made on a regular or recurring basis to maintain a property’s competitive position within its market, generally with a depreciable life of 5 to 12 years, but excluding (a) capital expenditures made in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., excluding capital expenditures on non-same-store properties), (b) improvements associated with the expansion or re-development of a building, (c) renovations to a building which change the underlying classification of the building or (d) capital improvements that represent the addition of something new to a property, rather than the replacement of an existing item. We believe that recurring capital expenditures is a useful measure of performance because it provides an indication of the expenses that we can expect to incur on an on-going basis. Non-recurring capital expenditures correspond to major capital expenditures for items such as roof replacements or items that result in something new being added to the property (for example, the addition of a new heating and air conditioning unit that is not replacing one previously there), generally with a depreciable life of 20 to 40 years, and include expenditures completed in the year of acquisition and in subsequent periods until the property is classified as same-store (i.e., including capital expenditures on non-same-store properties). The following table shows total and weighted average per square foot/unit recurring and non-recurring capital expenditures (excluding capital expenditures recoverable from tenants and capital expenditures at properties sold or classified as held for sale during the period), and, for our same-store healthcare segment, tenant improvements and leasing costs, for the three years ended April 30, 2017, 2016 and 2015.

	(in thousands except per SF or Unit data)
	Years Ended April 30,
	2017		2016		2015
		Cost/SF		Cost/SF		Cost/SF
	Amount	or Unit	Amount	or Unit	Amount	or Unit
Multifamily Properties:

Recurring capital expenditures	$4,402	$419	$5,553	$564	$5,444	$550
Non-recurring capital expenditures, excluding revenue generating expenditures	9,637	748	9,083	701	9,663	815
Total recurring and non-recurring capital expenditures	14,039	1,167	14,636	1,265	15,107	1,365

Revenue generating expenditures(1)	$16,782	$9,346	$4,463	$7,553	$—	$—

Healthcare Properties:

Non-Recoverable Capital Expenditures
Recurring capital expenditures	$—	$—	$—	$—	$691	$0.24
Non-recurring capital expenditures	94	0.07	77	0.05	821	0.28
Tenant improvements at same-store properties	2,566	2.19	1,073	0.83	1,427	0.50
Leasing costs at same-store properties	1,070	0.91	554	0.43	353	0.12
(1)	Amount represents total spent on completed and in-progress units during the period. Cost per unit represents the average amount spent on completed units during the period.

Contracts or Options to Purchase

We have granted options to purchase certain of our healthcare and industrial properties to tenants under their lease agreements. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2017, our properties subject to purchase options are as follows:

	(in thousands)
		Gross Rental Revenue
Property	Investment Cost	2017	2016	2015
St. Michael Clinic - St. Michael, MN	$2,883	$260	$256	$253
PrairieCare – Brooklyn Park, MN	24,457	2,487	1,564	—
Total	$27,340	$2,747	$1,820	$253

Properties by State

The following table presents, as of April 30, 2017, the total amount of property held for investment, net of accumulated depreciation, by state:

	(in thousands)
State	Multifamily	Healthcare	Other	Total	% of Total
Minnesota	$453,502	$216,595	$25,933	$696,030	52.1%
North Dakota	344,078	8,315	33,964	386,357	28.9%
Nebraska	88,709	5,886	—	94,595	7.1%
South Dakota	53,372	—	—	53,372	4.0%
Kansas	49,087	—	—	49,087	3.7%
Montana	28,991	3,404	—	32,395	2.4%
Iowa	10,210	—	12,209	22,419	1.6%
Wisconsin	—	2,809	—	2,809	0.2%
Total	$1,027,949	$237,009	$72,106	$1,337,064	100.0%

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Share and Distribution Data

Our common shares of beneficial interest trade on the NYSE under the symbol “IRET.” The following table shows the high and low sales prices for our common shares for the periods indicated, as reported by the NYSE, and the distributions per common share and limited partnership unit declared with respect to each period.

			Distributions Declared
Quarter Ended	High	Low	(per share and unit)
April 30, 2017	$6.61	$5.67	$0.07
January 31, 2017	7.20	5.81	0.13
October 31, 2016	6.67	5.67	0.13
July 31, 2016	6.63	6.01	0.13

			Distributions Declared
Quarter Ended	High	Low	(per share and unit)
April 30, 2016	$7.48	$5.97	$0.13
January 31, 2016	8.39	6.24	0.13
October 31, 2015	8.16	6.51	0.13
July 31, 2015	7.44	6.93	0.13

We pay quarterly distributions to our common shareholders and unitholders, at the discretion of our Board of Trustees, based on our funds from operations, financial condition and capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deems relevant. Since July 1, 1971, we have paid quarterly cash distributions in the months of January, April, July and October.

Shareholders

As of June 22, 2017, there were approximately 3,406 common shareholders of record.

Unregistered Sales of Shares

Under the terms of IRET Properties’ Agreement of Limited Partnership, limited partners have the right to require the IRET Properties to redeem their limited partnership units for cash generally any time following the first anniversary of the date they acquired such units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to redeem such units by either making a cash payment or exchanging the units for our common shares, on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including that the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 1,000 units, or, if such limited partner holds less than 1,000 units, for less than all of the units held by such limited partner. IRET Properties and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

During the fiscal years ended April 30, 2017, 2016 and 2015, respectively, we issued an aggregate of 304,709, 36,156 and 471,800 unregistered common shares to limited partners of IRET Properties upon exercise of their Exchange Rights for an equal number of units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
		Average Price	Purchased as Part of	May Yet Be Purchased
	Total Number of	Paid per	Publicly Announced	Under the Plans or
Period	Shares Purchased(1)	Share	Plans or Programs	Programs(2)
February 1 - 28, 2017	—	$—	—	$50,000,000
March 1 - 31, 2017	777,362	5.77	777,362	45,499,769
April 1 - 30, 2017	5,990	6.07	190	45,498,663
Total	783,352	$5.77	777,552
(1)	Includes 5,800 shares surrendered to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted shares.
(2)

As disclosed in our Form 10-Q for the fiscal quarter ended January 31, 2017, represents amounts outstanding under our $50,000,000 share repurchase program, which was authorized by our Board of Trustees on December 7, 2016 and expires after a one year period

Comparative Stock Performance

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

Set forth below is a graph that compares, for the five fiscal years commencing May 1, 2012 and ending April 30, 2017, the cumulative total returns for our common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”) and the FTSE NAREIT Equity REITs Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market.

The performance graph assumes that at the close of trading on April 30, 2012, the last trading day of fiscal year 2012, $100 was invested in our common shares and in each of the indexes. The comparison assumes the reinvestment of all distributions. Cumulative total shareholder returns for our common shares, the S&P 500 and the FTSE NAREIT Equity REITs Index are based on our fiscal year ending April 30.

Total Return Performance
Investors Real Estate Trust
S&P 500 Index
FTSE NAREIT Equity REITs
Index Value
200
180
160
140
120
100
04/30/12
04/30/13
04/30/14
04/30/15
04/30/16
04/30/17

	FY12	FY13	FY14	FY15	FY16	FY17
Investors Real Estate Trust	100.00	143.35	136.63	119.72	108.21	114.26
S&P 500	100.00	116.89	140.78	159.05	160.97	189.81
FTSE NAREIT Equity REITs	100.00	119.55	120.59	136.74	147.49	156.67

Source:  S&P Global Market Intelligence

Item 6. Selected Financial Data

Set forth below is selected financial data on a historical basis for the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	2017	2016	2015	2014	2013
Consolidated Income Statement Data
Revenue	$205,738	$188,320	$179,321	$164,590	$149,572
Impairment of real estate investments in continuing and discontinued operations	$57,028	$5,983	$6,105	$44,426	$—
(Loss) gain on debt extinguishment in continuing and discontinued operations	$(4,889)	$29,230	$—	$—	$—
Gain on sale of discontinued operations and real estate and other investments	$74,847	$33,422	$6,093	$6,948	$—
(Loss) income from continuing operations	$(38,150)	$17,105	$17,330	$4,136	$12,275
Income (loss) from discontinued operations	$68,675	$59,497	$11,354	$(21,076)	$17,697
Net income (loss)	$30,525	$76,602	$28,684	$(16,940)	$29,972
Net (income) loss attributable to noncontrolling interests – Operating Partnership	$(4,059)	$(7,032)	$(1,526)	$4,676	$(3,633)
Net income (loss) attributable to Investors Real Estate Trust	$43,347	$72,006	$24,087	$(13,174)	$25,530
Consolidated Balance Sheet Data
Total real estate investments	$1,355,519	$1,441,202	$1,236,091	$1,094,733	$1,046,933
Total assets	$1,474,514	$1,755,022	$1,992,092	$1,862,990	$1,882,566
Mortgages payable	$661,960	$812,393	$592,578	$600,147	$633,364
Revolving lines of credit	$57,050	$17,500	$60,500	$22,500	$10,000
Total Investors Real Estate Trust shareholders’ equity	$560,937	$618,758	$652,110	$592,184	$612,787

Consolidated Per Common Share Data (basic and diluted)
Income (loss) from continuing operations – Investors Real Estate Trust	$(0.24)	$0.06	$0.02	$(0.06)	$0.02
Income (loss) from discontinued operations – Investors Real Estate Trust	$0.50	$0.43	$0.09	$(0.17)	$0.15
Net income (loss)	$0.26	$0.49	$0.11	$(0.23)	$0.17
Distributions	$0.46	$0.52	$0.52	$0.52	$0.52

CALENDAR YEAR	2016	2015	2014	2013	2012
Tax status of distributions
Capital gain	87.57%	11.99%	23.09%	3.09%	2.41%
Ordinary income	12.43%	36.28%	25.74%	28.41%	23.17%
Return of capital	—%	51.73%	51.17%	68.50%	74.42%

For the fiscal year ended April 30, 2017, we recognized approximately $70 million of net capital gain for federal income tax purposes. We designate the entire $70 million of net capital gain as capital gain dividends.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K. We operate on a fiscal year ending on April 30. The following discussion and analysis is for the fiscal year ended April 30, 2017.

Overview

We are a self-advised equity REIT engaged in owning and operating income-producing real properties. Our investments include multifamily, healthcare and other properties located primarily in the Midwest states of Minnesota and North Dakota. In June 2016, we announced our intention to transition toward becoming a pure play multifamily REIT and our intention to sell our remaining commercial properties, which consist primarily of healthcare properties.

As of April 30, 2017, we held for investment 87 multifamily properties containing 12,885 apartment units and having a total real estate investment amount net of accumulated depreciation of $1.0 billion, and 42 commercial properties, consisting of healthcare, industrial, office and retail, containing approximately 2.6 million square feet of leasable space and having a total real estate investment amount net of accumulated depreciation of $309.1 million. As of April 30, 2017, we held for sale 13 multifamily properties, consisting of 327 units, and 4 commercial properties.

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

Other intangible assets acquired include amounts for in-place lease values that are based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, consideration of current market conditions and costs to execute similar leases. We also consider information about each property obtained during our pre-

acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

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

Real Estate Held For Sale.  Properties are classified as held for sale when they meet the necessary criteria, which include: (a) management, having the authority to approve the action, commits to a plan to sell the asset and (b) the sale of the asset is probable and expected to be completed within one year. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.

We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205 - Presentation of Financial Statements and ASC 360 - Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

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

Allowance for Doubtful Accounts. We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts (approximately $210,000 as of April 30, 2017) for estimated losses resulting from the inability of tenants to make required payments under their respective lease agreements. We also maintain an allowance for deferred rents receivable arising from the straight-lining of rents (approximately $340,000 as of April 30, 2017). The straight-lining of rents receivable arises from earnings recognized in excess of amounts currently due under lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. If estimates differ from actual results, reported results would be impacted.

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

Income Taxes. We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains, as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to distribute to our shareholders 100% of our taxable income. Therefore, no provision for Federal income taxes is required. If we fail to distribute the required amount of income to our shareholders, we would fail to qualify as a REIT and substantial adverse tax consequences may result.

We have one TRS, acquired during fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For fiscal year 2017, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2017, 2016 and 2015.

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

Fiscal 2017 Significant Events and Transactions

During fiscal year 2017, we have successfully completed the following significant transactions, including development, disposition and financing transactions, and experienced the following significant events:

Implementation of our Strategic Plan:

In June 2016, we announced our intention to transition toward becoming a pure play multifamily REIT and to sell our remaining commercial properties. During fiscal year 2017, we sold 32 of our 34 senior housing properties, 2 medical office properties, 1 retail property and 1 industrial property as part of our strategic plan.

Acquisitions, Dispositions and Development Project Placed in Service:

During fiscal year 2017, we purchased the remaining 41.41% noncontrolling interest in the joint venture entity that owns the Red 20 multifamily property for a purchase price of $4.9 million and we added approximately 443 apartment units to our multifamily portfolio, through the placement in service of our 71 France and Monticello Crossings multifamily development projects. 71 France is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

During fiscal year 2017, we sold 1 multifamily property, 32 senior housing properties, 2 medical office properties, 1 retail property, 1 industrial property and 2 parcels of unimproved land for sales prices totaling $286.9 million.

Share Repurchase Program:

On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares and/or Series B preferred shares over a one year period. Under this program, we may repurchase the shares in open-market purchases including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with federal securities law requirements. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time. During the fiscal year ended April 30, 2017, we repurchased approximately 778,000 common shares through open market purchases for an aggregate total of approximately $4.5 million.

Redemption of Series A Preferred Shares:

On September 1, 2016, our Board of Trustees authorized the redemption of all of the Series A preferred shares. On November 1, 2016, we delivered notice to holders of the Series A preferred shares that we intended to redeem all 1,150,000 Series A preferred shares at a redemption price equal to $25.00 per share plus any accrued but unpaid distributions per share up to and including the redemption date of December 2, 2016. On December 2, 2016, we completed the redemption of the Series A preferred shares for an aggregate redemption price of $29.2 million, and such shares are no longer deemed outstanding as of such date and were delisted from trading on the NYSE.

New Credit Agreement:

In January 2017, our Operating Partnership entered into a credit agreement for a new unsecured, variable interest rate Line of Credit with BMO Harris Bank N.A. as lead agent bank and book runner (the “BMO Line of Credit”). The BMO Line of Credit contains a $250 million accordion option, which exercise is subject to the satisfaction of certain conditions. However, the maximum borrowing capacity of the BMO Line of Credit is based on the value of an unencumbered asset pool (“UAP”). The UAP may not consist of less than 15 properties that meet certain eligibility criteria, and eligible properties may be added and removed from the UAP subject to the satisfaction of certain conditions. The BMO Line of Credit is guaranteed, jointly and severally, by us, the general partner of our Operating Partnership and each subsidiary that owns a UAP property. Borrowings under the BMO Line of Credit accrue interest at a rate based either on a margin percentage over the Lender’s Base Rate, ranging from 0.6% to 1.25%, or on a margin percentage over LIBOR, ranging from 1.6% to 2.25%, based on our total leverage ratio. The BMO Line of Credit has a termination date of January 31, 2021, which may be extended for an additional one year period subject to the satisfaction of certain conditions. The line also requires the payment of customary fees and contains covenants, representations, warranties and events of default customary for credit facilities of this type, including a covenant on a fiscal quarterly-end basis that the consolidated leverage ratio will not be greater than 0.60 to 1.00. Participants, as of April 30, 2017, included the following financial institutions: BMO Harris Bank N.A., KeyBank, National Association, PNC Bank, National Association, Royal Bank of Canada, U.S. Bank National Association, Associated Bank, National Association, Bank of North Dakota and Raymond James Bank, N.A.; with KeyBank, National Association and PNC Bank, National Association as syndication agents and BMO Capital Markets Corp., Keybanc Capital Markets Inc. and PNC Capital Markets, LLC as joint lead arrangers and joint book runners. As of April 30, 2017, the line had a credit limit of $206.0 million, of which $57.1 million was drawn on the line at an interest rate of 2.74%.

Adjusted the Dividend:

Our Board of Trustees adjusted the quarterly per share/unit dividend effective with the dividend paid on January 3, 2017 from $0.13 to $0.07.

Changes in our Executive Officers:

On August 1, 2016, Mark W. Reiling resigned as Executive Vice President and Chief Investment Officer. On August 8, 2016, the Board of Trustees appointed Mark O. Decker, Jr., as our President and Chief Investment Officer.

On April 27, 2017, Timothy P. Mihalick resigned as Chief Executive Officer and Diane K. Bryantt resigned as Executive Vice President and Chief Operating Officer. Also on April 27, 2017, Ted E. Holmes, Executive Vice President and Chief Financial Officer and Michael A. Bosh, Executive Vice President, General Counsel and Assistant Secretary, notified the Board of their intention to resign their respective positions. The Company entered into separate retention arrangements with Mr. Holmes and Mr. Bosh pursuant to which they have agreed to remain with the Company until July 31, 2017, the end of the Company’s first fiscal quarter, to assist in transition matters.

On April 27, 2017, the Board of Trustees appointed Mark O. Decker, Jr., our President and Chief Investment Officer, to the additional position of Chief Executive Officer, effective immediately. On April 27, 2017, the Board of Trustees appointed John A. Kirchmann as the Company’s Executive Vice President effective April 30, 2017. Mr. Kirchmann is expected to become the Company’s Chief Financial Officer following the departure of Mr. Holmes. On April 27, 2017, the Board of Trustees appointed Anne Olson as the Company’s Executive Vice President, General Counsel and Secretary effective April 30, 2017.

Changes in our Board of Trustees:

On June 22, 2016, trustee Stephen L. Stenehjem notified our Board of Trustees that he did not intend to stand for re-election at the Annual Shareholder Meeting on September 20, 2016. On January 20, 2017, Jeffrey K. Woodbury resigned from our Board of Trustees.

On April 27, 2017, Jeffrey L. Miller stepped down from his position Chairman of the Board of Trustees. Mr. Miller will continue as a member of the Board of Trustees. The Board of Trustees appointed Jeffrey P. Caira to succeed Mr. Miller as Chairman of the Board of Trustees, effective immediately. Also on April 27, 2017, Timothy P. Mihalick resigned as a trustee and the Board of Trustees appointed Mark O. Decker, Jr. as a trustee.

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

We experienced generally stable trends across most of our apartment investments during the quarter ended April 30, 2017, except in certain commodity and supply impacted markets. Our ability to maintain occupancy levels and raise rents remains dependent on continued healthy employment and wage growth. We continue to observe considerable multifamily development activity in our markets, and as this new construction is completed, we will experience increased competition for residents. Many existing apartment owners of modestly older properties are making significant upgrades to their units and raising rents.

Our healthcare segment consists of medical office properties. The same-store healthcare segment remains stable with occupancy at 92.1%. A significant portion of our medical office portfolio is on campus and located in the Minneapolis Metropolitan Statistical Area (“MSA”) which had an 8.8% on campus vacancy rate as of the fourth calendar quarter of 2016 according to Colliers International

Same-Store and Non-Same-Store Properties

Throughout this Annual Report on Form 10-K, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared (except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties classified as held for sale and development or re-development properties which have not achieved a target level of occupancy of 90% for multifamily properties and 85% for commercial properties).

For the comparison of fiscal years ended April 30, 2017 and 2016, all or a portion of 52 properties were non-same-store, of which non-same-store properties 12 were redevelopment or in-service development properties. For the fiscal year 2017 to 2016 comparison, all or a portion of 18 properties were added to non-same-store, all or a portion of 8 properties were moved to same-store compared to the designations for the fiscal year 2016 to 2015 comparison and 18 non-same-store properties from the fiscal year 2016 to 2015 comparison were sold. For the comparison of fiscal years 2016 and 2015, all or a portion of 60 properties were non-same-store, of which non-same-store properties 16 were redevelopment or in-service development properties.

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

RESULTS OF OPERATIONS

Consolidated Results of Operations

The discussion that follows is based on our consolidated results of operations for the fiscal years ended April 30, 2017, 2016 and 2015.

	(in thousands)
	Year Ended April 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Real estate rentals	$186,837	$170,698	$159,969	$16,139	9.5%	$10,729	6.7%
Tenant reimbursement	18,901	17,622	19,352	1,279	7.3%	(1,730)	(8.9)%
TOTAL REVENUE	205,738	188,320	179,321	17,418	9.2%	8,999	5.0%
Property operating expenses, excluding real estate taxes	64,768	58,859	53,535	5,909	10.0%	5,324	9.9%
Real estate taxes	23,587	20,241	19,602	3,346	16.5%	639	3.3%
Depreciation and amortization	55,009	49,832	42,784	5,177	10.4%	7,048	16.5%
Impairment of real estate investments	57,028	5,543	4,663	51,485	928.8%	880	18.9%
General and administrative expenses	12,075	11,267	11,824	808	7.2%	(557)	(4.7)%
Acquisition and investment related costs	3,276	830	362	2,446	294.7%	468	129.3%
Other expenses	3,796	2,231	1,647	1,565	70.2%	584	35.5%
TOTAL EXPENSES	219,539	148,803	134,417	70,736	47.5%	14,386	10.7%
Operating (loss) income	(13,801)	39,517	44,904	(53,318)	(135.0)%	(5,387)	(12.0)%
Interest expense	(41,127)	(35,768)	(34,447)	(5,359)	15.0%	(1,321)	3.8%
Loss on extinguishment of debt	(3,099)	(106)	—	(2,993)	2,823.6%	(106)	—%
Interest income	369	81	62	288	355.6%	19	30.6%
Other income	807	317	718	490	154.6%	(401)	(55.8)%
(Loss) income before gain on sale of real estate and other investments and income from discontinued operations	(56,851)	4,041	11,237	(60,892)	(1,506.9)%	(7,196)	(64.0)%
Gain on sale of real estate and other investments	18,701	9,640	6,093	9,061	94.0%	3,547	58.2%
Gain on bargain purchase	—	3,424	—	(3,424)	(100.0)%	3,424	—%
(Loss) income from continuing operations	(38,150)	17,105	17,330	(55,255)	(323.0)%	(225)	(1.3)%
Income from discontinued operations	68,675	59,497	11,354	9,178	15.4%	48,143	424.0%
NET INCOME	30,525	76,602	28,684	(46,077)	(60.2)%	47,918	167.1%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(4,059)	(7,032)	(1,526)	2,973	(42.3)%	(5,506)	360.8%
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	16,881	2,436	(3,071)	14,445	593.0%	5,507	(179.3)%
Net income attributable to Investors Real Estate Trust	43,347	72,006	24,087	(28,659)	(39.8)%	47,919	198.9%
Dividends to preferred shareholders	(10,546)	(11,514)	(11,514)	968	(8.4)%	—	—%
Redemption of Preferred Shares	(1,435)	—	—	(1,435)	—%	—	—%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,366	$60,492	$12,573	(29,126)	(48.2)%	47,919	381.1%

Revenues.  Total revenues increased by 9.2% to $205.7 million in fiscal year 2017, compared to $188.3 million in fiscal year 2016. Total revenues increased by 5.0% to $188.3 million in fiscal year 2016, compared to $179.3 million in fiscal year 2015. These increases were primarily attributable to the addition of new income-producing real estate properties.

For fiscal year 2017, the increase in revenue of $17.4 million resulted from:

(in thousands)
Revenue primarily from properties acquired and development projects placed in service in fiscal year 2017	$1,131
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	19,999
Decrease in revenue from same-store properties, excluding straight line rent(1)	(2,954)
Net change in straight line rent on same-store properties(1)	1,073
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2017 and 2016	(1,831)
Net increase in total revenue	$17,418

(1)	See analysis of NOI by segment below for additional information.

For fiscal year 2016, the increase in revenue of $9.0 million resulted from:

(in thousands)
Revenue primarily from properties acquired and development projects placed in service in fiscal year 2016	$8,791
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2015	7,891
Increase in revenue from same-store properties, excluding straight line rent(1)	(210)
Net change in straight line rent on same-store properties(1)	(202)
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2016 and 2015	(7,271)
Net increase in total revenue	$8,999

(1)	See analysis of NOI by segment below for additional information.

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 10.0% to $64.8 million in fiscal year 2017 compared to $58.9 million in fiscal year 2016. $3.5 million of the increase was attributable to non-same-store properties. Same-store properties accounted for $2.4 million of the increase, which was primarily driven by a $1.4 million increase in snow removal costs and other maintenance items and an increase of $713,000 in the provision for bad debts.

Property operating expenses, excluding real estate taxes, increased by 9.9% to $58.9 million in fiscal year 2016 compared to $53.5 million in fiscal year 2015. $4.0 million of the increase was attributable to non-same-store properties. Same-store properties accounted for $1.3 million of the increase, which was primarily driven by increased labor costs in certain of our markets and general maintenance expense.

Real Estate Taxes.  Real estate taxes increased by 16.5% to $23.6 million in fiscal year 2017 compared to $20.2 million in fiscal year 2016. An increase of $2.5 million was attributable to the addition of new income-producing real estate properties, while same-store properties saw an increase of approximately $797,000 compared to the prior fiscal year.

Real estate taxes increased by 3.3% to $20.2 million in fiscal year 2016 compared to $19.6 million in fiscal year 2015. An increase of $732,000 was attributable to the addition of new income-producing real estate properties, while same-store properties realized a decrease of $93,000 when compared to the prior fiscal year.

Depreciation and Amortization.  Depreciation and amortization increased by 10.4% to $55.0 million in fiscal year 2017, compared to $49.8 million in fiscal year 2016. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements during fiscal years 2017 and 2016.

Depreciation and amortization increased by 16.5% to $49.8 million in fiscal year 2016, compared to $42.8 million in fiscal year 2015. This increase was primarily attributable to the addition of depreciable assets from acquisitions, development projects placed in service, capital improvements and tenant improvements during fiscal years 2016 and 2015.

Impairment of Real Estate Investments.  During fiscal years 2017, 2016 and 2015, we incurred impairment losses of $57.0 million, $5.5 million and $4.7 million, respectively, in continuing operations. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information.

General and Administrative Expenses.  General and administrative expenses increased by 7.2% to $12.1 million in fiscal year 2017, compared to $11.3 million in fiscal year 2016. This increase is primarily a result of severance costs for departing officers and employees, net of a decrease in share based compensation expense due to forfeitures, as well as an increase in health insurance expense.

General and administrative expenses decreased by 4.7% to $11.3 million in fiscal year 2016, compared to $11.8 million in fiscal year 2015, primarily due to a decrease in compensation expense.

Acquisition and Investment Related Costs.  Acquisition and investment related costs in fiscal years 2017, 2016 and 2015 were $3.3 million, $830,000 and $362,000, respectively. The increase between years was primarily due to the write-off of development pursuit costs.

Other Expenses.  Other expenses increased 70.2% to $3.8 million in fiscal year 2017, compared to $2.2 million in fiscal year 2016, primarily due to increased legal and consulting expenses. Other expenses increased 35.5% to $2.2 million in fiscal year 2016, compared to $1.6 million in fiscal year 2015, primarily due to increased legal and consulting expenses.

Interest Expense.  Interest expense increased 15.0% to $41.1 million in fiscal year 2017, compared to $35.8 million in fiscal year 2016, primarily due to an increase in mortgage interest net of a decrease in capitalized construction interest and a decrease in interest on construction loans.

Interest expense increased 3.8% to $35.8 million in fiscal year 2016, compared to $34.4 million in fiscal year 2015, primarily due to an increase in mortgage interest and interest on construction loans net of a decrease in interest expense on our line of credit.

Interest Income and Other Income.  We recorded interest income in fiscal years 2017, 2016 and 2015 of approximately $369,000, $81,000 and $62,000, respectively. The increase in interest income from fiscal year 2016 to fiscal year 2017 was primarily due to interest earned on notes receivable from our joint venture partners.

Other income consists of real estate tax appeal refunds and other miscellaneous income. We earned other income in fiscal years 2017, 2016 and 2015 of $807,000, $317,000 and $718,000, respectively. The higher amount of other income in fiscal years 2017 and 2015 was primarily due to an increase in real estate tax appeal and other refunds.

Gain on Sale of Real Estate and Other Investments.  In fiscal years 2017, 2016 and 2015, we recorded gains on sale of real estate and other investments in continuing operations of $18.7 million, $9.6 million and $6.1 million, respectively.

Gain on Bargain Purchase.    On March 22, 2016, we acquired a multifamily property in Rochester, MN, which had a fair value at acquisition of approximately $36.3 million, as appraised by a third party. The consideration exchanged for the property consisted of $15.0 million cash and approximately 2.5 million units, valued at approximately $17.8 million. The fair value of the units was based on the closing market price of our common stock on the acquisition date of $7.09 per share. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired exceeded the total of the fair value of the consideration paid by approximately $3.4 million. The seller accepted consideration below the fair value of the property in order to do a partial tax-deferred exchange for units.

Income from Discontinued Operations.  Income from discontinued operations in fiscal years 2017, 2016 and 2015 was $68.7 million, $59.5 million and $11.4 million, respectively. We realized a gain on sale of discontinued operations for fiscal years 2017, 2016 and 2015 of $56.1 million, $23.8 million and $0, respectively. See Note 12 of the Notes to Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of April 30, 2017 compared to April 30, 2016 decreased 0.7% in our multifamily segment and decreased 3.1% in our healthcare segment on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Properties and All Properties Basis:

	Same-Store Properties			All Properties
	As of April 30,			As of April 30,
Segments	2017	2016	2015	2017	2016	2015
Multifamily	94.2%	94.9%	95.1%	93.1%	90.8%	92.0%
Healthcare	92.1%	95.2%	95.3%	92.8%	89.4%	91.5%

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

The following tables show real estate revenues, real estate operating expenses, and NOI by reportable operating segment for fiscal years 2017, 2016 and 2015. For a reconciliation of net operating income of reportable segments to net income as reported, see Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K.

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

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in fiscal years 2017, 2016 and 2015.

	Year Ended April 30,
			2017 vs 2016				2016 vs 2015
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
All Segments

Real estate revenue
Same-store	$157,560	$159,441	$(1,881)	(1.2)%	$153,010	$153,422	$(412)	(0.3)%
Non-same-store(1)	48,178	28,879	19,299	66.8%	35,310	25,899	9,411	36.3%
Total	$205,738	$188,320	$17,418	9.2%	$188,320	$179,321	$8,999	5.0%

Real estate expenses
Same-store	$70,608	$67,379	$3,229	4.8%	$63,897	$62,701	$1,196	1.9%
Non-same-store(1)	17,747	11,721	6,026	51.4%	15,203	10,436	4,767	45.7%
Total	$88,355	$79,100	$9,255	11.7%	$79,100	$73,137	$5,963	8.2%

Net operating income
Same-store	$86,952	$92,062	$(5,110)	(5.6)%	$89,113	$90,721	$(1,608)	(1.8)%
Non-same-store(1)	30,431	17,158	13,273	77.4%	20,107	15,463	4,644	30.0%
Total	$117,383	$109,220	$8,163	7.5%	$109,220	$106,184	$3,036	2.9%
Depreciation/amortization	(55,009)	(49,832)			(49,832)	(42,784)
Impairment of real estate investments	(57,028)	(5,543)			(5,543)	(4,663)
General and administrative expenses	(12,075)	(11,267)			(11,267)	(11,824)
Acquisition and investment related costs	(3,276)	(830)			(830)	(362)
Other expenses	(3,796)	(2,231)			(2,231)	(1,647)
Interest expense	(41,127)	(35,768)			(35,768)	(34,447)
Loss on debt extinguishment	(3,099)	(106)			(106)	—
Interest and other income	1,176	398			398	780
(Loss) income before gain on sale of real estate and other investments and income from discontinued operations	(56,851)	4,041			4,041	11,237
Gain on sale of real estate and other investments	18,701	9,640			9,640	6,093
Gain on bargain purchase	—	3,424			3,424	—
(Loss) income from continuing operations	(38,150)	17,105			17,105	17,330
Income from discontinued operations(2)	68,675	59,497			59,497	11,354
Net income	$30,525	$76,602			$76,602	$28,684

(1)	Non-same-store properties consist of the following properties for the comparative periods of fiscal years 2017 and 2016 (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -

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

Total number of units, 2,374.

	Healthcare -	Edina 6525 Drew Ave, Edina, MN; Edina 6565 France SMC III, Edina, MN; Lakeside Medical Plaza, Omaha, NE and PrairieCare Medical, Brooklyn Park, MN. Total rentable square footage, 156,211.
	Other -	Minot Southgate Retail, Minot, ND and Roseville 3075 Long Lake Road, Roseville, MN. Total rentable square footage, 228,406.

Held for Sale -	Multifamily -

11th Street 3 Plex, Minot, ND; 4th Street 4 Plex, Minot, ND; Apartments on Main, Minot, ND; Brooklyn Heights, Minot, ND; Colton Heights, Minot, ND; Fairmont, Minot, ND; First Avenue, Minot, ND; Pines, Minot, ND; Southview, Minot, ND; Summit Park, Minot, ND; Temple, Minot, ND; Terrace Heights, Minot, ND and Westridge, Minot, ND.

Total number of units, 327.

	Other -	17 South Main, Minot, ND; 1st Avenue Building, Minot, ND and Minot Southgate Wells Fargo Bank. Total rentable square footage, 11,879.
Total NOI for held for sale properties for the fiscal years ended April 30, 2017 and 2016, respectively, $1,503 and $1,972.

Sold -	Multifamily -

Campus Center, St. Cloud, MN; Campus Heights, St. Cloud, MN; Campus Knoll, St. Cloud, MN; Campus Plaza, St. Cloud, MN; Campus Side, St. Cloud, MN; Campus View, St. Cloud, MN; Cornerstone, St. Cloud, MN; Pinecone Villas, Sartell, MN and University Park Place, St. Cloud, MN.

	Healthcare -	Healtheast St. John & Woodwinds, Maplewood and Woodbury, MN; Nebraska Orthopaedic Hospital, Omaha, NE and Sartell 2000 23rd St, Sartell, MN.

	Other -	Grand Forks Carmike, Grand Forks, ND; Minot Arrowhead First International, Minot, ND; Minot Plaza, Minot, ND; Stone Container, Fargo, ND and Thresher Square, Minneapolis, MN.
Total NOI for sold properties for the fiscal years ended April 30, 2017 and 2016, respectively, $5,586 and $5,689.

(2)	Non-same-store properties consist of the following properties for the comparative periods of fiscal years 2016 and 2015 (re-development and in-service development properties are listed in bold type):
Held for Investment -	Multifamily -

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
Held for Sale at April 30, 2017: EV Hermantown I and II.

2017 Dispositions: Casper 1930 E 12th St, Casper 3955 E 12th St, Cheyenne 4010 N College Dr, Cheyenne 4606 N College Dr, Edgewood Vista (“EV”) Belgrade, EV Billings, EV Bismarck, EV Brainerd, EV Columbus, EV East Grand Forks, EV Fargo, EV Fremont, EV Grand Island, EV Hastings, EV Kalispell, EV Minot, EV Missoula, EV Norfolk, EV Omaha, EV Sioux Falls, EV Spearfish, EV Virginia, Laramie 1072 N 22nd St, Legends at Heritage Place, Spring Creek (“SC”) American Falls, SC Boise, SC Eagle, SC Fruitland, SC Meridian, SC Overland, SC Soda Springs and SC Ustick.

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

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment decreased by 1.5% or $1.6 million in the twelve months ended April 30, 2017 compared to the same period in the prior fiscal year. A decrease of $2.0 million was attributable to increased vacancy, primarily in our energy impacted markets of Williston, North Dakota and Minot, North Dakota. This decrease in revenue was offset by an increase of $1.1 million that was the result of a ratio utility billings system implemented in the current year to recapture tenant utility expenses.

Real estate expenses at same-store properties increased by 2.4% or $1.2 million in the twelve months ended April 30, 2017 compared to the same period in the prior fiscal year. The primary factors were increased administrative and maintenance expenses of $810,000 and $911,000, respectively, due to increased labor costs and snow removal. These increases were offset by a decrease in insurance expenses of $267,000, due to a decrease in insurance premiums as well as a decrease in deductibles paid on insurance claims.

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

	Years Ended April 30
			2017 vs 2016				2016 vs 2015
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$110,019	$111,644	$(1,625)	(1.5)%	$102,694	$103,238	$(544)	(0.5)%
Non-same-store	34,724	19,505	15,219	78.0%	28,455	15,288	13,167	86.1%
Total	$144,743	$131,149	$13,594	10.4%	$131,149	$118,526	$12,623	10.6%

Real estate expenses(1)
Same-store	$48,896	$47,746	$1,150	2.4%	$44,226	$42,414	$1,812	4.3%
Non-same-store	14,396	9,384	5,012	53.4%	12,904	6,254	6,650	106.3%
Total	$63,292	$57,130	$6,162	10.8%	$57,130	$48,668	$8,462	17.4%

Net operating income
Same-store	$61,123	$63,898	$(2,775)	(4.3)%	$58,468	$60,824	$(2,356)	(3.9)%
Non-same-store	20,328	10,121	10,207	100.8%	15,551	9,034	6,517	72.1%
Total	$81,451	$74,019	$7,432	10.0%	$74,019	$69,858	$4,161	6.0%

Occupancy	2017	2016			2016	2015
Same-store	94.2%	94.9%			94.8%	95.1%
Non-same-store	88.8%	73.7%			78.4%	77.1%
Total	93.1%	90.8%			90.8%	92.0%

Number of Units	2017	2016			2016	2015
Same-store	10,511	10,511			9,853	9,854
Non-same-store	2,701	2,463			3,121	1,990
Total	13,212	12,974			12,974	11,844
(1)

Excludes offsite costs associated with property management and casualty-related amounts. Property management costs in fiscal 2017 increased by approximately $1.5 million compared to fiscal year 2016 and in fiscal year 2016, increased by $1.2 million compared to fiscal year 2015. Casualty-related costs in fiscal year 2017 increased by approximately $176,000 compared to fiscal year 2016, and in fiscal year 2016, decreased by approximately $310,000 compared to fiscal year 2015.

Healthcare

Real estate revenue from same-store properties in our healthcare segment was $38.6 million in both of the fiscal years ended April 30, 2017 and 2016. Real estate expense from same-store properties increased by 5.6% or $780,000 in the twelve months ended April 30, 2017 when compared to the same period of the prior fiscal year. The primary factors were increases in maintenance expenses of $364,000 and real estate taxes of $538,000.

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

	Years Ended April 30
			2017 vs 2016				2016 vs 2015
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$38,648	$38,550	$98	0.3%	$40,715	$40,885	$(170)	(0.4)%
Non-same-store	11,208	7,071	4,137	58.5%	4,906	3,268	1,638	50.1%
Total	$49,856	$45,621	$4,235	9.3%	$45,621	$44,153	$1,468	3.3%

Real estate expenses(1)
Same-store	$14,672	$13,892	$780	5.6%	$13,965	$14,226	$(261)	(1.8)%
Non-same-store	1,747	1,547	200	12.9%	1,474	1,018	456	44.8%
Total	$16,419	$15,439	$980	6.3%	$15,439	$15,244	$195	1.3%

Net operating income
Same-store	$23,976	$24,658	$(682)	(2.8)%	$26,750	$26,659	$91	0.3%
Non-same-store	9,461	5,524	3,937	71.3%	3,432	2,250	1,182	52.5%
Total	$33,437	$30,182	$3,255	10.8%	$30,182	$28,909	$1,273	4.4%

Occupancy	2017	2016			2016	2015
Same-store	92.1%	95.2%			95.6%	95.3%
Non-same-store	98.5%	69.1%			52.2%	50.8%
Total	92.8%	89.4%			89.4%	91.5%

Rentable Square Footage	2017	2016			2016	2015
Same-store	1,171,433	1,171,433			1,289,180	1,289,209
Non-same-store	156,211	333,706			215,959	121,518
Total	1,327,644	1,505,139			1,505,139	1,410,727
(1)

Excludes offsite costs associated with property management and casualty-related amounts, Property management costs in fiscal 2017 decreased by approximately $73,000 compared to fiscal year 2016 and in fiscal year 2016, decreased by approximately $350,000 compared to fiscal year 2015. There were no casualty-related costs in fiscal years 2017 and 2016. Casualty-related costs in fiscal year 2016 decreased by approximately $62,000 compared to fiscal year 2015.

Comparison of Results from Multifamily, Healthcare and Other Properties

The following table presents an analysis of the relative investment in (corresponding to “Property owned” on the balance sheet, i.e., cost), and net operating income of, our properties over the past three fiscal years:

	(in thousands, except percentages)
Fiscal Years Ended April 30	2017	%	2016	%	2015	%
Real Estate Investments – (cost before depreciation)
Multifamily	$1,260,541	75.1%	$1,243,909	74.0%	$946,520	70.9%
Healthcare	323,148	19.3%	337,920	20.1%	284,342	21.3%
Other	93,792	5.6%	99,642	5.9%	104,825	7.8%
Total	$1,677,481	100.0%	$1,681,471	100.0%	$1,335,687	100.0%
Net Operating Income
Multifamily	$81,451	69.4%	$74,019	67.8%	$69,858	65.8%
Healthcare	33,437	28.5%	30,182	27.6%	28,909	27.2%
Other	2,495	2.1%	5,019	4.6%	7,417	7.0%
Total	$117,383	100.0%	$109,220	100.0%	$106,184	100.0%

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on April 30, 2017, for all commercial properties owned by us, including those held for sale, measured by percentage of total commercial minimum rents as of April 1, 2017. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 3% of our total real estate rentals.

As of April 30, 2017, 13 of our 42 commercial properties held for investment, along with two held for sale properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

% of Total Commercial
Minimum Rents
Lessee	as of April 2017
Fairview Health Services	11.9%
St. Luke's Hospital of Duluth, Inc.	8.7%
Affiliates of Edgewood Vista	8.5%
PrairieCare Medical LLC	7.5%
Quality Manufacturing Corp	3.3%
Children's Hospitals & Clinics	2.7%
Allina Health	2.7%
Noran Neurological Clinic	2.4%
Amerada Hess	2.3%
Obstetrics and Gynecology Assc	2.2%
All Others	47.8%
Total Monthly Commercial Rent as of April 2017	100.0%

Healthcare Leasing Activity

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels are as follows for the years ended April 30, 2017 and 2016 respectively.

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	20,001	45,446	118,076	156,543	138,077	201,989	92.1%	95.6%

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

Healthcare New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties during the years ended April 30, 2017 and 2016, respectively:

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	20,001	45,446	7.6	6.6	$19.42	$19.97	$36.58	$12.99	$6.17	$3.24

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

Healthcare Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment for the years ended April 30, 2017 and 2016, respectively (square feet data in thousands):

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	118,076	156,543	87.8%	92.2%	5.5	4.7	1.5%	5.7%	$2.10	$9.40	$3.69	$2.65

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

Healthcare Lease Expirations

Our ability to maintain and improve occupancy rates and base rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our healthcare properties held for investment, including square footage and annualized base rent for expiring leases, as of April 30, 2017.

					Percentage of Total
			Percentage of Total	Annualized Base	Healthcare
Fiscal Year of Lease		Square Footage of	Healthcare Segment	Rent of Expiring	Segment
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2018(1)	26	96,307	7.8%	$1,826,287	6.8%
2019	16	70,862	5.8%	1,551,836	5.8%
2020	16	93,521	7.6%	1,922,802	7.2%
2021	20	95,575	7.8%	2,059,840	7.7%
2022	16	75,819	6.2%	1,380,789	5.2%
2023	15	65,379	5.3%	1,239,754	4.6%
2024	29	179,460	14.6%	4,178,414	15.6%
2025	5	76,691	6.2%	1,688,381	6.3%
2026	8	84,368	6.9%	1,509,909	5.6%
2027	13	176,652	14.4%	3,797,245	14.2%
Thereafter	14	216,299	17.6%	5,656,970	21.1%
Totals	178	1,230,933	100.0%	$26,812,228	100.0%

(1)	Includes month-to-month leases. As of April 30, 2017, month-to-month leases accounted for 11,916 square feet.
(2)	Annualized Base Rent is monthly scheduled rent as of April 1, 2017 multiplied by 12.
(3)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.

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

Property Acquisitions

We added no new real estate properties to our portfolio through property acquisitions during fiscal year 2017, compared to $143.5 million in fiscal year 2016. The fiscal year 2016 acquisitions are detailed below.

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

Development Projects Placed in Service

We placed approximately $102.9 million of development projects in service during fiscal year 2017, compared to $211.8 million in fiscal year 2016. The fiscal year 2017 and 2016 development projects placed in service are detailed below.

Fiscal 2017 (May 1, 2016 to April 30, 2017)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
241 unit - 71 France - Edina, MN(1)	2016-05-01	$4,721	$67,641	$72,362
202 unit - Monticello Crossings - Monticello, MN(2)	2017-03-01	1,734	28,782	30,516

Total Development Projects Placed in Service		$6,455	$96,423	$102,878

(1)

Costs paid in prior fiscal years totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.5 million, for a total project cost at April 30, 2017 of $72.4 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

(2)	Costs paid in prior fiscal years totaled $15.5 million. Additional costs incurred in fiscal year 2017 totaled $15.0 million, for a total project cost at April 30, 2017 of $30.5 million.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service (1)	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (2)	2015-06-01	$240	$14,408	$14,648
288 unit - Renaissance Heights - Williston, ND(3)	2015-07-27	3,080	59,434	62,514
163 unit - Deer Ridge - Jamestown, ND(4)	2016-02-22	700	24,137	24,837
251 unit - Cardinal Point - Grand Forks, ND(5)	2016-03-18	1,600	48,132	49,732
		5,620	146,111	151,731

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(6)	2015-06-01	—	33,041	33,041
70,756 sq ft PrairieCare Medical - Brooklyn Park, MN(7)	2015-09-08	2,610	21,830	24,440
		2,610	54,871	57,481

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(8)	2015-10-01	889	1,734	2,623

Total Development Projects Placed in Service		$9,119	$202,716	$211,835

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

Property Dispositions

During fiscal year 2017 we sold 1 multifamily property, 32 senior housing properties, 2 medical office properties, 1 retail property, 1 industrial property and 2 parcels of unimproved land for a total sales price of $286.9 million, compared to dispositions totaling $536.7 million in fiscal year 2016. The fiscal year 2017 and 2016 dispositions are detailed below.

Fiscal 2017 (May 1, 2016 to April 30, 2017)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Multifamily
24 unit Pinecone Villas - Sartell, MN	2017-04-20	$3,540	$2,732	$808

Healthcare
189,244 sq ft 9 Idaho Spring Creek Senior Housing Properties(1)	2016-10-31	43,900	37,397	6,503
426,652 sq ft 5 Edgewood Vista Senior Housing Properties(2)	2017-01-18	69,928	50,393	19,535
286,854 sq ft 5 Wyoming Senior Housing Properties(3)	2017-02-01	49,600	45,469	4,131
169,001 sq ft 9 Edgewood Vista Senior Housing Properties(4)	2017-02-15	30,700	24,081	6,619
169,562 sq ft 4 Edgewood Vista Senior Housing Properties(5)	2017-03-01	35,348	14,511	20,837
114,316 sq ft Healtheast St. John & Woodwinds - Maplewood & Woodbury MN	2017-03-06	20,700	13,777	6,923
59,760 sq ft Sartell 2000 23rd Street South - Sartell, MN	2017-03-31	5,600	5,923	(323)
98,174 sq ft Legends at Heritage Place - Sartell, MN	2017-04-20	9,960	11,439	(1,479)
		265,736	202,990	62,746

Other
195,075 sq ft Stone Container - Fargo, ND	2016-07-25	13,400	4,418	8,982
28,528 sq ft Grand Forks Carmike - Grand Forks, ND	2016-12-29	4,000	1,563	2,437
		17,400	5,981	11,419

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	2016-05-06	250	274	(24)

Total Property Dispositions		$286,926	$211,977	$74,949

(1)

The properties included in this portfolio are: Spring Creek American Falls, Spring Creek Boise, Spring Creek Eagle, Spring Creek Fruitland, Spring Creek Fruitland Unimproved, Spring Creek Meridian, Spring Creek Overland, Spring Creek Soda Springs and Spring Creek Ustick.

(2)	The properties included in this portfolio are: Edgewood Vista Bismarck, Edgewood Vista Brainerd, Edgewood Vista East Grand Forks, Edgewood Vista Fargo, and Edgewood Vista Spearfish.
(3)

The properties included in this portfolio are: Casper 1930 E 12th Street (Park Place), Casper 3955 E 12th Street (Meadow Wind), Cheyenne 4010 N College Drive (Aspen Wind), Cheyenne 4606 N College Drive (Sierra Hills) and Laramie 1072 N 22nd Street (Spring Wind).

(4)

The properties included in this portfolio are: Edgewood Vista Belgrade, Edgewood Vista Billings, Edgewood Vista Columbus, Edgewood Vista Fremont, Edgewood Vista Grand Island, Edgewood Vista Minot, Edgewood Vista Missoula, Edgewood Vista Norfolk and Edgewood Vista Sioux Falls.

(5)	The properties included in this portfolio are: Edgewood Vista Hastings, Edgewood Vista Kalispell, Edgewood Vista Omaha and Edgewood Vista Virginia.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date			Book Value
Dispositions	Disposed	Sales Price		and Sales Cost		Gain/(Loss)

Multifamily
391 unit - St. Cloud Student Housing Portfolio - St. Cloud, MN	2016-03-24	$5,615		$5,647		$(32)

Healthcare
61,758 sq ft Nebraska Orthopaedic Hospital - Omaha, NE	2016-04-01	24,494		16,512		7,982

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	7,000		7,175		(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000		231,908		18,092
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000		41,574		(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960		72,000		6,960
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900		2,928		(28)
8,526 sq ft Burnsville I Strip Center – Burnsville, MN	2015-12-23	1,300		913		387
4,800 sq ft Pine City C-Store – Pine City, MN	2016-01-08	300		355		(55)
11,003 sq ft Minot Plaza – Minot, ND	2016-01-19	1,854		393		1,461
937,518 sq ft 9-Building Office Portfolio(4)(5)	2016-01-29	122,610	(5)	86,154	(5)	36,456	(5)
3,702 sq ft Arrowhead First International Bank - Minot, ND	2016-04-06	1,675		1,255		420
		506,599		444,655		61,944
Unimproved Land
River Falls Unimproved Land - River Falls, WI	2016-04-06	20		21		(1)

Total Property Dispositions		$536,728		$466,835		$69,893

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

Development and Re-Development Projects

The following tables provide additional detail, as of April 30, 2017 and 2016, on our in-service (completed) development and re-development projects and development and re-development projects in progress as of April 30, 2016. There were no development or re-development projects in progress as of April 30, 2017. All of these projects are excluded from the same-store pool. We measure initial yield on our development projects upon completion and achievement of target lease-up levels by measuring net operating income from the development against the cost of the project.

Projects Placed in Service in Fiscal Year 2017

			(in thousands)
			Percentage				Date	Anticipated
		Number	Leased or	Anticipated	Costs as of	Cost per	Placed in	Same-Store
Project Name and Location	Segment	of Units	Committed	Total Cost	Apr 30, 2017	Unit(1)	Service	Date
71 France I - Edina, MN (2)	Multifamily	241 units	90.5%	$72,367	$72,362	$300,278	Q1 2017	Q1 2019
Monticello Crossings - Monticello, MN	Multifamily	202 units	87.6%	32,134	30,516	133,336	Q4 2017	Q1 2019
				104,501	102,878

(1)	Excludes tenant improvements and leasing commissions.
(2)

The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The anticipated total cost amount given is the total cost to the joint venture entity and includes approximately 20,955 square feet of retail space.

Projects Placed in Service in Fiscal Year 2016

			(in thousands)
		Rentable	Percentage
		Square Feet	Leased or	Anticipated	Costs as of	Cost per	Date	Anticipated
		or Number of	Committed as	Total	April 30,	Square Foot	Placed in	Same-Store
Project Name and Location	Segment	Units	of April 30, 2016	Cost(1)	2016(1)	or Unit(1)	Service	Date
Chateau II - Minot, ND	Multifamily	72 units	84.7%	$14,711	$14,648	$204,319	Q1 2016	Q1 2019
Edina 6565 France SMC III - Edina, MN	Healthcare	57,624 sq ft	24.5%	33,281	33,041	578	Q1 2016	Q1 2019
Renaissance Heights - Williston, ND(2)	Multifamily	288 units	43.8%	62,514	62,514	217,063	Q1 2016	Q1 2019
Minot Southgate Retail - Minot, ND	Retail	7,963 sq ft	—%	2,923	2,623	367	Q2 2016	Q1 2019
PrairieCare Medical - Brooklyn Park, MN	Healthcare	70,756 sq ft	100.0%	24,536	24,440	347	Q2 2016	Q1 2018
Cardinal Point - Grand Forks, ND	Multifamily	251 units	44.2%	52,344	49,732	208,542	Q4 2016	Q1 2019
Deer Ridge – Jamestown, ND	Multifamily	163 units	50.9%	24,837	24,837	152,374	Q4 2016	Q1 2019
				$215,146	$211,835

(1)	Excludes tenant improvements and leasing commissions.
(2)	We are currently an approximately 86.6% partner in the joint venture entity constructing this project. The anticipated total cost amount given is the total cost to the joint venture entity.

Projects in Progress at April 30, 2016

			Percentage
			Leased or	(in thousands)
		Number	Committed as of	Anticipated	Costs as of
Project Name and Location	Segment	of Units	April 30, 2016	Total Cost	April 30, 2016(1)
71 France I - Edina, MN (2)	Multifamily	241 units	49.4%	73,290	71,727
Monticello Crossing - Monticello, MN	Multifamily	202 units	5.5%	31,784	17,507
Other	n/a	n/a	n/a	n/a	3,729
				$105,074	$92,963

(1)	Includes costs related to development projects that are placed in service in phases (71 France, $41.3 million).
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

FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2017 was $55.2 million, compared to $103.9 million and $86.6 million for the fiscal years ended April 30, 2016 and 2015, respectively.

Reconciliation of Net Income Attributable to Investors Real Estate Trust to Funds From Operations

For the years ended April 30, 2017, 2016 and 2015:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2017			2016			2015
			Per			Per			Per
		Weighted Avg	Share		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income attributable to Investors Real Estate Trust	$43,347		$	$72,006		$	$24,087		$
Less dividends to preferred shareholders	(10,546)			(11,514)			(11,514)
Less redemption of preferred shares	(1,435)			—			—
Net income available to common shareholders	31,366	121,169	0.26	60,492	123,094	0.49	12,573	118,004	0.11
Adjustments:
Noncontrolling interests – Operating Partnership	4,059	16,130		7,032	14,278		1,526	16,594
Depreciation and amortization	52,564			63,789			70,450
Impairment of real estate attributable to Investors Real Estate Trust	42,065			5,983			6,105
Gains on depreciable property sales attributable to Investors Real Estate Trust	(74,847)			(33,422)			(4,079)
Funds from operations applicable to common shares and Units	$55,207	137,299	$0.40	$103,874	137,372	$0.76	$86,575	134,598	$0.64

(1)	Pursuant to Exchange Rights, limited partnership units of the Operating Partnership are redeemable for cash, or, at our discretion, may be exchangeable for common shares on a one-for-one basis.
(2)	Net income attributable to us is calculated on a per common share basis. FFO is calculated on a per common share and limited partnership unit basis.

Cash Distributions

The following cash distributions per common share/unit were paid to our common shareholders and unitholders during fiscal years 2017, 2016 and 2015:

	Fiscal Years
Quarter Ended	2017	2016	2015
April 30	$0.07	$0.13	$0.13
January 31	0.13	0.13	0.13
October 31	0.13	0.13	0.13
July 31	0.13	0.13	0.13
	$0.46	$0.52	$0.52

Liquidity and Capital Resources

Overview

Our principal liquidity demands are maintaining distributions to the holders of our common and preferred shares and limited partnership units of IRET Properties, capital improvements and repairs and maintenance to our properties, acquisition of additional properties, property development, tenant improvements and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on our line of credit. Management considers our ability to generate cash from property operating activities and draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, draws on our line of credit and/or new borrowings, and we believe we will have sufficient cash to meet our commitments over the next twelve months. However, some of our real estate markets continue to experience challenges including reduced occupancies and rental rates as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements and renovations. For the fiscal year ended April 30, 2017, we paid distributions of $63.4 million in cash to common shareholders and unitholders of IRET Properties, as compared to net cash provided by operating activities of $73.9 million and FFO of $55.2 million.

To the extent we do not satisfy our long-term liquidity requirements, which consist primarily of maturities under our long-term debt, construction and development activities and potential acquisition opportunities, through net cash flows provided by operating activities and our credit facilities, we intend to satisfy such requirements through a combination of funding sources which we believe will be available to us, including the issuance of limited partnership units, additional common or preferred equity, proceeds from the sale of properties and additional long-term secured or unsecured indebtedness. However, our ability to raise funds through the sale of equity securities, the sale of properties and additional long-term secured or unsecured borrowings is dependent on, among other things, general economic conditions, general market conditions for REITs, our operating performance and the current trading price of our common shares. In addition, the capital and debt markets may not consistently be available at all or on terms that we consider attractive. As a result of general economic conditions in our markets, economic downturns affecting the ability to attract and retain tenants, unfavorable fluctuations in interest rates or our share price, unfavorable changes in the supply of competing properties, or our properties not performing as expected, we may not generate sufficient cash flow from operations or otherwise have access to capital on favorable terms, or at all. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the holder of the mortgage could foreclose on the property, resulting in loss of income and asset values.

Sources and Uses of Cash

On January 31, 2017, we repaid the FIB Line of Credit in full in the amount of $17.5 million, along with applicable fees, and terminated the FIB Line of Credit. On January 31, 2017, we obtained the BMO Line of Credit, which had, as of April 30, 2017, a credit limit of $206.0 million based on the unencumbered asset pool, of which $57.1 million was drawn on the line.

During fiscal year 2017, credit markets continued to be stable, with credit availability relatively unconstrained and benchmark interest rates remaining at or near historic lows. While we continue to expect to be able to refinance our debt maturing in the next twelve months without significant issues, we also expect lenders to continue to employ conservative underwriting regarding asset quality, occupancy levels and tenant creditworthiness. Underwriting trends on commercial real estate have been more conservative compared to previous years and we continue to see recourse security being requested in select tertiary markets, lower amounts of proceeds available and lenders limiting the amount of financing available in an effort to manage capital allocations and credit risk. While to date there has been no material negative impact on our ability to borrow in our multifamily segment, we continue to monitor the roles of the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Federal National Mortgage Association (Fannie Mae) in financing multifamily properties and their general capacity to lend given allocations set by the Federal Housing Finance Agency and their overall impact on credit availability.

As of April 30, 2017, approximately 14.3%, or $5.6 million of our mortgage debt maturing in the next twelve months is placed on multifamily assets, and approximately 85.7%, or $33.6 million, is debt placed on commercial properties. Mortgage debt maturing in the first two quarters of fiscal year 2018 totals approximately $26.3 million. We expect to repay the $26.3 million in the first quarter of fiscal year 2018. We typically seek to refinance our maturing mortgage debt, although under certain circumstances we may choose to repay the debt rather than refinance, depending on the loan amount outstanding, our plans for the property securing the debt, interest rates and other loan terms available, and other factors specific to a particular property. Under present market conditions, we currently expect to be able to refinance our individual mortgage loans maturing in the next twelve months, should we choose to refinance rather than pay off some or all of these loans.

During fiscal year 2017, we sold 1 multifamily property, 32 senior housing properties, 2 medical office properties, 1 retail property, 1 industrial property and 2 parcels of unimproved land for a total sales price of $286.9 million. There were no acquisitions of property in fiscal year 2017. During fiscal year 2016, we acquired properties with an investment cost totaling $143.5 million. In fiscal year 2016, we sold 8 multifamily properties, 40 office properties, 2 healthcare properties, 18 retail properties and 3 parcels of unimproved land for a total sales price of $414.1 million and transferred ownership of 9 office properties pursuant to a deed in lieu transaction.

Under our DRIP, common shareholders and unitholders have an opportunity to use their cash distributions to purchase additional common shares and to purchase additional shares through voluntary cash contributions. As permitted under the DRIP, starting on October 1, 2015, we changed the source from which common shares are purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. During fiscal year 2017, no shares were issued under the DRIP. During fiscal year 2016, approximately 821,000 shares at an average price of $6.85 per share, for total net proceeds of $5.6 million were issued under the DRIP.

The issuance of limited partnership units for property acquisitions continues to be a source of financing for us. There were no units issued in fiscal year 2017. We issued 2.6 million units in connection with property acquisitions during fiscal year 2016, valued at issuance at $18.2 million.

Under our previously announced share repurchase program, during fiscal year 2017, we repurchased approximately 778,000 common shares for approximately $4.5 million, and 1.2 million preferred A shares for approximately $28.8 million. During fiscal year 2016, we repurchased approximately 4.6 million common shares for approximately $35.0 million.

Subsequent to April 30, 2017, from May 1, 2017 through June 22, 2017, we repurchased approximately 649,000 common shares at an average price of $5.75 and approximately 409,000 units at an average price of $5.92 per unit.

Financial Condition

Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, was $687.2 million on April 30, 2017 and $886.1 million on April 30, 2016. Approximately 91.6% of such mortgage debt is at fixed rates of interest, with staggered maturities. This limits our exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of April 30, 2017, the weighted average rate of interest on our mortgage debt was 4.71% compared to 4.54% on April 30, 2016.

Construction Loan Indebtedness. Construction loan indebtedness was $41.8 million on April 30, 2017 and $82.0 million on April 30, 2016. As of April 30, 2017, the weighted average rate of interest on construction loan indebtedness was 3.27%, compared to 2.74% on April 30, 2016.

Revolving Unsecured Line of Credit. As of April 30, 2017, the BMO line of credit had a credit limit of $206.0 million based on the unencumbered asset pool, of which $57.1 million was drawn, at an interest rate of 2.74%. The multi-bank line of credit bears interest at grid pricing either at the Lender's Base Rate plus 60 to 125 basis points or of LIBOR plus 160 to 225 basis points, both of which are based on corporate leverage. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures and for general corporate purposes.

Property Owned. Property owned was $1.7 billion at April 30, 2017 and 2016. Development placed in service partially offset dispositions during fiscal year 2017.

Cash and Cash Equivalents. Cash and cash equivalents on April 30, 2017 totaled $28.8 million, compared to $66.7 million on April 30, 2016. The decrease in cash on hand on April 30, 2017, as compared to April 30, 2016, was due primarily to payments on mortgage and construction debt and repurchases of common and preferred shares, net of proceeds from sales of property.

Other Investments. Other investments, consisting of bank certificates of deposit, was $50,000 on April 30, 2016. There were no other investments as of April 30, 2017.

Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership owned by limited partners decreased to 15.6 million units on April 30, 2017, compared to 16.3 million units on April 30, 2016. The decrease in units outstanding at April 30, 2017 as compared to April 30, 2016, resulted from the redemption of units for cash or shares.

Common and Preferred Shares. Common shares outstanding on April 30, 2017 totaled 121.2 million, compared to 121.1 million common shares outstanding on April 30, 2016. This increase in common shares outstanding from April 30, 2016 to April 30, 2017 was due to issuances of common shares, including in exchange for limited partnership units of our Operating Partnership, net of repurchased outstanding common shares under the share repurchase program.

During fiscal years 2017 and 2016, respectively, approximately 503,000 and 273,000 Units were redeemed in exchange for common shares in connection with Unitholders exercising their Exchange Rights, with a total value of $875,000 and $1.5 million included in equity.

During fiscal year 2017, we issued approximately 604,000 Common Shares, with a total grant-date value of $2.6 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan, for trustee share based compensation for fiscal year 2016 performance. During fiscal year 2017, 274,000 common shares were forfeited under the 2015 Incentive Award Plan. During fiscal year 2016, we issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan, for executive officer and trustee share based compensation for fiscal year 2015 performance.

On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares and/or Series B preferred shares over a one year period. Under this program, we may repurchase the shares in open-market purchases including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with the requirements of the Securities and Exchange Commission. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time. During fiscal year 2017, we repurchased and retired approximately 778,000 common shares for an aggregate cost of $4.5 million, including commissions, at an average price per share of $5.77. During fiscal year 2016, we repurchased and retired approximately 4.6 million common shares for an aggregate cost of $35.0 million, including commissions, at an average price per share of $7.52.

As of April 30, 2017, we had 4.6 million Series B preferred shares outstanding. On December 2, 2016, we completed the redemption of all of the outstanding 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) for an aggregate redemption price of $29.2 million, and such shares are no longer outstanding as of such date.

Contractual Obligations and Other Commitments

Our primary contractual obligations relate to our borrowings under the line of credit and mortgage notes payable. The line of credit matures in January 2021 and had $57.1 million in loans outstanding at April 30, 2017. The principal and interest payments on the mortgage notes payable, including mortgages on properties held for sale, for the years subsequent to April 30, 2017, are included in the table below as “Long-term debt.” Interest due on variable rate mortgage notes is calculated using rates in effect on April 30, 2017. The “Other Debt” category consists primarily of principal and interest payments on construction loans.

As of April 30, 2017, we are the tenant under operating ground or air rights leases on seven of our properties. We pay a total of approximately $330,000 per year in rent under these leases, which have remaining terms ranging from 14 to 39 years, and expiration dates ranging from February 2031 to October 2055.

Our purchase obligations represent those costs that we are contractually obligated to pay in the future. Our significant purchase obligations as of April 30, 2017, which we expect to finance through debt and operating cash, are summarized in the following table. The significant components in the purchase obligation category are costs for construction and expansion projects and capital improvements at our properties. Service orders or contracts for the provision of routine maintenance services at our properties, such as landscaping and grounds maintenance, are not included in the table below since these arrangements are generally based on current needs, are filled by our service providers within short time horizons and may be cancelled without penalty. The expected timing of payment of the obligations discussed below is estimated based on current information.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$813,213	$88,581	$222,491	$251,539	$250,602
Line of credit (principal and interest)(1)	$63,143	$1,612	$3,165	$58,366	$—
Other debt (principal and interest)	$42,671	$24,689	$17,982	$—	$—
Operating lease obligations	$9,834	$331	$665	$671	$8,167
Purchase obligations	$5,952	$5,952	$—	$—	$—
Total	$934,813	$121,165	$244,303	$310,576	$258,769

(1)	The future interest payments on the line of credit were estimated using the outstanding principal balance and interest rate in effect as of April 30, 2017.

Off-Balance-Sheet Arrangements

As of April 30, 2017, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common and Preferred Share Distributions. On June 5, 2017, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.0700	June 15, 2017	July 3, 2017
Preferred shares:
Series B	$0.4968	June 15, 2017	July 3, 2017

Completed Acquisition.  On May 26, 2017, we closed on the acquisition of a 191-unit multifamily property in St. Paul, MN for a purchase price of $61.5 million, paid in cash. The purchase price accounting is incomplete for this acquisition.

Completed Disposition.  On May 15, 2017, we sold a retail property in Minot, ND for a sales price of $3.4 million.

Pending Disposition. On June 19, 2017, we signed an agreement to sell a healthcare property in Eagan, MN for a sales price of $2.1 million. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations, and secondarily to our deposits with and investments in certain products issued by various financial institutions.

Variable interest rates. Approximately 91.6%, 77.8% and 92.8% of our mortgage debt, including mortgages on properties held for sale, as of April 30, 2017, 2016 and 2015, respectively, are at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest-rate swaps or any other type of hedging activity to manage our interest rate risk. As of April 30, 2017, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate.

	Future Principal Payments (in thousands, except percentages)
								Fair
Mortgages	2018	2019	2020	2021	2022	Thereafter	Total	Value
Fixed Rate	$32,465	$74,838	$63,209	$136,362	$87,046	$231,023	$624,943	$640,444
Avg Fixed Interest Rate	4.64%	4.43%	4.23%	3.73%	2.86%

Variable Rate	$8,312	$1,080	$30,469	$28	$608	$—	$40,497	$40,497
Avg Variable Interest Rate	4.46%	4.71%	5.10%	3.92%	3.97%

Held for Sale	$16,621	$1,870	$183	$193	$993	$1,943	$21,803	$21,861
Avg Fixed Interest Rate	3.43%	5.11%	4.58%	4.55%	3.71%
							$687,243	$702,802

	Future Interest Payments (in thousands)
Mortgages	2018	2019	2020	2021	2022	Thereafter	Total
Fixed Rate	$29,013	$26,265	$21,901	$16,941	$9,086	$17,122	$120,328
Variable Rate	1,805	1,517	742	25	6	—	4,095
Held for Sale	365	265	152	142	109	514	1,547
							$125,970

As of April 30, 2017, the weighted-average interest rate on our fixed rate and variable rate loans was 4.75% and 4.27%, respectively. The weighted-average interest rate on all of our mortgage debt as of April 30, 2017 was 4.71%. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our $57.7 million of variable rate mortgage indebtedness would increase our annual interest expense by approximately $577,000.

As of April 30, 2017, the BMO line of credit had a credit limit of $206.0 million, of which $57.1 million was drawn, at an interest rate of 2.74%. The line of credit bears interest at grid pricing either at the Lender's Base Rate plus 60 to 125 basis points or of LIBOR plus 160 to 225 basis points, both of which are based on corporate leverage. Any fluctuations in variable interest rates could increase or decrease our interest expenses. For example, an increase of one percent per annum on our outstanding balance of $57.1 million would increase our annual interest expense by approximately $571,000.

Investments with Certain Financial Institutions. We have entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) coverage. On a daily basis, account balances are swept into a repurchase account. The Bank pledges fractional interests in US Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by us pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2017 and 2016, these amounts totaled $6.0 million and $36.7 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures: As of April 30, 2017, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of April 30, 2017. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with United States GAAP.

As of April 30, 2017, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of April 30, 2017, was effective.

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

Our internal control over financial reporting as of April 30, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of our consolidated financial statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of April 30, 2017.

(The remainder of this page has been intentionally left blank.)

Item 9B.  Other Information

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2

Fifth Restated Trustee’s Regulations (Bylaws) of Investors Real Estate Trust, adopted on March 15, 2017 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-k filed on March 17, 2017).

3.3

Agreement of Limited Partnership of IRET Properties dated January 31, 1997 (incorporated herein by reference to Exhibit 3(II) to the Company’s Registration Statement on Form S-11 filed with the Commission on February 18, 1997).

10.1**	2015 Incentive Plan dated June 23, 2015 ((incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 3, 2015).

10.2**	Amendment to 2015 Incentive Plan dated April 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.3

Form of Trustee Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016 (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.4**

Form of Performance Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016 (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.5**

Form of Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.6**

Form of Stock Award Agreement (one-year measurement period) under the 2015 Incentive Plan dated September 16, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.7**

Form of Stock Award Agreement (two-year measurement period) under the 2015 Incentive Plan dated September 16, 2015 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.8**

Form of Stock Award Agreement (three-year measurement period) under the 2015 Incentive Plan dated September 16, 2015 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.9**	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2015).

10.10**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.11**

2008 Incentive Award Plan of Investors Real Estate Trust and IRET Properties dated September 16, 2008 (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on August 1, 2008).

EXHIBIT NO.	DESCRIPTION
10.12**	Short-Term Incentive Program dated May 1, 2012 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

10.13**	Long-Term Incentive Program dated May 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 4, 2012).

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

10.17

Credit Agreement, dated January 31, 2017, between IRET Properties, as borrower; Investors Real Estate Trust, IRET, Inc., and other subsidiaries as guarantors; lenders; KeyBank, NA and PNC Bank, NA as syndication agents; and Bank of Montreal as administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on March 13, 2017).

10.18

Agreement for Sale and Purchase of Property – Wyoming Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties and LSREF Golden Property 14 (WY), LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and LSREF Golden Ops 14 (WY), LLC as buyers (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2016).

10.19

Agreement for Sale and Purchase of Property – Hermantown Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties as seller and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2016).

10.20

Agreement for Sale and Purchase of Property – Edgewood Vista 1 Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties as seller and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2016).

10.21

Agreement for Sale and Purchase of Property – Edgewood Vista 2 Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties and EVI Grand Cities, LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2016).

10.22

Agreement for Sale and Purchase of Property – Edgewood Vista 3 Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties, EVI Billings, LLC, EVI Sioux Falls, LLC and IRET-Minot EV, LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2016).

EXHIBIT NO.	DESCRIPTION
10.23

Agreement for Sale and Purchase of Property – Sartell Senior Housing Assets Portfolio, dated August 26, 2016, by IRET Properties and IRET-SH 1, LLC as sellers and Edgewood Properties, LLLP, Edgewood Properties Managements, LLC and Edgewoodvista Senior Living, Inc. as buyers (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on December 12, 2016).

10.24

Separation Agreement and Release dated August 1, 2016 between the Company and Mark W. Reiling (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

10.25

Stock Award Agreement under the 2015 Incentive Plan dated August 8, 2016 issued to Mark O. Decker, Jr (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on September 8, 2016).

10.26†	Separation Agreement and Release dated April 27, 2017 between the Company and Timothy P. Mihalick.

10.27†	Separation Agreement and Release dated April 27, 2017 between the Company and Diane K. Bryantt.

10.28**†	Offer Letter dated April 27, 2017 between the Company and Anne Olson.

10.29**†	Offer Letter dated April 27, 2017 between the Company and John Kirchmann.

10.30**†	Offer Letter dated April 27, 2017 between the Company and Mark O. Decker, Jr.

12.1†	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends

21.1†	Subsidiaries of Investors Real Estate Trust

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).

31.1†	Section 302 Certification of President and Chief Executive Officer

31.2†	Section 302 Certification of Chief Financial Officer

32.1†	Section 906 Certification of the President and Chief Executive Officer

32.2†	Section 906 Certification of the Chief Financial Officer

101†

The following materials from our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.

† Filed herewith

** Indicates management compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2017	Investors Real Estate Trust

	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee & Chairman	June 28, 2017

/s/ John D. Stewart
John D. Stewart	Trustee & Vice Chairman	June 28, 2017

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	President & Chief Executive Officer (Principal Executive Officer); Trustee	June 28, 2017

/s/ Ted E. Holmes
Ted E. Holmes	Chief Financial Officer (Principal Financial Officer)	June 28, 2017

/s/ Nancy B. Andersen
Nancy B. Andersen	Senior Vice President & Principal Accounting Officer (Principal Accounting Officer)	June 28, 2017

/s/ Michael T. Dance
Michael T. Dance	Trustee	June 28, 2017

/s/ Linda J. Hall
Linda J. Hall	Trustee	June 28, 2017

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	June 28, 2017

/s/ Jeffrey L. Miller
Jeffrey L. Miller	Trustee	June 28, 2017

/s/ John A. Schissel
John A. Schissel	Trustee	June 28, 2017

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Investors Real Estate Trust

We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended April 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Real Estate Trust and subsidiaries as of April 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 28, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders

Investors Real Estate Trust

We have audited the internal control over financial reporting of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended April 30, 2017, and our report dated June 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

June 28, 2017

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	April 30, 2017	April 30, 2016
ASSETS
Real estate investments
Property owned	$1,677,481	$1,681,471
Less accumulated depreciation	(340,417)	(312,889)
	1,337,064	1,368,582
Development in progress	—	51,681
Unimproved land	18,455	20,939
Total real estate investments	1,355,519	1,441,202
Assets held for sale and assets of discontinued operations	37,708	220,537
Cash and cash equivalents	28,819	66,698
Other investments	—	50
Receivable arising from straight-lining of rents, net of allowance of $340 and $333, respectively	7,822	7,179
Accounts receivable, net of allowance of $210 and $97, respectively	2,600	1,524
Real estate deposits	23,659	—
Prepaid and other assets	3,131	2,937
Intangible assets, net of accumulated amortization of $5,444 and $6,230, respectively	658	1,858
Tax, insurance, and other escrow	5,050	5,450
Property and equipment, net of accumulated depreciation of $1,199 and $1,058, respectively	901	1,011
Goodwill	1,572	1,680
Deferred charges and leasing costs, net of accumulated amortization of $4,275 and $3,719, respectively	7,075	4,896
TOTAL ASSETS	$1,474,514	$1,755,022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$30,062	$77,488
Accounts payable and accrued expenses	40,350	39,727
Revolving line of credit	57,050	17,500
Mortgages payable, net of unamortized loan costs of $3,480 and $4,931, respectively	661,960	812,393
Construction debt and other	41,817	82,130
TOTAL LIABILITIES	831,239	1,029,238
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,181	7,522
EQUITY
Investors Real Estate Trust shareholders’ equity
Series A Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, no shares issued and outstanding at April 30, 2017 and 1,150,000 issued and outstanding at April 30, 2016, aggregate liquidation preference of $28,750,000)	—	27,317
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600,000 shares issued and outstanding at April 30, 2017 and April 30, 2016, aggregate liquidation preference of $115,000,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 121,199,299 shares issued and outstanding at April 30, 2017 and 121,091,249 shares issued and outstanding at April 30, 2016)	916,121	922,084
Accumulated distributions in excess of net income	(466,541)	(442,000)
Total Investors Real Estate Trust shareholders’ equity	560,937	618,758
Noncontrolling interests – Operating Partnership (15,617,216 units at April 30, 2017 and 16,285,239 units at April 30, 2016)	73,233	78,484
Noncontrolling interests – consolidated real estate entities	1,924	21,020
Total equity	636,094	718,262
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,474,514	$1,755,022

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Years Ended April 30,
	2017	2016	2015
REVENUE
Real estate rentals	$186,837	$170,698	$159,969
Tenant reimbursement	18,901	17,622	19,352
TOTAL REVENUE	205,738	188,320	179,321
EXPENSES
Property operating expenses, excluding real estate taxes	64,768	58,859	53,535
Real estate taxes	23,587	20,241	19,602
Depreciation and amortization	55,009	49,832	42,784
Impairment of real estate investments	57,028	5,543	4,663
General and administrative expenses	12,075	11,267	11,824
Acquisition and investment related costs	3,276	830	362
Other expenses	3,796	2,231	1,647
TOTAL EXPENSES	219,539	148,803	134,417
Operating (loss) income	(13,801)	39,517	44,904
Interest expense	(41,127)	(35,768)	(34,447)
Loss on extinguishment of debt	(3,099)	(106)	—
Interest income	369	81	62
Other income	807	317	718
(Loss) income before gain on sale of real estate and other investments, gain on bargain purchase and income from discontinued operations	(56,851)	4,041	11,237
Gain on sale of real estate and other investments	18,701	9,640	6,093
Gain on bargain purchase	—	3,424	—
(Loss) income from continuing operations	(38,150)	17,105	17,330
Income from discontinued operations	68,675	59,497	11,354
NET INCOME	30,525	76,602	28,684
Net income attributable to noncontrolling interests – Operating Partnership	(4,059)	(7,032)	(1,526)
Net loss (income) attributable to noncontrolling interests – consolidated real estate entities	16,881	2,436	(3,071)
Net income attributable to Investors Real Estate Trust	43,347	72,006	24,087
Dividends to preferred shareholders	(10,546)	(11,514)	(11,514)
Redemption of preferred shares	(1,435)	—	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$31,366	$60,492	$12,573
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.24)	$0.06	$0.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.50	0.43	0.09
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$0.26	$0.49	$0.11

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
BALANCE APRIL 30, 2014	5,750	$138,674	109,019	$843,268	$(389,758)	$128,362	$720,546
Net income attributable to Investors Real Estate Trust and noncontrolling interests					24,087	4,432	28,519
Distributions – common shares and units					(61,247)	(8,607)	(69,854)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			8,102	64,856			64,856
Shares issued and share-based compensation			151	2,626			2,626
Partnership units issued						800	800
Redemption of units for common shares			7,183	41,264		(41,264)	—
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						8,909	8,909
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(3,926)	(3,926)
Other				(146)		138	(8)
BALANCE APRIL 30, 2015	5,750	$138,674	124,455	$951,868	$(438,432)	$88,844	$740,954
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					72,006	4,562	76,568
Distributions – common shares and units					(64,060)	(7,230)	(71,290)
Distributions – Series A preferred shares					(2,372)		(2,372)
Distributions – Series B preferred shares					(9,142)		(9,142)
Distribution reinvestment and share purchase plan			821	5,619			5,619
Shares issued and share-based compensation			185	1,728			1,728
Partnership units issued						18,226	18,226
Redemption of units for common shares			273	1,477		(1,477)	—
Shares repurchased			(4,643)	(35,000)			(35,000)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(7,029)	(7,029)
Adjustments to prior year redemption of units for common shares				(3,608)		3,608	—
BALANCE APRIL 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
BALANCE APRIL 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262
Net income attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					43,347	(12,400)	30,947
Distributions – common shares and units					(55,907)	(7,453)	(63,360)
Distributions – Series A preferred shares					(1,403)		(1,403)
Distributions – Series B preferred shares					(9,143)		(9,143)
Share-based compensation, net of forfeitures			389	358			358
Redemption of units for common shares			503	875		(875)	—
Redemption of units for cash						(966)	(966)
Shares repurchased	(1,150)	(27,317)	(778)	(4,501)	(1,435)		(33,253)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,188	7,188
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(174)	(174)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(7,366)	(7,366)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities				(2,677)		(2,261)	(4,938)
Other			(6)	(18)		(40)	(58)
BALANCE APRIL 30, 2017	4,600	$111,357	121,199	$916,121	$(466,541)	$75,157	$636,094

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended April 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,525	$76,602	$28,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,525	50,978	43,762
Depreciation and amortization from discontinued operations	87	14,477	28,316
Gain on sale of real estate, land, other investments and discontinued operations	(74,847)	(33,423)	(6,093)
Loss (gain) on extinguishment of debt and discontinued operations	1,041	(35,552)	—
Gain on bargain purchase	—	(3,424)	—
Share-based compensation expense	6	2,256	2,215
Impairment of real estate investments	57,028	5,983	6,105
Bad debt expense	499	651	967
Write off of development pursuit costs	3,161	—	—
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(662)	(437)	(64)
Accounts receivable	930	1,815	4,058
Prepaid and other assets	(244)	762	(150)
Tax, insurance and other escrow	(123)	1,463	1,445
Deferred charges and leasing costs	(2,430)	(1,366)	(2,300)
Accounts payable, accrued expenses and other liabilities	2,434	(14,292)	7,234
Net cash provided by operating activities	73,930	66,493	114,179
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	1,370	5,203	1,168
Payments for real estate deposits	(25,029)	(2,714)	(3,512)
Decrease in other investments	50	279	—
Decrease in lender holdbacks for improvements	2,665	4,347	10,738
Increase in lender holdbacks for improvements	(903)	(1,136)	(1,204)
Proceeds from sale of discontinued operations	237,135	365,845	—
Proceeds from sale of real estate and other investments	47,354	40,306	73,835
Insurance proceeds received	88	1,320	2,678
Payments for acquisitions of real estate assets	—	(121,821)	(38,704)
Payments for development and re-development of real estate assets	(18,274)	(122,801)	(189,091)
Payments for improvements of real estate assets	(42,193)	(28,976)	(21,327)
Payments for improvements of real estate assets from discontinued operations	—	(5,600)	(10,988)
Net cash provided (used) by investing activities	202,263	134,252	(176,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	84,150	143,574	90,749
Principal payments on mortgages payable	(295,136)	(234,885)	(127,622)
Proceeds from revolving lines of credit	246,000	82,000	55,000
Principal payments on revolving lines of credit	(206,450)	(125,000)	(17,000)
Proceeds from construction debt	19,341	94,142	93,643
Principal payments on construction debt	(49,080)	(24,754)	(12,685)
Proceeds from sale of common shares under distribution reinvestment and share purchase program	—	1,493	48,701
Additions to notes receivable from noncontrolling partner – consolidated real estate entities	(9,211)	—	—
Proceeds from noncontrolling partner – consolidated real estate entities	9,749	1,120	2,284
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(4,938)	—	—
Repurchase of common shares	(4,501)	(35,000)	—
Repurchase of preferred shares	(28,752)	—	—
Repurchase of partnership units	(966)	—	—
Distributions paid to common shareholders	(55,907)	(60,063)	(45,728)
Distributions paid to preferred shareholders	(10,744)	(11,514)	(11,514)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(7,453)	(7,101)	(7,971)
Distributions paid to noncontrolling interests – consolidated real estate entities	(174)	(7,029)	(3,926)
Net cash (used) provided by financing activities	(314,072)	(183,017)	63,931
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,879)	17,728	1,703
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	66,698	48,970	47,267
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,819	$66,698	$48,970

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended April 30,
	2017	2016	2015
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan – shares issued	$—	$3,997	$15,519
Operating partnership distribution reinvestment plan – shares issued	—	130	636
Operating partnership units converted to shares	875	1,477	41,264
Real estate assets acquired through the issuance of operating partnership units	—	18,226	800
Real estate assets acquired through assumption of indebtedness and accrued costs	—	—	12,169
(Decrease) increase to accounts payable included within real estate investments	(1,851)	(10,420)	5,116
Real estate assets contributed by noncontrolling interests – consolidated real estate entities	—	—	6,624
Conversion to equity of notes receivable from noncontrolling interests – consolidated real estate entities	9,846
Construction debt reclassified to mortgages payable	10,549	123,553	—
Decrease in real estate assets in connection with transfer of real estate assets in settlement of debt	—	87,213	—
Decrease in debt in connection with transfer of real estate assets in settlement of debt	—	122,610	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $431, $4,396 and $4,903, respectively	$34,432	$39,668	$51,283

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017, 2016, and 2015

NOTE 1 • ORGANIZATION

Investors Real Estate Trust (“IRET”, “we” or “us”) is a self-advised equity real estate investment trust engaged in acquiring, owning and leasing real estate. We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the years ended April 30, 2017, 2016 and 2015. Our properties are located mainly in the states of North Dakota and Minnesota, but also in the states of Idaho, Iowa, Kansas, Montana, Nebraska, South Dakota, Wisconsin and Wyoming. As of April 30, 2017, we held for investment 87 multifamily properties with 12,885 apartment units and 42 commercial properties, consisting of healthcare, industrial, office and retail, totaling 2.6 million net rentable square feet. As of April 30, 2017, we held for sale 13 multifamily properties consisting of 327 units, and 4 commercial properties. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.

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

Our interest in the Operating Partnership was 88.6% and 88.1%, respectively, of the limited partnership units of the Operating Partnership (“Units”) as of April 30, 2017 and 2016, which includes 100% of the general partnership interest.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until fiscal years beginning after December 15, 2017. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The majority of our revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASC 840, Leases. Our other revenue streams, which are being evaluated under this ASU, include but are not limited to other income from residents determined not to be within the scope of ASC 840 and gains and losses from real estate dispositions. We will continue to assess the impact of the new standard and anticipate adoption as of May 1, 2018 using the modified retrospective approach.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. On the Consolidated Balance Sheets, we reclassified assets and liabilities related to properties classified as held for sale  and we reclassified debt issuance costs from deferred charges and leasing costs to mortgages payable, as part of our adoption of ASU 2015-03, as described above in Recent Accounting Pronouncements.

REVISION

During the fourth quarter of fiscal year 2017 we identified an error pertaining to the reporting for interest income related to two properties that were classified as discontinued operations at April 30, 2016. Accounting guidance in ASC 205-20, Discontinued Operations, indicates that interest income should be allocated to discontinued operations. This error resulted in an overstatement of interest income and income from continuing operations and an understatement of income from discontinued operations of $2.2 million for the fiscal year ended April 30, 2016. This non-cash error did not impact net income, our consolidated balance sheets or statements of cash flows for any period.

In accordance with accounting guidance found in ASC 250-10, Materiality, we assessed the materiality of the error and concluded the error was not material to any of the Company’s previously issued financial statements. In accordance with accounting guidance found in ASC 250-10, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements, we revised our previously issued consolidated statement of operations to correct the effect of this error. We will revise amounts pertaining to each of the fiscal year 2017 quarters from May 1, 2016 through January 31, 2017 in future quarterly filings on Form 10-Q.

The following table presents the effect of this correction on our Consolidated Statement of Operations for the period affected:

	(in thousands, except per share data)
Year Ended April 30, 2016	As Previously Reported	Adjustment	As Revised
Interest income	$2,256	$(2,175)	$81
Income before gain on sale of real estate and other investments, gain on bargain purchase and income from discontinued operations	6,216	(2,175)	4,041
Income from continuing operations	19,280	(2,175)	17,105
Income from discontinued operations	57,322	2,175	59,497
Earnings per common share from continuing operations - Investors Real Estate Trust - basic and diluted	$0.08	$(0.02)	$0.06
Earnings per common share from discontinued operations - Investors Real Estate Trust - basic and diluted	0.41	0.02	0.43

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

During fiscal year 2017, we incurred a non-cash loss of $57.0 million due to impairment of 16 multifamily properties and two parcels of unimproved land. We recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, North Dakota, due to deterioration of this energy-impacted market, which resulted in poor leasing activity and declining rental rates during the three months ended July 31, 2016, which should generally be a strong leasing period. These properties were written-down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties impaired for $40.9 million, $4.7 million, and $2.8 million are owned by joint venture entities in which, at the time of impairment, we had an approximately 70%, 60% and 70% interest, respectively, but which are consolidated in our consolidated financial statements. We recognized impairments of $2.9 million on 13 properties and one parcel of land in Minot, North Dakota. These properties were written-down to estimated fair value based on management cash flow estimates and market data and, in the case of the 13 properties, our intent to dispose of the properties.

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

During fiscal year 2015, we incurred a non-cash loss of $6.1 million due to impairment of four commercial properties and two parcels of unimproved land of which $1.4 million is reflected in discontinued operations. See Note 12 for additional information on discontinued operations. We recognized impairments of $2.1 million on a retail property in Kalispell, Montana; approximately $183,000 on an office property in Golden Valley, Minnesota; $1.8 million on an office property in Minneapolis, Minnesota; $1.4 million on an office property in Boise, Idaho; approximately $98,000 on unimproved land in Eagan, Minnesota; and approximately $442,000 on unimproved land in Weston, Wisconsin. These properties were written-down to estimated fair value during fiscal year 2015 based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Boise and Weston properties, an independent appraisal. The Kalispell and Golden Valley properties were sold in the second quarter of fiscal year 2015. The Minneapolis property was classified as held for sale at April 30, 2015.

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

We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale and management believes it is probable that the sale will be completed within one year. Thirteen multifamily properties, two healthcare properties, and two retail properties were classified as held for sale at April 30, 2017. Thirty-five healthcare properties, one multifamily property, one industrial property, and three parcels of unimproved land were classified as held for sale at April 30, 2016.

We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205 - Presentation of Financial Statements and ASC 360 - Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). We added no new intangible assets or liabilities in the twelve months ended April 30, 2017. In the twelve months ended April 30, 2016, we added $2.2 million of new intangible assets and approximately $101,000 of new intangible liabilities. The weighted average lives of the intangible assets acquired in the twelve months ended April 30, 2016 was 0.7 years. Amortization of intangibles related to above or below-market leases is recorded in real estate rentals in the Consolidated Statements of Operations. Amortization of other intangibles is recorded in depreciation/amortization related to real estate investments in the Consolidated Statements of Operations. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill book value as of April 30, 2017 and 2016 was $1.6 million and $1.7 million, respectively. The annual reviews of goodwill compared the fair value of the reporting units that have been assigned goodwill to their carrying value (investment cost less accumulated depreciation), with the results for these periods indicating no impairment. In fiscal year 2017, we disposed of four commercial properties that had goodwill assigned, and as a result, approximately $103,000 of goodwill was derecognized. In fiscal year 2016, we disposed of eight commercial properties that had goodwill assigned, and as a result, approximately $196,000 of goodwill was derecognized.

PROPERTY AND EQUIPMENT

Property and equipment consists primarily of office equipment contained at our headquarters in Minot, North Dakota, corporate offices in Minneapolis and St. Cloud, Minnesota, and additional property management offices located in the states where we own properties. The Consolidated Balance Sheets reflects these assets at cost, net of accumulated depreciation. As of April 30, 2017 and 2016, property and equipment cost was $2.1 million and $2.1 million, respectively. Accumulated depreciation was $1.2 million and $1.1 million as of April 30, 2017 and 2016, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of our bank deposits and short-term investment certificates acquired subject to repurchase agreements, and our deposits in a money market mutual fund. At times, these deposits may exceed the FDIC limit.

LENDER HOLDBACKS

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of $2.7 million in lender holdbacks for improvements reflected in the Consolidated Statements of Cash Flows for the fiscal year ended April 30, 2017 is due primarily to the release of loan proceeds to us upon completion of these construction and tenant improvement projects, while the increase of $903,000 represents additional amounts retained by lenders for new projects.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Management evaluates the appropriate amount of the allowance for doubtful accounts by assessing the recoverability of individual real estate mortgage loans and rent receivables, through a comparison of their carrying amount with their estimated realizable value. Management considers tenant financial condition, credit history and current economic conditions in establishing these allowances. Receivable balances are written off when deemed uncollectible. Recoveries of receivables previously written off, if any, are recorded when received. A summary of the changes in the allowance for doubtful accounts including properties held for sale for fiscal years ended April 30, 2017, 2016 and 2015 is as follows:

	(in thousands)
	2017	2016	2015
Balance at beginning of year	$946	$1,156	$1,044
Provision	499	651	967
Write-off	(895)	(861)	(855)
Balance at close of year	$550	$946	$1,156

TAX, INSURANCE, AND OTHER ESCROW

Tax, insurance and other escrow includes funds deposited with a lender for payment of real estate tax and insurance, and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.

REAL ESTATE DEPOSITS

Real estate deposits consist of funds held in escrow to be applied toward the purchase of real estate, including from Internal Revenue Code Section 1031 exchanges, and the payment of debt costs associated with debt placement or refinancing. Real estate deposits at April 30, 2017 consisted of $23.7 million held in escrow from Internal Revenue Code Section 1031 exchanges. We had no real estate deposits at April 30, 2016.

DEFERRED CHARGES AND LEASING COSTS

Costs incurred in obtaining a line of credit are amortized to interest expense over the term of the line of credit using the straight-line method, which approximates the effective interest method. Costs and commissions incurred in obtaining tenant leases are amortized on the straight-line method over the terms of the related leases.

INCOME TAXES

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the fiscal years ended April 30, 2017, 2016 and 2015, we distributed in excess of 90% of our taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualify as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).

We have one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For the fiscal year ended April 30, 2017, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the fiscal years ended April 30, 2017, 2016 and 2015.

We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

Distributions for the calendar year ended December 31, 2016 were characterized, for federal income tax purposes, as 12.43% ordinary income and 87.57% capital gain. Distributions for the calendar year ended December 31, 2015 were characterized, for federal income tax purposes, as 36.28% ordinary income, 11.99% capital gain and 51.73% return of capital.

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

NET INCOME PER SHARE

Basic net income per share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding for the period. We have no potentially dilutive financial interests. The potential issuance of Units in exchange for common shares pursuant to the Exchange Right will have no effect on net income per share because Unitholders and common shareholders effectively share ratably in the net income of the Operating Partnership.

PROCEEDS FROM FINANCING LIABILITY

During the first quarter of fiscal year 2014, we sold a senior housing property in exchange for $7.9 million in cash and a $29.0 million contract for deed which matures August 1, 2018. The buyer leased the property back to us, and also granted us an option to repurchase the property at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing due to our continuing involvement with the property and recorded the $7.9 million in sales proceeds within liabilities held for sale and liabilities from discontinued operations on the Consolidated Balance Sheets. The balance of the liability as of April 30, 2017 is $7.9 million.

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

GAIN ON BARGAIN PURCHASE

During fiscal year 2016, we acquired a multifamily property in Rochester, MN, which had a fair value at acquisition of approximately $36.3 million, as appraised by a third party. The consideration exchanged for the property consisted of $15.0 million cash and approximately 2.5 million Units, valued at approximately $17.8 million. The fair value of the Units transferred was based on the closing market price of our common shares on the acquisition date of $7.09 per share. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired exceeded the total of the fair value of the consideration paid by approximately $3.4 million. The seller accepted consideration below the fair value of the property in order to do a partial tax-deferred exchange for Units.

NOTE 3 • CREDIT RISK

We are potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

We have entered into a cash management arrangement with First Western Bank (the “Bank”) with respect to deposit accounts that exceed FDIC Insurance coverage. On a daily basis, account balances are swept into a repurchase account.  The Bank pledges fractional interests in U.S. Government Securities owned by the Bank at an amount equal to the excess over the uncollected balance in the repurchase account. The amounts deposited by us pursuant to the repurchase agreement are not insured by FDIC. At April 30, 2017 and 2016, these amounts totaled $6.0 million and $36.7 million, respectively.

NOTE 4 • PROPERTY OWNED

Property, consisting principally of real estate, is stated at cost less accumulated depreciation and totaled $1.3 billion and $1.4 billion as of April 30, 2017 and 2016, respectively.

Construction period interest of approximately $431,000, $4.9 million and $4.9 million has been capitalized for the years ended April 30, 2017, 2016 and 2015, respectively.

The future minimum lease receipts to be received under non-cancellable leases for commercial properties held for investment as of April 30, 2017, assuming that no options to renew or buy out the lease are exercised, are as follows:

Year Ended April 30,	(in thousands)
2018	$25,922
2019	24,250
2020	22,695
2021	21,386
2022	19,601
Thereafter	120,772
$234,626

See Real Estate Investments within Note 2 for information about impairment losses recorded during fiscal years 2017, 2016, and 2015.

NOTE 5 • IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets and intangible liabilities at April 30, 2017 and 2016 were as follows:

	(in thousands)
	April 30, 2017	April 30, 2016
Identified intangible assets (included in intangible assets):
Gross carrying amount	$6,102	$8,088
Accumulated amortization	(5,444)	(6,230)
Net carrying amount	$658	$1,858

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$156	$159
Accumulated amortization	(76)	(55)
Net carrying amount	$80	$104

Amortization of identified intangible assets (a component of depreciation and amortization expense) was $1.2 million, $1.7 million and $1.5 million for the twelve months ended April 30, 2017, 2016 and 2015, respectively. The estimated annual amortization of identified intangible assets for each of the five succeeding fiscal years is immaterial.

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

We reflect noncontrolling interests in consolidated real estate entities on the Balance Sheet for the portion of properties consolidated by us that are not wholly owned by us. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests –‑consolidated real estate entities in the Consolidated Statements of Operations. Our noncontrolling interests – consolidated real estate entities at April 30, 2017 and 2016 were as follows:

	(in thousands)
	April 30, 2017	April 30, 2016
IRET-71 France, LLC	$7,425	$8,070
IRET-Cypress Court Apartments, LLC	986	1,042
IRET-RED 20, LLC	—	2,410
IRET-Williston Garden Apartments, LLC	1,057	3,014
IRET - WRH 1, LLC	(7,904)	5,266
WRH Holding, LLC	360	1,195
Other	—	23
Noncontrolling interests – consolidated real estate entities	$1,924	$21,020

NOTE 7 • LINE OF CREDIT

During the fiscal year ended April 30, 2017, we had a revolving, multi-bank line of credit with First International Bank and Trust, Watford City, North Dakota, as lead bank, which had lending commitments of $100.0 million (“FIB Line of Credit”). On January 31, 2017, we repaid the FIB Line of Credit in full in the amount of $17.5 million, along with other fees, and terminated the FIB Line of Credit.

On January 31, 2017, our Operating Partnership entered into a credit agreement for the unsecured, variable interest rate BMO Line of Credit. The BMO Line of Credit contains a $250 million accordion option, which exercise is subject to the satisfaction of certain conditions. However, the maximum borrowing capacity of the BMO Line of Credit will be based on the value of an unencumbered asset pool (“UAP”). The UAP may not consist of less than 15 properties that meet certain eligibility criteria, and eligible properties may be added and removed from the UAP subject to the satisfaction of certain conditions. The BMO Line of Credit is guaranteed, jointly and severally, by us, the general partner of our Operating Partnership and each subsidiary that owns a UAP property. It will accrue interest at a rate based either on a margin percentage over the Lender’s Base Rate, ranging from 0.6% to 1.25%, or on a margin percentage over LIBOR, ranging from 1.6% to 2.25%, based on our total leverage ratio. The BMO Line of Credit has a termination date of January 31, 2021, which may be extended for an additional one year period subject to the satisfaction of certain conditions. The line also requires the payment of customary fees and contains covenants, representations, warranties and events of default customary for credit facilities of this type, including a covenant on a fiscal quarterly-end basis that the consolidated leverage ratio will not be greater than 0.60 to 1.00. Participants, as of April 30, 2017, included the following financial institutions: BMO Harris Bank N.A., KeyBank, National Association, PNC Bank, National Association, Royal Bank of Canada, U.S. Bank National Association, Associated Bank, National Association, Bank of North Dakota and Raymond James Bank, N.A.; with KeyBank, National Association and PNC Bank, National Association as syndication agents and BMO Capital Markets Corp., Keybanc Capital Markets Inc. and PNC Capital Markets, LLC as joint lead arrangers and joint book runners. As of April 30, 2017, the line of credit availability was $206.0 million based on the UAP, of which $57.1 million was drawn on the line, priced at an interest rate of 2.74%. As of April 30, 2017, we believe we and our Operating Partnership were in compliance with the covenants contained in the BMO Line of Credit.

						Weighted
	(in thousands)					Average Int.
		Amount	Amount	Applicable		Rate on
		Outstanding	Outstanding	Interest Rate		Borrowings
	Amount	as of April 30,	as of April 30,	as of April 30,	Maturity	during fiscal
Financial Institution	Available	2017	2016	2017	Date	year 2017

First International Bank & Trust	$—	$—	$17,500	n/a	n/a	n/a
BMO Harris Bank N.A.	$206,000	$57,050	$—	2.74%	1/31/2021	2.67%

NOTE 8 • MORTGAGES PAYABLE AND CONSTRUCTION DEBT

Most of our properties serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgage loans are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgage loans range from 3.28% to 6.66%, and the mortgage loans have varying maturity dates from May 28, 2017 through July 1, 2036. As of April 30, 2017, we believe there are no material defaults or material compliance issues in regards to any of these mortgage loans.

Including mortgage loans on properties held for sale, the balance of fixed rate mortgage loans totaled $629.5 million and $689.3 million at April 30, 2017 and 2016, respectively, and the balance of variable rate mortgage loans totaled $57.7 million and $196.8 million as of April 30, 2017, and 2016, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgage loans have substantial pre-payment penalties. As of April 30, 2017, the weighted-average rate of interest on our mortgage debt was 4.71%, compared to 4.54% on April 30, 2016. The aggregate amount of required future principal payments on mortgage loans payable as of April 30, 2017, is as follows:

	(in thousands)
	Mortgage Loans	Mortgage Loans
	on Properties	on Properties
	Held for	Held for
Year Ended April 30,	Investment	Sale
2018	$40,777	$16,621
2019	75,918	1,870
2020	93,678	183
2021	136,390	193
2022	87,654	993
Thereafter	231,023	1,943
Total payments	$665,440	$21,803

In addition to mortgage loans comprising our $687.2 million of mortgage indebtedness, our revolving, multi-bank unsecured line of credit is discussed in Note 7. This line of credit is not included in our mortgage indebtedness total. As of April 30, 2017, we had 56 unencumbered properties.

Our construction debt totaled $41.7 million and $82.0 million on April 30, 2017 and 2016, respectively. The weighted average rate of interest on the construction debt as of April 30, 2017 was 3.27%, compared to 2.74% as of April 30, 2016. The total available to be drawn on the construction loans was $4.8 million at April 30, 2017.

NOTE 9 • TRANSACTIONS WITH RELATED PARTIES

BANKING SERVICES – FIRST INTERNATIONAL BANK AND TRUST

We have an ongoing banking relationship with First International Bank. Prior to his declination to stand for reelection on September 19, 2016, Stephen L. Stenehjem, was a member of our Board of Trustees. Mr. Stenehjem is the Chief Executive Officer and Chairman of First International Bank and the Chief Executive Officer of Watford City BancShares, Inc., its bank holding company, and the bank holding company is owned by Mr. Stenehjem and members of his family.

We had two mortgage loans outstanding with First International Bank as of April 30, 2017, with original principal balances of $43.0 million (Renaissance Heights I) and $27.0 million (Commons and Landing at Southgate), respectively, and bearing variable interest at 5.24% per annum and fixed interest at 4.04% per annum. We paid interest on these loans of approximately $1.7 million and $579,000 in fiscal year 2017, respectively. Prior to January 31, 2017, we had a multi-bank line of credit with a capacity of $100.0 million, of which First International Bank was the lead bank and a participant with an $11.0 million commitment. In fiscal year 2017, we paid First International Bank a total of approximately $106,000 in interest on First International Bank’s portion of the outstanding balance of this credit line, and paid fees of approximately $56,000. In connection with this multi-bank line of credit, we maintained compensating balances with First International Bank totaling $6.0 million, of which $1.5 million is held in a non-interest bearing account, and $4.5 million was held in an account that paid us interest on the deposited amount of 0.20% per annum. We also maintained checking accounts with First International Bank. In fiscal year 2017, we paid less than $900 in total in various bank service and other fees charged on these checking accounts.

In fiscal years 2016 and 2015, we paid interest and fees on outstanding mortgage and construction loans of approximately $2.2 million and $1.7 million respectively. In fiscal years 2016 and 2015, respectively, we paid First International Bank $186,000 and $245,000 in interest on First International Bank’s portion of the multi-bank line of credit and paid fees of $77,000 and $40,000. Also in both fiscal years 2016 and 2015, we paid under $500 in total in various bank service and other fees charged on checking accounts maintained with First International Bank. Total payments of interest and fees from us to First International Bank were approximately $2.4 million, $2.5 million and $2.0 million in fiscal years 2017, 2016 and 2015, respectively.

NOTE 10 • ACQUISITIONS, DEVELOPMENT PROJECTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added no new real estate properties to our portfolio through property acquisitions during the fiscal year ended April 30, 2017, compared to $143.5 million in fiscal year ended April 30, 2016. We expensed approximately $253,000 of transaction costs related to the acquisitions in fiscal year 2016. The fiscal year 2016 acquisitions are detailed below.

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

(1)

Value of Units of the Operating Partnership based on the closing market price of our common shares on the acquisition date. The number of Units issued were approximately 44,000 and 2.5 million, respectively, for the Gardens and Avalon Cove acquisitions.

(2)	Acquisition resulted in a gain on bargain purchase of approximately $3.4 million. See Note 2 for additional information.

There were no acquisitions during fiscal year 2017. Acquisitions in fiscal year 2016 are immaterial to our real estate portfolio both individually and in the aggregate, and consequently no proforma information is presented. The results of operations from acquired properties are included in the Consolidated Statements of Operations as of their acquisition date. The revenue and net income of our fiscal year 2017 and 2016 acquisitions are detailed below.

	(in thousands)
Year Ended April 30,	2017	2016
Total revenue	$—	$4,094
Net income (loss)	$—	$(366)

DEVELOPMENT PROJECTS PLACED IN SERVICE

We placed approximately $102.9 million of development projects in service during fiscal year 2017, compared to $211.8 million in fiscal year 2016. The fiscal year 2017 and 2016 development projects placed in service are detailed below.

Fiscal 2017 (May 1, 2016 to April 30, 2017)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
241 unit - 71 France - Edina, MN(1)	2016-05-01	$4,721	$67,641	$72,362
202 unit - Monticello Crossings - Monticello, MN(2)	2017-03-01	1,734	28,782	30,516

Total Development Projects Placed in Service		$6,455	$96,423	$102,878

(1)

Costs paid in prior fiscal years totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.5 million, for a total project cost at April 30, 2017 of $72.4 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

(2)	Costs paid in prior fiscal years totaled $15.5 million. Additional costs incurred in fiscal year 2017 totaled $15.0 million, for a total project cost at April 30, 2017 of $30.5 million.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service (1)	in Service	Land	Building	Cost

Multifamily
72 unit - Chateau II - Minot, ND (2)	2015-06-01	$240	$14,408	$14,648
288 unit - Renaissance Heights - Williston, ND(3)	2015-07-27	3,080	59,434	62,514
163 unit - Deer Ridge - Jamestown, ND(4)	2016-02-22	700	24,137	24,837
251 unit - Cardinal Point - Grand Forks, ND(5)	2016-03-18	1,600	48,132	49,732
		5,620	146,111	151,731

Healthcare
57,624 sq ft Edina 6565 France SMC III - Edina, MN(6)	2015-06-01	—	33,041	33,041
70,756 sq ft PrairieCare Medical - Brooklyn Park, MN(7)	2015-09-08	2,610	21,830	24,440
		2,610	54,871	57,481

Other
7,963 sq ft Minot Southgate Retail - Minot, ND(8)	2015-10-01	889	1,734	2,623

Total Development Projects Placed in Service		$9,119	$202,716	$211,835

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

PROPERTY DISPOSITIONS

During the fiscal year ended April 30, 2017, we sold 1 multifamily property, 32 senior housing properties, 2 medical office properties, 1 retail property, 1 industrial property and 2 parcels of unimproved land for a total sales price of $286.9 million. Dispositions totaled $536.7 million in fiscal year 2016. The fiscal year 2017 and 2016 dispositions are detailed below.

Fiscal 2017 (May 1, 2016 to April 30, 2017)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Multifamily
24 unit Pinecone Villas - Sartell, MN	2017-04-20	$3,540	$2,732	$808

Healthcare
189,244 sq ft 9 Idaho Spring Creek Senior Housing Properties(1)	2016-10-31	43,900	37,397	6,503
426,652 sq ft 5 Edgewood Vista Senior Housing Properties(2)	2017-01-18	69,928	50,393	19,535
286,854 sq ft 5 Wyoming Senior Housing Properties(3)	2017-02-01	49,600	45,469	4,131
169,001 sq ft 9 Edgewood Vista Senior Housing Properties(4)	2017-02-15	30,700	24,081	6,619
169,562 sq ft 4 Edgewood Vista Senior Housing Properties(5)	2017-03-01	35,348	14,511	20,837
114,316 sq ft Healtheast St. John & Woodwinds - Maplewood & Woodbury MN	2017-03-06	20,700	13,777	6,923
59,760 sq ft Sartell 2000 23rd Street South - Sartell, MN	2017-03-31	5,600	5,923	(323)
98,174 sq ft Legends at Heritage Place - Sartell, MN	2017-04-20	9,960	11,439	(1,479)
		265,736	202,990	62,746

Other
195,075 sq ft Stone Container - Fargo, ND	2016-07-25	13,400	4,418	8,982
28,528 sq ft Grand Forks Carmike - Grand Forks, ND	2016-12-29	4,000	1,563	2,437
		17,400	5,981	11,419

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	2016-05-06	250	274	(24)

Total Property Dispositions		$286,926	$211,977	$74,949

(1)

The properties included in this portfolio are: Spring Creek American Falls, Spring Creek Boise, Spring Creek Eagle, Spring Creek Fruitland, Spring Creek Fruitland Unimproved, Spring Creek Meridian, Spring Creek Overland, Spring Creek Soda Springs and Spring Creek Ustick.

(2)	The properties included in this portfolio are: Edgewood Vista Bismarck, Edgewood Vista Brainerd, Edgewood Vista East Grand Forks, Edgewood Vista Fargo, and Edgewood Vista Spearfish.
(3)

The properties included in this portfolio are: Casper 1930 E 12th Street (Park Place), Casper 3955 E 12th Street (Meadow Wind), Cheyenne 4010 N College Drive (Aspen Wind), Cheyenne 4606 N College Drive (Sierra Hills) and Laramie 1072 N 22nd Street (Spring Wind).

(4)

The properties included in this portfolio are: Edgewood Vista Belgrade, Edgewood Vista Billings, Edgewood Vista Columbus, Edgewood Vista Fremont, Edgewood Vista Grand Island, Edgewood Vista Minot, Edgewood Vista Missoula, Edgewood Vista Norfolk and Edgewood Vista Sioux Falls.

(5)	The properties included in this portfolio are: Edgewood Vista Hastings, Edgewood Vista Kalispell, Edgewood Vista Omaha and Edgewood Vista Virginia.

Fiscal 2016 (May 1, 2015 to April 30, 2016)

		(in thousands)
	Date			Book Value
Dispositions	Disposed	Sales Price		and Sales Cost		Gain/(Loss)

Multifamily
391 unit - St. Cloud Student Housing Portfolio - St. Cloud, MN	2016-03-24	$5,615		$5,647		$(32)

Healthcare
61,758 sq ft Nebraska Orthopaedic Hospital - Omaha, NE	2016-04-01	24,494		16,512		7,982

Other
117,144 sq ft Thresher Square – Minneapolis, MN	2015-05-18	7,000		7,175		(175)
2,549,222 sq ft Office Sale Portfolio(1)	2015-08-03	250,000		231,908		18,092
420,216 sq ft Mendota Office Center Portfolio – Mendota Heights, MN(2)	2015-08-12	40,000		41,574		(1,574)
1,027,208 sq ft Retail Sale Portfolio(3)	2015-09-30	78,960		72,000		6,960
48,700 sq ft Eden Prairie 6101 Blue Circle Drive – Eden Prairie, MN	2015-10-19	2,900		2,928		(28)
8,526 sq ft Burnsville I Strip Center – Burnsville, MN	2015-12-23	1,300		913		387
4,800 sq ft Pine City C-Store – Pine City, MN	2016-01-08	300		355		(55)
11,003 sq ft Minot Plaza – Minot, ND	2016-01-19	1,854		393		1,461
937,518 sq ft 9-Building Office Portfolio(4)(5)	2016-01-29	122,610	(5)	86,154	(5)	36,456	(5)
3,702 sq ft Arrowhead First International Bank - Minot, ND	2016-04-06	1,675		1,255		420
		506,599		444,655		61,944
Unimproved Land
River Falls Unimproved Land - River Falls, WI	2016-04-06	20		21		(1)

Total Property Dispositions		$536,728		$466,835		$69,893

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

NOTE 11 • OPERATING SEGMENTS

We report our results in two reportable segments, which are aggregations of similar properties: multifamily and healthcare. Segment information in this report is presented based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders or cash flow from operating activities as a measure of financial performance. The following tables present real estate revenues and net operating income for the fiscal years ended April 30, 2017, 2016 and 2015 from our two reportable segments, and reconcile net operating income of reportable segments to net income as reported in the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	(in thousands)
Year Ended April 30, 2017	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$144,743	$49,856	$11,139	—	$205,738
Real estate expenses	63,292	16,419	3,024	5,620	88,355
Net operating income (loss)	$81,451	$33,437	$8,115	(5,620)	117,383
Depreciation and amortization					(55,009)
Impairment of real estate investments					(57,028)
General and administrative expenses					(12,075)
Acquisition and investment related costs					(3,276)
Other expenses					(3,796)
Interest expense					(41,127)
Loss on debt extinguishment					(3,099)
Interest and other income					1,176
Loss before gain on sale of real estate and other investments and income from discontinued operations					(56,851)
Gain on sale of real estate and other investments					18,701
Loss from continuing operations					(38,150)
Income from discontinued operations					68,675
Net income					$30,525

	(in thousands)
Year Ended April 30, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$131,149	$45,621	$11,550	$—	$188,320
Real estate expenses	57,130	15,439	2,500	4,031	79,100
Net operating income (loss)	$74,019	$30,182	$9,050	$(4,031)	109,220
Depreciation and amortization					(49,832)
Impairment of real estate investments					(5,543)
General and administrative expenses					(11,267)
Acquisition and investment related costs					(830)
Other expenses					(2,231)
Interest expense					(35,768)
Loss on debt extinguishment					(106)
Interest and other income					398
Income before gain on sale of real estate and other investments					4,041
Gain on sale of real estate and other investments					9,640
Gain on bargain purchase					3,424
Income from continuing operations					17,105
Income from discontinued operations					59,497
Net income					$76,602

(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Year Ended April 30, 2015	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$118,526	$44,153	$16,642	$—	$179,321
Real estate expenses	48,668	15,244	5,260	3,965	73,137
Net operating income (loss)	$69,858	$28,909	$11,382	$(3,965)	106,184
Depreciation and amortization					(42,784)
Impairment of real estate investments					(4,663)
General and administrative expenses					(11,824)
Acquisition and investment related costs					(362)
Other expenses					(1,647)
Interest expense					(34,447)
Interest and other income					780
Income before loss on sale of real estate and other investments and loss from discontinued operations					11,237
Gain on sale of real estate and other investments					6,093
Income from continuing operations					17,330
Income from discontinued operations					11,354
Net income					$28,684
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

Segment Assets and Accumulated Depreciation

	(in thousands)
As of April 30, 2017	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,260,541	$323,148	$93,792	$1,677,481
Less accumulated depreciation	(232,592)	(86,139)	(21,686)	(340,417)
Total property owned	$1,027,949	$237,009	$72,106	$1,337,064
Assets held for sale and assets from discontinued operations				37,708
Cash and cash equivalents				28,819
Receivables and other assets				52,468
Unimproved land				18,455
Total Assets				$1,474,514

	(in thousands)
As of April 30, 2016	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,243,909	$337,920	$99,642	$1,681,471
Less accumulated depreciation	(209,156)	(83,558)	(20,175)	(312,889)
Total property owned	$1,034,753	$254,362	$79,467	$1,368,582
Assets held for sale and assets from discontinued operations				220,537
Cash and cash equivalents				66,698
Other investments				50
Receivables and other assets				26,535
Development in progress				51,681
Unimproved land				20,939
Total Assets				$1,755,022

NOTE 12 • DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205 - Presentation of Financial Statements and ASC 360 - Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

We classified no dispositions as discontinued operations during the fiscal year ended April 30, 2017. During the fiscal year ended April 30, 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as discontinued operations and subsequently sold during the fiscal year ended April 30, 2016. Additionally, we determined that our strategic decision to exit senior housing, which was a subset of our healthcare segment, met the criteria for discontinued operations and we classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Thirty-two of these senior housing properties were subsequently sold during the fiscal year ended April 30, 2017. We classified no dispositions as discontinued operations during the fiscal year ended April 30, 2015. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the fiscal years ended April 30, 2017, 2016 and 2015.

	(in thousands)
	Year Ended April 30,
	2017	2016	2015
REVENUE
Real estate rentals	$16,405	$43,544	$75,883
Tenant reimbursement	226	8,684	24,466
TRS senior housing revenue	3,218	3,955	3,520
TOTAL REVENUE	19,849	56,183	103,869
EXPENSES
Property operating expenses, excluding real estate taxes	75	10,252	23,517
Real estate taxes	—	5,777	14,343
Depreciation and amortization	16	14,166	27,823
Impairment of real estate investments	—	440	1,442
TRS senior housing expenses	3,113	3,366	2,997
Other expenses	—	—	1
TOTAL EXPENSES	3,204	34,001	70,123
Operating income	16,645	22,182	33,746
Interest expense(1)	(4,815)	(18,406)	(24,573)
Gain/loss on extinguishment of debt(1)	(1,790)	29,336	—
Interest income	2,176	2,176	2,176
Other income	313	427	5
Income from discontinued operations before gain on sale	12,529	35,715	11,354
Gain on sale of discontinued operations	56,146	23,782	—
INCOME FROM DISCONTINUED OPERATIONS	$68,675	$59,497	$11,354
Segment Data
Healthcare	$68,362	$8,101	$9,008
All other	313	51,396	2,346
Total	$68,675	$59,497	$11,354

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

	(in thousands)
	2017	2016	2015
Property Sale Data
Sales price	239,436	$373,460	$—
Net book value and sales costs	(183,290)	(349,678)	—
Gain on sale of discontinued operations	56,146	$23,782	$—

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	April 30, 2017	April 30, 2016
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$21,332	$189,900
Receivable arising from straight-lining of rents	2,283	9,805
Accounts receivable	—	1,707
Prepaid and other assets	—	43
Tax, insurance and other escrow	—	670
Property and equipment	—	479
Goodwill	14	18
Total major classes of assets of the discontinued operations	23,629	202,622
Other assets included in the disposal group classified as held for sale	14,079	17,915
Total assets of the disposal group classified as held for sale on the balance sheet	$37,708	$220,537

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$52	$810
Mortgages payable	16,226	67,940
Other	7,900	7,900
Total major classes of liabilities of the discontinued operations	24,178	76,650
Other liabilities included in the disposal group classified as held for sale	5,884	838
Total liabilities of the disposal group classified as held for sale on the balance sheet	$30,062	$77,488

NOTE 13 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Pursuant to the exercise of Exchange Rights, Units may be tendered for redemption for cash or, at our option, for common shares on a one-for-one basis. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the fiscal years ended April 30, 2017, 2016 and 2015:

	For Year Ended April 30,

	(in thousands, except per share data)
	2017	2016	2015
NUMERATOR
(Loss) income from continuing operations – Investors Real Estate Trust	$(17,340)	$18,651	$14,083
Income from discontinued operations – Investors Real Estate Trust	60,687	53,355	10,004
Net income attributable to Investors Real Estate Trust	43,347	72,006	24,087
Dividends to preferred shareholders	(10,546)	(11,514)	(11,514)
Redemption of preferred shares	(1,435)	—	—
Numerator for basic earnings per share – net income available to common shareholders	31,366	60,492	12,573
Noncontrolling interests – Operating Partnership	4,059	7,032	1,526
Numerator for diluted earnings per share	$35,425	$67,524	$14,099
DENOMINATOR
Denominator for basic earnings per share weighted average shares	121,169	123,094	118,004
Effect of redeemable operating partnership units	16,130	14,278	16,594
Denominator for diluted earnings per share	137,299	137,372	134,598
(Loss) earnings per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.24)	$0.06	$0.02
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	0.50	0.43	0.09
NET INCOME PER COMMON SHARE – BASIC & DILUTED	$0.26	$0.49	$0.11

NOTE 14 • RETIREMENT PLANS

We sponsor a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. We currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 4.0% of the eligible wages of each participating employee. 401(k) matching contributions are fully vested when made. We recognized expense of approximately $565,000, $836,000 and $1.0 million in fiscal years 2017, 2016 and 2015, respectively. The expense decreased from fiscal year 2016 to fiscal year 2017 because fiscal year 2016 included a 3.5% discretionary employer contribution. The decrease in cost from fiscal year 2015 to fiscal year 2016 was due to a decrease in discretionary employer contribution.

NOTE 15 • COMMITMENTS AND CONTINGENCIES

Ground Leases. As of April 30, 2017, we are a tenant under operating ground or air rights leases on seven of our properties. We pay a total of approximately $330,000 per year in rent under these ground leases, which have remaining terms ranging from 14 to 39 years, and expiration dates ranging from February 2031 to October 2055. We have renewal options for three of the seven ground leases, and rights of first offer or first refusal for the remainder.

The expected timing of ground and air rights lease payments as of April 30, 2017 is as follows:

(in thousands)
Fiscal Year Ended April 30,	Lease Payments
2018	$331
2019	332
2020	333
2021	335
2022	336
Thereafter	8,167
Total	$9,834

Legal Proceedings. We are involved in various lawsuits arising in the normal course of business. We believe that such matters will not have a material adverse effect on our consolidated financial statements.

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

Tenant Improvements.  In entering into leases with tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term, and the rental income that was expected to cover the cost of the tenant improvements is not received. As of April 30, 2017, we are committed to fund $4.3 million in tenant improvements within approximately the next 12 months.

Purchase Options.  Under certain lease agreements, we have granted options to the tenants of properties to purchase such properties. In general, these options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of the initial cost to us. As of April 30, 2017, two of our properties were subject to purchase options, and the total investment cost, plus improvements, of all such properties was $27.3 million with total gross rental revenues in fiscal year 2017 of $2.7 million.

Insurance.  We carry insurance coverage on our properties in amounts and types that we believe are customarily obtained by owners of similar properties and are sufficient to achieve our risk management objectives.

Restrictions on Taxable Dispositions.  Approximately 30 of our properties, consisting of approximately 431,000 square feet of our combined commercial properties and 3,285 apartment units, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties (net of accumulated depreciation) was approximately $286.7 million at April 30, 2017. The restrictions on taxable dispositions are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders’ best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.

Redemption Value of Units.  Pursuant to a Unitholder’s exercise of its Exchange Rights, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or acquiring the Units for our common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of April 30, 2017 and 2016, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for our common shares, was approximately $95.1 million and $109.3 million, respectively.

Joint Venture Buy/Sell Options.  Several of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party, but do not generally require that we buy our partners’ interests. However, from time to time, we have entered into joint venture agreements which contain options compelling us to acquire the interest of the other parties. We currently have one such joint venture, which owns Commons and Landing at Southgate in Minot, North Dakota, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement. The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Consolidated Balance Sheets.

Pending Dispositions. We currently have signed sales agreements for the disposition of our two remaining senior housing properties for a total sales price of $36.9 million and a parcel of unimproved land for a sales price of $3.6 million. These pending dispositions are subject to various closing conditions and contingencies, and no assurances can be given that the transactions will be completed on the terms currently proposed, or at all.

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

Level 1:  Quoted prices in active markets for identical assets

Level 2:  Significant other observable inputs

Level 3:  Significant unobservable inputs

There were no transfers in and out of Level 1, Level 2 and Level 3 fair value measurements during fiscal years 2017 and 2016. Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at April 30, 2017 and 2016.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2017 and 2016 consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during fiscal year 2017 and 2016, respectively. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
April 30, 2017
Real estate investments	$506	$—	$—	$506
Real estate held for sale(1)	$10,891	$—	$—	$10,891

April 30, 2016
Real estate held for sale	$6,650	$—	$—	$6,650

(1)	Represents only the portion of real estate held for sale at April 30, 2017 that was written-down to estimated fair value.

We estimated the fair value of our real estate held for sale using an income approach, including management estimates, and cash flow calculations. We estimated the fair value of our real estate investments using market comparisons and a broker opinion of value. As of April 30, 2017, we estimated fair value on a group of our properties using projected net operating income and an estimated capitalization rate to estimate fair value. Significant unobservable quantitative inputs used in determining the fair value of each investment includes capitalization rates based on the location, type and nature of each property, and current and anticipated market conditions. Significant unobservable quantitative inputs used in determining the fair value of these real estate investments at April 30, 2017, was a capitalization rate of 7.0%.

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

Mortgages Payable. For variable rate loans that re-price frequently, fair values are based on carrying values. The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).

The estimated fair values of our financial instruments as of April 30, 2017 and 2016 are as follows:

	(in thousands)
	2017		2016
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$28,819	$28,819	$66,698	$66,698
Other investments	—	—	50	50
FINANCIAL LIABILITIES
Other debt, including other debt related to assets held for sale	49,637	49,637	82,026	82,026
Lines of credit	57,050	57,050	17,500	17,500
Mortgages payable	665,440	680,941	817,324	866,649
Mortgages payable related to assets held for sale	21,803	21,861	68,824	78,690

NOTE 17 • SHAREHOLDERS’ EQUITY

Distribution Reinvestment and Share Purchase Plan.  During fiscal year 2017 no shares were issued pursuant to our Distribution Reinvestment and Share Purchase Plan (“DRIP”). During fiscal years 2016 and 2015, we issued approximately 821,000 and 8.1 million common shares, respectively, under the DRIP, at a total value at issuance of $5.6 million and $64.9 million, respectively. The shares issued under the DRIP during fiscal year 2016 consisted of approximately 610,000 shares valued at issuance at $4.1 million that were purchased with reinvested distributions and approximately 211,000 shares valued at $1.5 million at issuance that were purchased with voluntary cash contributions. Participation in the DRIP is available to existing common shareholders and Unitholders as well as new investors. Under the DRIP, participants may purchase additional common shares by reinvesting their cash distributions and making voluntary cash contributions.

Exchange of Units for Common Shares.  During fiscal years 2017 and 2016, respectively, approximately 503,000 and 273,000 Units were redeemed in exchange for common shares in connection with Unitholders exercising their Exchange Rights, with a total value of $875,000 and $1.5 million included in equity.

Equity Awards. During fiscal year 2017, we issued approximately 604,000 Common Shares, with a total grant-date value of $2.6 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. We also issued approximately 59,000 Common Shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Award Plan, for trustee share based compensation for fiscal year 2016 performance. During fiscal year 2017, 274,000 common shares were forfeited under the 2015 Incentive Award Plan. During fiscal year 2016, we issued approximately 220,000 Common Shares, net of withholding, with a total grant-date value of approximately $1.6 million, under our 2008 Incentive Award Plan, for executive officer and trustee share based compensation for fiscal year 2015 performance.

Share Repurchase Program. On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares and/or Series B preferred shares over a one year period.

Under this program, we may repurchase the shares in open-market purchases including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with the requirements of the Securities and Exchange Commission. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time. During fiscal year 2017, we repurchased and retired approximately 778,000 common shares for an aggregate cost of $4.5 million, including commissions, at an average price per share of $5.77. During fiscal year 2016, we repurchased and retired approximately 4.6 million common shares for an aggregate cost of $35.0 million, including commissions, at an average price per share of $7.52.

ATM Program.  During the second quarter of fiscal year 2014, we and our Operating Partnership entered into an At the Market sales agreement (“ATM”) with Robert W. Baird & Co. Incorporated as sales agent, pursuant to which we may from time to time sell common shares having an aggregate offering price of up to $75 million. On June 1, 2016, we and our Operating Partnership terminated the ATM sales agreement with Baird according to its terms. We did not issue any shares under the ATM.

Issuance of Preferred Shares.  On August 7, 2012, we completed the public offering of 4.6 million 7.95% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series B preferred shares”) at a price of $25.00 per share for net proceeds of approximately $111.2 million after underwriting discounts and estimated offering expenses.  These shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after August 7, 2017. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.9875 per share, which is equal to 7.95% of the $25.00 per share liquidation preference ($115 million liquidation preference in the aggregate). We contributed the net proceeds from the issuance to the Operating Partnership in exchange for 4.6 million Series B preferred units, which carry terms that are substantially the same as the Series B preferred shares.

Redemption of Preferred A.  On December 2, 2016, we completed the redemption of all of the outstanding 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) for an aggregate redemption price of $29.2 million, and such shares are no longer outstanding as of such date.

NOTE 18 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017
Revenues	$49,611	$50,609	$51,174	$54,344
Net (loss) income attributable to Investors Real Estate Trust	$(21,643)	$11,600	$23,110	$30,280
Net (loss) income available to common shareholders	$(24,522)	$8,722	$19,172	$27,994
Net (loss) income per common share - basic & diluted	$(0.20)	$0.07	$0.16	$0.23

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2015	October 31, 2015	January 31, 2016	April 30, 2016
Revenues	$45,045	$46,346	$48,406	$48,523
Net income attributable to Investors Real Estate Trust	$4,540	$16,666	$39,797	$11,003
Net income available to common shareholders	$1,661	$13,788	$36,918	$8,125
Net income per common share - basic & diluted	$0.01	$0.11	$0.30	$0.07

The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.

NOTE 19 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the noncontrolling interest in a joint venture in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares on our Consolidated Balance Sheets. We currently have one joint venture, which owns Commons and Landing at Southgate in Minot, North Dakota, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire its interest for a price to be determined in accordance with the provisions of the joint venture agreement.

As of April 30, 2017 and 2016, the estimated redemption value of the redeemable noncontrolling interests was $7.2 million and $7.5 million, respectively. Below is a table reflecting the activity of the redeemable noncontrolling interests.

	(in thousands)
	2017	2016	2015
Balance at beginning of fiscal year	$7,522	$6,368	$6,203
Contributions	81	1,120	—
Net (loss) income	(422)	34	165
Balance at close of fiscal year	$7,181	$7,522	$6,368

NOTE 20 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash and unrestricted and restricted Common Shares up to an aggregate of 4,250,000 shares over the ten year period in which the plan will be in effect. Through April 30, 2017, awards under the 2015 Incentive Plan consisted of restricted and unrestricted Common Shares.

Long-Term Incentive Plan

Under the 2015 Incentive Plan, our officers and non-officer employees may earn share awards under a long-term incentive plan which is a forward-looking program that measures long-term performance over the stated performance period. Such awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year.

Fiscal Year 2017 LTIP Awards

Awards granted on June 22, 2016 consist of time-based restricted share awards and performance restricted share awards for 45,651 and 273,901 shares, respectively, that are classified as equity awards. The 45,651 time-based restricted share awards vest as to one-third of the shares on each June 22, 2017, May 1, 2018 and May 1, 2019. We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

The 273,901 performance restricted share awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of shares that are eligible to be earned are the shares that were granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, and regardless of whether the market conditions are achieved and the performance restricted share awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price. We based the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award. We based the expected term on the performance period of the performance restricted share award. The assumptions used to value the performance restricted share awards were an expected volatility of 23.8%, a risk-free interest rate of 0.86% and an expected life of 2.85 years. The share price at the grant date, June 22, 2016, was $6.24.

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

Awards granted on April 30, 2017 consist of time-based restricted share awards for 56,203 shares that vest as to one-third of the shares on each April 30, 2017, April 30, 2018 and April 30, 2019 and 49,342 shares that vest as to one-third of the shares on each of April 30, 2018, April 30, 2019 and April 30, 2020.

Trustee Awards

Awards granted on June 22, 2016 consist of restricted shares that vest May 1, 2017. The value of share awards at grant date for non-management trustees was approximately $365,000,  $352,000 and $274,000 for each of the fiscal years ended April 2017, 2016, and 2015, respectively.

Total Compensation Expense

Total share based compensation expense recognized in the consolidated financial statements for the three years ended April 30, 2017 for all share-based awards was as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
Share based compensation expense	$6	$2,256	$2,215

Share based compensation expense decreased due to forfeitures during the fiscal year ended April 30, 2017.

Restricted Share Awards with Service Conditions

The activity for the three years ended April 30, 2017 related to our restricted share awards, excluding those subject to market conditions, was as follows.

		Wtd Avg Grant-
	Shares	Date Fair Value
Unvested at April 30, 2014	104,855	$8.72
Granted	107,536	7.17
Vested	(79,181)	8.72
Forfeited	(25,674)	8.72
Unvested at April 30, 2015	107,536	7.17
Vested	(107,536)	7.17
Unvested at April 30, 2016	—
Granted	253,263	6.16
Vested	(21,308)	5.95
Forfeited	(36,817)	6.24
Unvested at April 30, 2017	195,138	6.17

The total fair value of share grants vested during the fiscal years ended April 30, 2017, 2016 and 2015 was approximately $127,000,  $647,000 and $568,000. As of April 30, 2017, the total compensation cost related to non-vested share awards not yet recognized was approximately $485,000, which we expect to recognize over a weighted average period of 1.7 years.

Restricted Share Awards with Market Conditions

Share based awards with market conditions were granted under the LTIP during fiscal year 2017 with a fair market value, as determined using a Monte Carlo simulation, of $1.0 million. The unamortized value of awards with market conditions as of April 30, 2017 was approximately $300,000.

NOTE 21 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On June 5, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.0700	June 22, 2017	July 3, 2017
Preferred shares:
Series B	$0.4968	June 22, 2017	June 30, 2017

Completed Acquisition.  On May 26, 2017, we closed on the acquisition of a 191-unit multifamily property in St. Paul, MN for a purchase price of $61.5 million, paid in cash. The purchase price accounting is incomplete for this acquisition.

Completed Disposition.  On May 15, 2017, we sold a retail property in Minot, ND for a sales price of $3.4 million.

Pending Disposition. On June 19, 2017, we signed an agreement to sell a healthcare property in Eagan, MN for a sales price of $2.1 million. This pending disposition is subject to various closing conditions and contingencies, and no assurances can be given that the transaction will be completed on the terms currently expected, or at all.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Multifamily
71 France - Edina, MN	$56,000	$4,721	$67,641	$119	$4,721	$67,760	$72,481	$(2,685)	2016	40	years
Alps Park - Rapid City, SD	3,728	287	5,551	313	333	5,818	6,151	(640)	2013	40	years
Arbors - S Sioux City, NE	3,660	350	6,625	2,198	1,021	8,152	9,173	(2,501)	2006	40	years
Arcata - Golden Valley, MN	0	2,088	31,036	94	2,089	31,129	33,218	(2,524)	2015	40	years
Ashland - Grand Forks, ND	5,306	741	7,569	244	791	7,763	8,554	(1,130)	2012	40	years
Avalon Cove - Rochester, MN	0	1,616	34,074	178	1,618	34,250	35,868	(1,057)	2016	40	years
Boulder Court - Eagan, MN	0	1,067	5,498	3,005	1,393	8,177	9,570	(2,882)	2003	40	years
Brookfield Village - Topeka, KS	5,025	509	6,698	1,773	828	8,152	8,980	(2,743)	2003	40	years
Canyon Lake - Rapid City, SD	2,735	305	3,958	1,929	397	5,795	6,192	(2,159)	2001	40	years
Cardinal Point - Grand Forks, ND	0	1,600	49,606	995	1,604	50,597	52,201	(2,235)	2013	40	years
Cascade Shores - Rochester, MN	11,400	1,585	16,710	47	1,586	16,756	18,342	(540)	2016	40	years
Castlerock - Billings, MT	6,347	736	4,864	2,370	1,022	6,948	7,970	(3,199)	1998	40	years
Chateau I & II - Minot, ND	0	301	20,058	833	317	20,875	21,192	(2,081)	2013	40	years
Cimarron Hills - Omaha, NE	4,562	706	9,588	4,588	1,417	13,465	14,882	(5,492)	2001	40	years
Colonial Villa - Burnsville, MN	0	2,401	11,515	9,039	2,880	20,075	22,955	(6,746)	2003	40	years
Colony - Lincoln, NE	12,748	1,515	15,730	1,220	1,652	16,813	18,465	(2,361)	2012	40	years
Commons and Landing at Southgate - Minot, ND	26,751	5,945	47,512	825	6,194	48,088	54,282	(4,490)	2015	40	years
Cottage West Twin Homes - Sioux Falls, SD	3,457	968	3,762	555	1,056	4,229	5,285	(619)	2011	40	years
Cottonwood - Bismarck, ND	15,111	1,056	17,372	5,231	1,504	22,155	23,659	(8,130)	1997	40	years
Country Meadows - Billings, MT	6,303	491	7,809	1,726	567	9,459	10,026	(4,378)	1995	33 - 40	years
Crestview - Bismarck, ND	3,670	235	4,290	2,069	557	6,037	6,594	(3,266)	1994	24 - 40	years
Crown - Rochester, MN	2,443	261	3,289	577	269	3,858	4,127	(699)	2010	40	years
Crown Colony - Topeka, KS	7,780	620	9,956	3,574	1,042	13,108	14,150	(5,248)	1999	40	years
Crystal Bay - Rochester, MN	0	433	11,425	68	436	11,490	11,926	(347)	2016	40	years
Cypress Court - St. Cloud, MN	12,666	1,583	18,879	194	1,599	19,057	20,656	(1,909)	2012	40	years
Dakota Commons - Williston, ND	0	823	3,210	17	823	3,227	4,050	(58)	2015	40	years
Deer Ridge - Jamestown, ND	11,490	711	24,129	123	723	24,240	24,963	(1,312)	2013	40	years
Evergreen - Isanti, MN	3,885	1,071	5,524	339	1,083	5,851	6,934	(1,084)	2008	40	years
Forest Park - Grand Forks, ND	7,275	810	5,579	8,068	1,450	13,007	14,457	(6,232)	1993	24 - 40	years
French Creek - Rochester, MN	0	201	4,735	19	207	4,748	4,955	(139)	2016	40	years
Gables Townhomes - Sioux Falls, SD	1,399	349	1,921	214	383	2,101	2,484	(306)	2011	40	years
Gardens - Grand Forks, ND	0	518	8,702	96	528	8,788	9,316	(403)	2015	40	years
Grand Gateway - St. Cloud, MN	0	814	7,086	1,823	936	8,787	9,723	(1,362)	2012	40	years
GrandeVille at Cascade Lake - Rochester, MN	36,000	5,003	50,363	1,305	5,044	51,627	56,671	(2,181)	2015	40	years
Greenfield - Omaha, NE	3,451	578	4,122	1,206	843	5,063	5,906	(1,274)	2007	40	years
Heritage Manor - Rochester, MN	3,558	403	6,968	3,093	605	9,859	10,464	(4,345)	1998	40	years
Homestead Garden - Rapid City, SD	3,024	655	14,139	448	713	14,529	15,242	(1,158)	2015	40	years
Indian Hills - Sioux City, IA	0	294	2,921	4,281	444	7,052	7,496	(1,803)	2007	40	years
Kirkwood Manor - Bismarck, ND	3,145	449	2,725	1,825	598	4,401	4,999	(2,039)	1997	12 - 40	years
Lakeside Village - Lincoln, NE	12,593	1,215	15,837	859	1,302	16,609	17,911	(2,294)	2012	40	years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Landmark - Grand Forks, ND	0	184	1,514	1,188	355	2,531	2,886	(1,217)	1997	40	years
Legacy - Grand Forks, ND	14,751	1,362	21,727	10,275	2,252	31,112	33,364	(11,970)	1995-2005	24 - 40	years
Legacy Heights - Bismarck, ND	0	1,207	13,742	327	1,265	14,011	15,276	(757)	2015	40	years
Mariposa - Topeka, KS	2,816	399	5,110	826	434	5,901	6,335	(1,777)	2004	40	years
Meadows - Jamestown, ND	0	590	4,519	1,840	685	6,264	6,949	(2,486)	1998	40	years
Monticello Crossings - Monticello, MN	0	1,734	28,151	641	1,734	28,792	30,526	(402)	2017	40	years
Monticello Village - Monticello, MN	2,853	490	3,756	960	631	4,575	5,206	(1,489)	2004	40	years
Northern Valley - Rochester, MN	0	110	610	153	122	751	873	(152)	2010	40	years
North Pointe - Bismarck, ND	3,274	303	3,957	1,249	361	5,148	5,509	(1,733)	1995-2011	24 - 40	years
Northridge - Bismarck, ND	5,986	884	7,515	132	959	7,572	8,531	(544)	2015	40	years
Oakmont Estates - Sioux Falls, SD	2,300	422	4,838	1,162	697	5,725	6,422	(2,096)	2002	40	years
Oakwood Estates - Sioux Falls, SD	3,749	543	2,784	4,646	860	7,113	7,973	(3,640)	1993	40	years
Olympic Village - Billings, MT	10,158	1,164	10,441	3,734	1,810	13,529	15,339	(5,662)	2000	40	years
Olympik Village - Rochester, MN	4,128	1,034	6,109	2,449	1,239	8,353	9,592	(2,579)	2005	40	years
Oxbow Park - Sioux Falls, SD	3,661	404	3,152	3,654	972	6,238	7,210	(3,191)	1994	24 - 40	years
Park Meadows - Waite Park, MN	8,195	1,143	9,099	9,373	1,892	17,723	19,615	(7,153)	1997	40	years
Pebble Springs - Bismarck, ND	716	7	748	207	57	905	962	(401)	1999	40	years
Pinehurst - Billings, MT	121	72	687	418	168	1,009	1,177	(358)	2002	40	years
Plaza - Minot, ND	5,068	867	12,784	2,774	998	15,427	16,425	(3,285)	2009	40	years
Pointe West - Rapid City, SD	2,504	240	3,538	1,917	406	5,289	5,695	(2,684)	1994	24 - 40	years
Ponds at Heritage Place - Sartell, MN	3,641	395	4,564	425	410	4,974	5,384	(676)	2012	40	years
Prairie Winds - Sioux Falls, SD	1,349	144	1,816	646	304	2,302	2,606	(1,357)	1993	24 - 40	years
Quarry Ridge - Rochester, MN	26,219	2,254	30,024	1,990	2,401	31,867	34,268	(6,378)	2006	40	years
Red 20 - Minneapolis, MN	22,953	1,900	26,641	333	1,900	26,974	28,874	(2,271)	2015	40	years
Regency Park Estates - St. Cloud, MN	8,176	702	10,198	2,168	949	12,119	13,068	(1,945)	2011	40	years
Renaissance Heights - Williston, ND	23,439	3,080	15,389	133	3,086	15,516	18,602	(279)	2013	40	years
Ridge Oaks - Sioux City, IA	3,240	178	4,073	2,851	307	6,795	7,102	(2,584)	2001	40	years
Rimrock West - Billings, MT	3,160	330	3,489	1,966	476	5,309	5,785	(2,066)	1999	40	years
River Ridge - Bismarck, ND	0	576	24,670	804	763	25,287	26,050	(3,072)	2008	40	years
Rocky Meadows - Billings, MT	4,899	656	5,726	1,469	792	7,059	7,851	(3,495)	1995	40	years
Rum River - Isanti, MN	3,380	843	4,823	348	864	5,150	6,014	(1,314)	2007	40	years
Sherwood - Topeka, KS	11,686	1,142	14,684	4,795	1,838	18,783	20,621	(7,637)	1999	40	years
Sierra Vista - Sioux Falls, SD	1,323	241	2,097	520	276	2,582	2,858	(432)	2011	40	years
Silver Springs - Rapid City, SD	2,156	215	3,007	583	237	3,568	3,805	(271)	2015	40	years
South Pointe - Minot, ND	8,229	550	9,548	4,908	1,370	13,636	15,006	(6,351)	1995	24 - 40	years
Southpoint - Grand Forks, ND	0	576	9,893	147	622	9,994	10,616	(934)	2013	40	years
Southwind - Grand Forks, ND	5,259	400	5,034	3,482	812	8,104	8,916	(4,029)	1995	24 - 40	years
Sunset Trail - Rochester, MN	7,732	336	12,814	3,217	687	15,680	16,367	(6,374)	1999	40	years
Thomasbrook - Lincoln, NE	5,687	600	10,306	4,944	1,430	14,420	15,850	(5,322)	1999	40	years
Valley Park - Grand Forks, ND	3,683	294	4,137	3,840	1,186	7,085	8,271	(3,107)	1999	40	years
Villa West - Topeka, KS	11,729	1,590	15,760	1,424	2,084	16,690	18,774	(2,367)	2012	40	years
Village Green - Rochester, MN	0	234	2,296	1,073	359	3,244	3,603	(1,106)	2003	40	years
West Stonehill - Waite Park, MN	8,072	939	10,167	7,618	1,715	17,009	18,724	(7,807)	1995	40	years
Westwood Park - Bismarck, ND	1,879	116	1,909	2,023	287	3,761	4,048	(1,681)	1998	40	years
Whispering Ridge - Omaha, NE	21,257	2,139	25,424	1,365	2,403	26,525	28,928	(3,161)	2012	40	years
Williston Garden - Williston, ND	7,541	1,400	10,200	211	1,412	10,399	11,811	(190)	2012	40	years
Winchester - Rochester, MN	0	748	5,622	2,512	1,044	7,838	8,882	(2,672)	2003	40	years
Woodridge - Rochester, MN	5,920	370	6,028	3,124	741	8,781	9,522	(4,087)	1997	40	years
Total Multifamily	$548,401	$82,121	$1,004,096	$174,324	$101,227	$1,159,314	$1,260,541	$(232,592)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Healthcare
2800 Medical Building - Minneapolis, MN	$7,358	$204	$7,135	$2,663	$229	$9,773	$10,002	$(3,715)	2005	40	years
2828 Chicago Avenue - Minneapolis, MN	11,508	726	11,319	5,380	729	16,696	17,425	(5,203)	2007	40	years
Airport Medical - Bloomington, MN	—	—	4,678	51	11	4,718	4,729	(1,967)	2002	40	years
Billings 2300 Grant Road - Billings, MT	0	649	1,216	—	649	1,216	1,865	(207)	2010	40	years
Burnsville 303 Nicollet Medical (Ridgeview) - Burnsville, MN	7,705	1,071	6,842	2,393	1,201	9,105	10,306	(2,240)	2008	40	years
Burnsville 305 Nicollet Medical (Ridgeview South) - Burnsville, MN	4,823	189	5,127	1,764	276	6,804	7,080	(1,486)	2008	40	years
Denfeld Clinic - Duluth, MN	1,180	501	2,597	1	501	2,598	3,099	(847)	2004	40	years
Eagan 1440 Duckwood Medical - Eagan, MN	—	521	1,547	556	521	2,103	2,624	(825)	2008	40	years
Edina 6363 France Medical - Edina, MN	0	—	12,675	3,386	—	16,061	16,061	(5,179)	2008	40	years
Edina 6405 France Medical - Edina, MN	0	—	12,201	367	—	12,568	12,568	(3,863)	2008	40	years
Edina 6517 Drew Avenue - Edina, MN	—	741	660	1,035	959	1,477	2,436	(277)	2002	40	years
Edina 6525 France SMC II - Edina, MN	9,394	755	8,054	6,859	1,040	14,628	15,668	(6,817)	2003	40	years
Edina 6545 France SMC I - Edina MN	28,331	3,480	63,275	18,446	3,480	81,721	85,201	(21,746)	2001	40	years
Fresenius - Duluth, MN	0	50	1,520	2	50	1,522	1,572	(496)	2004	40	years
Garden View - St. Paul, MN	0	—	7,408	1,175	26	8,557	8,583	(3,298)	2002	40	years
Gateway Clinic - Sandstone, MN	683	77	1,699	—	77	1,699	1,776	(554)	2004	40	years
High Pointe Health Campus - Lake Elmo, MN	7,278	1,305	10,528	2,300	1,506	12,627	14,133	(4,692)	2004	40	years
Lakeside Medical Plaza - Omaha, NE	0	903	5,210	—	903	5,210	6,113	(227)	2015	40	years
Mariner Clinic - Superior, WI	1,494	—	3,781	323	46	4,058	4,104	(1,294)	2004	40	years
Minneapolis 701 25th Avenue Medical - Minneapolis, MN*	0	—	7,873	1,626	—	9,499	9,499	(2,561)	2008	40	years
Missoula 3050 Great Northern - Missoula, MT	0	640	1,331	—	640	1,331	1,971	(226)	2010	40	years
Park Dental - Brooklyn Center, MN	—	185	2,767	15	200	2,767	2,967	(1,013)	2002	40	years
Pavilion I - Duluth, MN	3,937	1,245	8,898	391	1,245	9,289	10,534	(2,915)	2004	40	years
Pavilion II - Duluth, MN	7,245	2,715	14,673	1,937	2,715	16,610	19,325	(6,676)	2004	40	years
PrairieCare Medical - Brooklyn Park, MN	0	2,610	21,847	—	2,610	21,847	24,457	(1,104)	2015	40	years
Ritchie Medical Plaza - St Paul, MN	0	1,615	7,851	4,447	1,647	12,266	13,913	(3,982)	2005	40	years
St Michael Clinic - St Michael, MN	0	328	2,259	296	349	2,534	2,883	(637)	2007	40	years
Trinity at Plaza 16 - Minot, ND	4,430	568	9,009	16	674	8,919	9,593	(1,278)	2011	40	years
Wells Clinic - Hibbing, MN	1,042	162	2,497	2	162	2,499	2,661	(814)	2004	40	years
Total Healthcare	$96,408	$21,240	$246,477	$55,431	$22,446	$300,702	$323,148	$(86,139)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Other
Bismarck 715 East Broadway - Bismarck, ND	1,974	389	1,283	1,134	443	2,363	2,806	(630)	2008	40	years
Bloomington 2000 W 94th Street - Bloomington, MN	0	2,133	4,097	1,322	2,241	5,311	7,552	(1,878)	2006	40	years
Dakota West Plaza - Minot , ND	328	92	493	30	106	509	615	(149)	2006	40	years
Lexington Commerce Center - Eagan, MN	1,399	453	4,352	2,101	512	6,394	6,906	(3,209)	1999	40	years
Minot 1400 31st Ave - Minot, ND	—	1,026	6,143	4,404	1,038	10,535	11,573	(3,521)	2010	40	years
Minot 2505 16th Street SW - Minot, ND	—	298	1,724	296	298	2,020	2,318	(427)	2009	40	years
Minot Arrowhead - Minot, ND	—	100	3,216	5,583	176	8,723	8,899	(2,740)	1973	40	years
Minot IPS - Minot, ND	—	416	5,952	—	416	5,952	6,368	(699)	2012	40	years
Minot Southgate Retail - Minot, ND	—	889	1,748	68	889	1,816	2,705	(74)	2015	40	years
Plaza 16 - Minot, ND	6,726	389	5,444	3,764	598	8,999	9,597	(2,675)	2009	40	years
Roseville 3075 Long Lake Road - Roseville, MN	—	810	10,244	2,045	810	12,289	13,099	(1,043)	2001	40	years
Urbandale 3900 106th Street - Urbandale, IA	10,102	3,680	9,893	1,982	3,863	11,692	15,555	(3,347)	2007	40	years
Woodbury 1865 Woodlane - Woodbury, MN	—	1,108	2,628	2,063	1,302	4,497	5,799	(1,294)	2007	40	years
Total Other	$20,529	$11,783	$57,217	$24,792	$12,692	$81,100	$93,792	$(21,686)

Subtotal	$665,338	$115,144	$1,307,790	$254,547	$136,365	$1,541,116	$1,677,481	$(340,417)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at
		Initial Cost to Company			close of period
				Costs capitalized					Date of
			Buildings &	subsequent to		Buildings &		Accumulated	Construction
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition
Unimproved Land
Badger Hills - Rochester, MN	$—	$1,050	$—	$339	$1,389	$—	$1,389	$—	2012
Bismarck 4916 - Bismarck, ND	—	3,250	—	45	3,295	—	3,295	—	2013
Bismarck 700 E Main - Bismarck, ND	—	314	—	571	885	—	885	—	2008
Creekside Crossing - Bismarck, ND	—	4,286	—	719	5,005	—	5,005	—	2015
Grand Forks - Grand Forks, ND	—	4,278	—	2	4,280	—	4,280	—	2012
Isanti Unimproved - Isanti, MN	—	58	—	—	58	—	58	—	2014
Minot 1525 24th Ave SW - Minot, ND	—	506	—	—	506	—	506	—	2015
Rapid City Unimproved- Rapid City, SD	—	1,376	—	—	1,376	—	1,376	—	2014
Renaissance Heights - Williston, ND	—	1,178	—	—	1,178	—	1,178	—	2012
Urbandale - Urbandale, IA	—	5	—	108	113	—	113	—	2009
Weston - Weston, WI	—	370	—	—	370	—	370	—	2006
Total Unimproved Land	—	$16,671	$—	$1,784	$18,455	—	$18,455	$—

Total	$665,338	$131,815	$1,307,790	$256,331	$154,820	$1,541,116	$1,695,936	$(340,417)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Held for Sale
4th Street 4 Plex - Minot, ND	$90	$15	$74	$41	$26	$104	$130	$(26)	2008	40	years
11th Street 3 Plex - Minot, ND	77	11	53	26	20	70	90	(16)	2008	40	years
17 South Main - Minot, ND	69	15	75	197	17	270	287	(206)	2000	40	years
Apartments on Main - Minot, ND	590	158	1,123	71	195	1,157	1,352	(292)	1987	24 - 40	years
Brooklyn Heights - Minot, ND	573	145	1,450	1,051	235	2,411	2,646	(1,035)	1997	12 - 40	years
Colton Heights - Minot, ND	323	80	672	470	123	1,099	1,222	(825)	1984	40	years
Edgewood Vista - Hermantown I, MN	16,233	288	9,871	10,094	288	19,965	20,253	(7,931)	2000	40	years
Edgewood Vista - Hermantown II, MN	0	719	10,517	942	719	11,459	12,178	(3,168)	2005	40	years
Fairmont - Minot, ND	305	28	337	132	56	441	497	(101)	2008	40	years
First Avenue (Apartments) - Minot, ND(2)	—	—	3,045	24	—	3,069	3,069	(273)	2013	40	years
First Avenue (Office) - Minot, ND(2)	—	30	337	—	30	337	367	(54)	1981	33 - 40	years
Minot Southgate Wells Fargo Bank - Minot, ND	—	992	2,237	—	992	2,237	3,229	(139)	2014	40	years
Pines - Minot, ND	92	35	215	270	49	471	520	(151)	1997	40	years
Southview - Minot, ND	978	185	469	525	251	928	1,179	(407)	1994	40	years
Summit Park - Minot, ND	795	161	1,898	(126)	795	1,138	1,933	(1,382)	1997	24 - 40	years
Temple - Minot, ND	69	—	—	226	—	226	226	(57)	2006	40	years
Terrace Heights - Minot, ND	133	29	312	206	40	507	547	(187)	2006	40	years
Westridge - Minot, ND	1,475	68	1,887	379	79	2,255	2,334	(494)	2008	40	years
Total Held for Sale	$21,802	$2,959	$34,572	$14,528	$3,915	$48,144	$52,059	$(16,744)

(1)

Amounts in this column are the mortgages payable balances as of April 30, 2017. These amounts do not include amounts owing under the Company’s multi-bank line of credit or under the Company’s construction loans.

(2)	Single multi-use property.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the three years ended April 30, 2017, 2016, and 2015 are as follows:

	(in thousands)
	2017	2016	2015

Balance at beginning of year	$1,681,471	$1,335,687	$1,241,195
Additions during year
Multifamily	61,565	282,457	183,114
Healthcare	—	63,605	—
Other	—	2,623	12,223
Improvements and Other	42,291	34,619	21,006
	1,785,327	1,718,991	1,457,538
Deductions during year
Cost of real estate sold	(21,718)	(1,305)	(17,904)
Impairment charge	(51,401)	—	(1,566)
Write down of asset and accumulated depreciation on impaired assets	(7,144)	—	(881)
Properties classified as held for sale during the year	(24,156)	(32,438)	(97,824)
Other(1)	(3,427)	(3,777)	(3,676)
Balance at close of year	$1,677,481	$1,681,471	$1,335,687

Reconciliations of accumulated depreciation/amortization for the three years ended April 30, 2017, 2016, and 2015, are as follows:

	(in thousands)
	2017	2016	2015
Balance at beginning of year	$312,889	$279,417	$273,934
Additions during year
Provisions for depreciation	52,786	47,064	40,078
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(14,687)	(9,957)	(29,463)
Write down of asset and accumulated depreciation on impaired assets	(7,144)	—	(881)
Other(1)	(3,427)	(3,635)	(4,251)
Balance at close of year	$340,417	$312,889	$279,417

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

April 30, 2017

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of development in progress for the three years ended April 30, 2017, 2016, and 2015, are as follows:

	(in thousands)
	2017	2016	2015

Balance at beginning of year	$51,681	$153,994	$104,609
Additions during year
Unimproved land acquisitions	—	—	12,647
Unimproved land moved to development in progress	—	1,734	7,015
Improvements and other	7,893	96,753	189,306
Deductions during year
Development placed in service(2)	(59,574)	(200,800)	(159,578)
Other(3)	—	—	(5)
Balance at close of year	$—	$51,681	$153,994

Reconciliations of unimproved land for the three years ended April 30, 2017, 2016, and 2015 are as follows:

	(in thousands)
	2017	2016	2015

Balance at beginning of year	$20,939	$25,827	$22,864
Additions during year
Unimproved land acquisitions	—	—	10,487
Improvements and other	1,024	205	1,533
Deductions during year
Cost of real estate sold	—	(442)	(670)
Impairment charge	(3,508)	(1,285)	(1,293)
Properties classified as held for sale during the year	—	(1,632)	(79)
Unimproved land moved to development in progress	—	(1,734)	(7,015)
Balance at close of year	$18,455	$20,939	$25,827

Total real estate investments(4)	$1,355,519	$1,441,202	$1,236,091

(1)	Consists of miscellaneous disposed assets.
(2)	Includes development projects that are placed in service in phases.
(3)	Consists of miscellaneous re-classed assets.
(4)

The net basis of the Company’s real estate investments, including held for sale properties, for Federal Income Tax purposes was $1.4 billion, $1.6 billion and $1.7 billion at April 30, 2017, 2016 and 2015, respectively.