Form 10-Q
period 2017-07-31
INVESTORS REAL ESTATE TRUST
filed 2017-09-11
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-35624

INVESTORS REAL ESTATE TRUST

(Exact name of registrant as specified in its charter)

North Dakota	45-0311232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 31st Avenue SW, Suite 60, Post Office Box 1988, Minot, ND 58702-1988
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of common shares of beneficial interest outstanding as of September 5, 2017, was 120,586,875.

PART I

ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2018

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	July 31, 2017	April 30, 2017
ASSETS
Real estate investments
Property owned	$1,744,252	$1,677,481
Less accumulated depreciation	(368,769)	(340,417)
	1,375,483	1,337,064
Unimproved land	15,195	18,455
Total real estate investments	1,390,678	1,355,519
Assets held for sale and assets of discontinued operations	37,552	37,708
Cash and cash equivalents	23,801	28,819
Receivable arising from straight-lining of rents, net of allowance of $285 and $340, respectively	7,992	7,822
Accounts receivable, net of allowance of $182 and $210, respectively	2,184	2,600
Real estate deposits	—	23,659
Prepaid and other assets	2,125	3,131
Notes receivable	3,000	—
Intangible assets, net of accumulated amortization of $5,724 and $5,444, respectively	1,249	658
Tax, insurance, and other escrow	4,285	5,050
Property and equipment, net of accumulated depreciation of $1,216 and $1,199, respectively	836	901
Goodwill	1,572	1,572
Deferred charges and leasing costs, net of accumulated amortization of $4,619 and $4,275, respectively	7,076	7,075
TOTAL ASSETS	$1,482,350	$1,474,514
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$29,683	$30,062
Accounts payable and accrued expenses	36,859	40,350
Revolving line of credit	125,900	57,050
Mortgages payable, net of unamortized loan costs of $3,276 and $3,480, respectively	660,753	661,960
Construction debt and other	20,205	41,817
TOTAL LIABILITIES	873,400	831,239
COMMITMENTS AND CONTINGENCIES (NOTE 15)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	7,010	7,181
EQUITY
Investors Real Estate Trust shareholders’ equity
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,600 shares issued and outstanding at July 31, 2017 and April 30, 2017, aggregate liquidation preference of $115,000)	111,357	111,357
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 120,587 shares issued and outstanding at July 31, 2017 and 121,199 shares issued and outstanding at April 30, 2017)	912,625	916,121
Accumulated distributions in excess of net income	(488,535)	(466,541)
Total Investors Real Estate Trust shareholders’ equity	535,447	560,937
Noncontrolling interests – Operating Partnership (14,657 units at July 31, 2017 and 15,617 units at April 30, 2017)	64,789	73,233
Noncontrolling interests – consolidated real estate entities	1,704	1,924
Total equity	601,940	636,094
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY	$1,482,350	$1,474,514

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

for the three months ended July 31, 2017 and 2016

	(in thousands, except per share data)
	Three Months Ended
	July 31,
	2017	2016
REVENUE
Real estate rentals	$47,647	$44,985
Tenant reimbursement	5,088	4,626
TOTAL REVENUE	52,735	49,611
EXPENSES
Property operating expenses, excluding real estate taxes	17,636	16,057
Real estate taxes	6,614	5,577
Depreciation and amortization	28,927	14,267
Impairment of real estate investments	256	54,153
General and administrative expenses	4,002	3,501
TOTAL EXPENSES	57,435	93,555
Operating loss	(4,700)	(43,944)
Interest expense	(9,295)	(10,364)
Loss on extinguishment of debt	(199)	—
Interest income	21	28
Other income	210	160
Loss before gain on sale of real estate and other investments and income from discontinued operations	(13,963)	(54,120)
Gain on sale of real estate and other investments	124	8,958
Loss from continuing operations	(13,839)	(45,162)
Income from discontinued operations	560	4,568
NET LOSS	(13,279)	(40,594)
Net loss attributable to noncontrolling interests – Operating Partnership	1,644	3,296
Net loss attributable to noncontrolling interests – consolidated real estate entities	371	15,655
Net loss attributable to Investors Real Estate Trust	(11,264)	(21,643)
Dividends to preferred shareholders	(2,286)	(2,879)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,550)	$(24,522)
Loss per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.11)	$(0.23)
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	—	0.03
NET LOSS PER COMMON SHARE – BASIC & DILUTED	$(0.11)	$(0.20)
DIVIDENDS PER COMMON SHARE	$0.07	$0.13

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

for the three months ended July 31, 2017 and 2016

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
Balance April 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262
Net loss attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					(21,643)	(18,897)	(40,540)
Distributions – common shares and units					(15,742)	(2,117)	(17,859)
Distributions – Series A preferred shares					(593)		(593)
Distributions – Series B preferred shares					(2,286)		(2,286)
Shares issued and share-based compensation			437	614			614
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						572	572
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(126)	(126)
Other						(24)	(24)
Balance July 31, 2016	5,750	$138,674	121,528	$922,698	$(482,264)	$78,912	$658,020

Balance April 30, 2017	4,600	$111,357	121,199	$916,121	$(466,541)	$75,157	$636,094
Net loss attributable to Investors Real Estate Trust and nonredeemable noncontrolling interests					(11,264)	(1,844)	(13,108)
Distributions – common shares and units					(8,444)	(1,065)	(9,509)
Distributions – Series B preferred shares					(2,286)		(2,286)
Shares issued and share-based compensation			75	469			469
Redemption of units for cash						(5,735)	(5,735)
Shares repurchased			(682)	(3,936)			(3,936)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(20)	(20)
Other			(5)	(29)			(29)
Balance July 31, 2017	4,600	$111,357	120,587	$912,625	$(488,535)	$66,493	$601,940

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

for the three months ended July 31, 2017 and 2016

	(in thousands)
	Three Months Ended
	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,279)	$(40,594)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	29,232	14,627
Depreciation and amortization from discontinued operations, including amortization of capitalized loan costs	6	40
Gain on sale of real estate, land, other investments and discontinued operations	(124)	(8,958)
Loss on extinguishment of debt	66	—
Share-based compensation expense	376	262
Impairment of real estate investments	256	54,153
Bad debt expense	171	263
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(33)	(736)
Accounts receivable	32	(1,503)
Prepaid and other assets	1,022	694
Tax, insurance and other escrow	369	256
Deferred charges and leasing costs	(292)	(303)
Accounts payable, accrued expenses and other liabilities	(1,974)	(2,446)
Net cash provided by operating activities	15,828	15,755
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	23,659	—
Increase in notes receivable	(3,000)	—
Decrease in other investments	—	50
Decrease in lender holdbacks for improvements	652	735
Increase in lender holdbacks for improvements	(257)	(346)
Proceeds from sale of real estate and other investments	3,300	13,874
Insurance proceeds received	542	30
Payments for acquisitions of real estate assets	(61,734)	—
Payments for development and re-development of real estate assets	(2,219)	(5,458)
Payments for improvements of real estate assets	(5,487)	(11,292)
Net cash used by investing activities	(44,544)	(2,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	905
Principal payments on mortgages payable	(25,273)	(13,127)
Proceeds from revolving lines of credit	72,350	—
Principal payments on revolving lines of credit	(3,500)	—
Proceeds from construction debt	1,606	6,906
Proceeds from noncontrolling partner – consolidated real estate entities	—	572
Repurchase of common shares	(3,936)	—
Repurchase of partnership units	(5,735)	—
Distributions paid to common shareholders	(8,444)	(15,742)
Distributions paid to preferred shareholders	(2,285)	(2,879)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(1,065)	(2,117)
Distributions paid to noncontrolling interests – consolidated real estate entities	(20)	(126)
Net cash provided (used) by financing activities	23,698	(25,608)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,018)	(12,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,819	66,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,801	$54,438

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

for the three months ended July 31, 2017 and 2016

	(in thousands)
	Three Months Ended
	July 31,
	2017	2016
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
(Decrease) increase to accounts payable included within real estate investments	$(1,377)	$3,768
Construction debt reclassified to mortgages payable	23,300	10,549

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $0 and $153, respectively	$8,125	$10,195

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for the three months ended July 31, 2017 and 2016

NOTE 1 • ORGANIZATION

Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET”, “we” or “us”) is a self-advised real estate investment trust (“REIT”) focused on the acquisition, development, redevelopment and management of multifamily communities located primarily in select growth markets. Our properties are located in the states of Minnesota, North Dakota, Nebraska, Kansas, South Dakota, Montana, and Iowa. As of July 31, 2017, we held for investment 88 multifamily properties with 13,076 apartment units and 2.6 million net rentable square feet in 29 healthcare and 13 other properties. We held for sale 13 multifamily properties, 2 healthcare properties, 1 retail property and 1 parcel of land as of July 31, 2017.

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

Our interest in the Operating Partnership was 89.2% of the limited partnership units of the Operating Partnership (“Units”) as of July 31, 2017 and 88.6% as of April 30, 2017. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their Units for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for our common shares of beneficial interest (“Common Shares”), on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including the limited partner may not exercise the Exchange Right more than two times during a calendar year, and the limited partner may not exercise for less than 1,000 Units, or, if such limited partner holds less than 1,000 Units, for less than all of the Units held by such limited partner. The Operating Partnership and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.

The condensed consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into our other operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership and income and expenses.

INCOME TAXES

We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. As a REIT, we are subject to a number of organizational and operational requirements, including a requirement to distribute 90% of ordinary taxable income to shareholders, and, generally, are not subject to federal income tax on net income, except for taxes on undistributed REIT taxable income and taxes on the income generated by our taxable REIT subsidiary (“TRS”). Our TRS is subject to corporate federal and state income tax on its taxable income at regular statutory rates. We have considered estimated future taxable income and have determined that there were no material income tax provisions or material net deferred income tax items for our TRS for the three months ended July 31, 2017 and 2016.

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

The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as filed with the SEC on June 28, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers and in August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard until fiscal years beginning after December 15, 2017. Subsequently, the FASB has issued multiple ASUs clarifying ASU 2014-09 and ASU 2015-14. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The majority of our revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASC 840, Leases. Our other revenue streams, which are being evaluated under this ASU, include but are not limited to other income from residents determined not to be within the scope of ASC 840 and gains and losses from real estate dispositions. We will adopt the new standard effective May 1, 2018 using the modified retrospective approach. We are continuing to assess the impact of the new standard on our consolidated financial statements and internal accounting processes; as the majority of our revenue is derived from rental income, we do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted this guidance as of May 1, 2017. Upon adoption of the standard, we elected to account for forfeitures when they occur instead of estimating the forfeitures. The new standard did not have a material effect on our financial position, results of operations or earnings per share.

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

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. ASU 2017-01 is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The new standard is required to be applied prospectively to transactions occurring after the date of adoption. Under the ASU, we believe most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized. We adopted the ASU as of May 1, 2017, and adoption of the standard did not have a material effect on our financial position or results of operations. During the three months ended July 31, 2017, acquisition costs totaling approximately $125,000 related to our acquisition of Oxbo were capitalized and allocated to the assets acquired based on the relative fair market value of those underlying assets.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01. This ASU allows for either a retrospective or modified retrospective approach. The new standard is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact the new standard may have on our consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

We periodically evaluate our long-lived assets, including investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group, and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

During the three months ended July 31, 2017, we recognized impairment of approximately $256,000 on a parcel of land in Bismarck, ND. This property was written down to estimated fair value during the first quarter of fiscal year 2018 based on receipt of a market offer to purchase and our intent to dispose of the property.

During the three months ended July 31, 2016, we recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, ND, due to deterioration of this energy-impacted market. We wrote down these properties to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets.

HELD FOR SALE

We classify properties as held for sale when they meet the U.S. GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group), (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups), and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. Liabilities classified as held for sale consist of liabilities to be included in the transaction and liabilities directly associated with assets that will be transferred in the transaction. Thirteen multifamily properties, two healthcare properties, one retail property, and one parcel of land were classified as held for sale at July 31, 2017. Thirteen multifamily properties, two healthcare properties, and two retail properties were classified as held for sale at April 30, 2017.

LENDER HOLDBACKS

We have a number of mortgage loans under which the lender retains a portion of the loan proceeds or requires a deposit for the payment of construction costs or tenant improvements. The decrease of approximately $652,000 in lender holdbacks for improvements reflected in the Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2017, is due primarily to the release of loan proceeds to us upon completion of construction and tenant improvement projects, while the increase of approximately $257,000 represents additional amounts retained by lenders for new projects.

IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES AND GOODWILL

Upon acquisition of real estate, we record the intangible assets and liabilities acquired (for example, if the leases in place for the real estate property acquired carry rents above the market rent, the difference is classified as an intangible asset) at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives based on the period over which the assets and liabilities are expected to affect, directly or indirectly, the future cash flows of the real estate property acquired (generally the life of the lease). We added approximately $870,000 of new intangible assets and approximately $89,000 of new intangible liabilities in the three months ended July 31, 2017. In the three months ended July 31, 2016, we added no new intangible assets or intangible liabilities. The weighted average lives of the intangible assets acquired in the three months ended July 31, 2017 and 2016 are .9 and 0 years, respectively. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

Our identified intangible assets and intangible liabilities at July 31, 2017 and April 30, 2017 were as follows:

	(in thousands)
	July 31, 2017	April 30, 2017
Identified intangible assets (included in intangible assets):
Gross carrying amount	$6,973	$6,102
Accumulated amortization	(5,724)	(5,444)
Net carrying amount	$1,249	$658

Identified intangible liabilities (included in other liabilities):
Gross carrying amount	$246	$156
Accumulated amortization	(84)	(76)
Net carrying amount	$162	$80

The excess of the cost of an acquired property over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The book value of goodwill as of July 31, 2017 and April 30, 2017 was $1.6 million. The annual review at April 30, 2017, indicated no impairment to goodwill and there was no indication of impairment at July 31, 2017.

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

CHANGE IN DEPRECIABLE LIVES OF REAL ESTATE ASSETS

We review the estimated useful lives of our real estate assets on an ongoing basis. Prior to our strategic shift to become a multifamily focused REIT, which began in fiscal year 2016, we operated in five segments (office, retail, industrial, healthcare and multifamily). Accordingly, our estimated useful lives represented a blend of these segments. During fiscal years 2016 and 2017, we disposed of the bulk of our office, retail, and industrial portfolios as well as a portion of our healthcare portfolio. In the first quarter of fiscal year 2018, we determined it was appropriate to review and adjust our estimated useful lives to be specific to our remaining portfolio of assets.

As a result, effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which these assets will be of economic benefit.  Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-30 years, while those that were previously nine years were changed to five to ten years. The effect of this change in estimate in the three months ended July 31, 2017, was to increase depreciation expense by $14.4 million, decrease net income by $14.4 million, and decrease earnings per share by $0.11. Of the total increase in expense, $9.0 million, or $0.07 per share, represented depreciation on assets that were fully depreciated under the new estimated useful lives as of July 31, 2017.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we reclassified other expenses into general and administrative expenses. On the Consolidated Balance Sheets, we reclassified assets and liabilities related to a property classified as held for sale.

FINANCING LIABILITY

During fiscal year 2014, we sold two non-core assisted living properties in exchange for $7.9 million in cash and a $29.0 million contract for deed. The buyer leased the properties back to us and also granted us an option to repurchase the properties at a specified price at or prior to July 31, 2018. We accounted for the transaction as a financing liability due to our continuing involvement with the properties and recorded the $7.9 million in sales proceeds within other liabilities on the Condensed Consolidated Balance Sheets. The balance of the liability as of July 31, 2017 was $7.9 million. Subsequent to July 31, 2017, we repurchased the properties and eliminated the financing liability. See Note 14 for additional information.

NOTES RECEIVABLE

In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a suburb of Minneapolis.  The investment will be funded in installments through the third quarter of fiscal year 2018. As of July 31, 2017, we had funded $3.0 million. The note bears an interest rate of 6%, matures in July 2023, and provides us with an option to purchase the development prior to the loan maturity date.

VARIABLE INTEREST ENTITY

We have determined that our Operating Partnership and each of our less than wholly-owned real estate partnerships are variable interest entities (“VIEs”), as the limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of the VIEs and the partnerships are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs, and have both the power to direct the activities of the VIEs that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because our Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of Common Shares outstanding during the period. We have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Upon the exercise of Exchange Rights, and in our sole discretion, we may issue shares in exchange for Units on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2017 and 2016:

	(in thousands, except per share data)
	Three Months Ended
	July 31,
	2017	2016
NUMERATOR
Loss from continuing operations – Investors Real Estate Trust	$(11,762)	$(25,670)
Income from discontinued operations – Investors Real Estate Trust	498	4,027
Net loss attributable to Investors Real Estate Trust	(11,264)	(21,643)
Dividends to preferred shareholders	(2,286)	(2,879)
Redemption of preferred shares	—	—
Numerator for basic earnings per share – net income available to common shareholders	(13,550)	(24,522)
Noncontrolling interests – Operating Partnership	(1,644)	(3,296)
Numerator for diluted earnings per share	$(15,194)	$(27,818)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	120,421	121,117
Effect of redeemable operating partnership units	15,128	16,285
Denominator for diluted earnings per share	135,549	137,402
Loss per common share from continuing operations – Investors Real Estate Trust – basic and diluted	$(0.11)	$(0.23)
Earnings per common share from discontinued operations – Investors Real Estate Trust – basic and diluted	—	0.03
NET LOSS PER COMMON SHARE – BASIC & DILUTED	$(0.11)	$(0.20)

NOTE 4 • EQUITY

Equity Awards. During the first quarter of fiscal year 2018, we issued approximately 75,000 Common Shares, with a total grant-date value of approximately $445,000, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance. During the first quarter of fiscal year 2017, we issued approximately 378,000 Common Shares, with a total grant-date value of $1.4 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance

DRIP. We have implemented a Distribution Reinvestment and Share Purchase Plan (“DRIP”), which provides our common shareholders and the unitholders of the Operating Partnership an opportunity to invest their cash distributions in Common Shares and to purchase additional Common Shares through voluntary cash contributions. A DRIP participant cannot purchase additional Common Shares in excess of $10,000 per month, unless waived by us. We did not issue any waivers during the three months ended July 31, 2017 and 2016.

As permitted under the DRIP, effective on October 1, 2015, we changed the source from which Common Shares are purchased under the DRIP to open market transactions, which are not eligible for purchase price discounts. Accordingly, no shares were issued under the DRIP during the three months ended July 31, 2017 and 2016.

Exchange Rights. Pursuant to the exercise of Exchange Rights, during the first quarter of fiscal year 2018, we redeemed approximately 960,000 Units for an aggregate cost of $5.7 million, at an average price per Unit of $5.97.  There were no Common Shares issued in exchange for Units during the three months ended July 31, 2017 and 2016.

Share Repurchase Program. On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our Common Shares and/or Series B preferred shares over a one year period.

Under this program, we may repurchase the shares in open-market purchases including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with the requirements of the Securities and Exchange Commission. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time.  During the first quarter of fiscal year 2018, we repurchased and retired approximately 682,000 common shares for an aggregate cost of $3.9 million, including commissions, at an average price per share of $5.77.  As of July 31, 2017, $41.6 million remains available under the $50 million authorized share repurchase program.

NOTE 5 • SEGMENT REPORTING

We report our results in two reportable segments, which are aggregations of similar properties: multifamily and healthcare. We measure the performance of our segments based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses (which consist of utilities, maintenance, real estate taxes, insurance, property management expenses and other property expenses). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of core operations that is unaffected by depreciation, amortization, financing, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with US GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.

The revenues and NOI for these reportable segments are summarized as follows for the three months ended July 31, 2017 and 2016, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2017	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$38,430	$11,378	$2,927	$—	$52,735
Real estate expenses	17,465	4,285	793	1,707	24,250
Net operating income (loss)	$20,965	$7,093	$2,134	$(1,707)	$28,485
Depreciation and amortization					(28,927)
Impairment of real estate investments					(256)
General and administrative expenses					(4,002)
Interest expense					(9,295)
Loss on debt extinguishment					(199)
Interest and other income					231
Loss before gain on sale of real estate and other investments and income from discontinued operations					(13,963)
Gain on sale of real estate and other investments					124
Loss from continuing operations					(13,839)
Income from discontinued operations					560
Net loss					$(13,279)
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Three Months Ended July 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$35,042	$11,541	$3,028	$—	$49,611
Real estate expenses	14,879	4,192	725	1,838	21,634
Net operating income (loss)	$20,163	$7,349	$2,303	$(1,838)	27,977
Depreciation and amortization					(14,267)
Impairment of real estate investments					(54,153)
General and administrative expenses					(3,501)
Interest expense					(10,364)
Interest and other income					188
Loss before gain on sale of real estate and other investments and income from discontinued operations					(54,120)
Gain on sale of real estate and other investments					8,958
Loss from continuing operations					(45,162)
Income from discontinued operations					4,568
Net loss					$(40,594)
(1)	Consists of offsite costs associated with property management and casualty-related amounts, which are excluded in our assessment of segment performance.

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of July 31, 2017, and April 30, 2017, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2017	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,313,469	$324,197	$106,586	$1,744,252
Less accumulated depreciation	(254,380)	(89,561)	(24,828)	(368,769)
Total property owned	$1,059,089	$234,636	$81,758	$1,375,483
Assets held for sale and assets from discontinued operations				37,552
Cash and cash equivalents				23,801
Receivables and other assets				30,319
Unimproved land				15,195
Total Assets				$1,482,350

	(in thousands)
As of April 30, 2017	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,260,541	$323,148	$93,792	$1,677,481
Less accumulated depreciation	(232,592)	(86,139)	(21,686)	(340,417)
Total property owned	$1,027,949	$237,009	$72,106	$1,337,064
Assets held for sale and assets from discontinued operations				37,708
Cash and cash equivalents				28,819
Receivables and other assets				52,468
Unimproved land				18,455
Total Assets				$1,474,514

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

Purchase Options.  We have granted options to purchase certain of our properties to tenants under lease agreements. In general, the options grant the tenant the right to purchase the property at the greater of such property’s appraised value or an annual compounded increase of a specified percentage of our initial cost for the property. As of July 31, 2017, the total investment cost, plus improvements, for the two properties subject to purchase options, PrairieCare and St. Michael Clinic, was $24.5 million and $2.9 million, respectively and the total gross rental revenue from these properties was approximately $621,000 and $65,000 for the three months ended July 31, 2017, respectively. Subsequent to July 31, 2017, the tenant in PrairieCare signed an amendment relinquishing their option to purchase the property in exchange for consideration, primarily in the form of tenant improvements.

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

Restrictions on Taxable Dispositions.  Approximately 31 of our properties, consisting of approximately 596,000 square feet of our combined commercial properties and 3,476 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $342.9 million at July 31, 2017.  In the event we are unable to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code, we may be required to provide tax indemnification payments to the parties to these agreements. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods because we generally hold properties for investment purposes rather than for sale.

Exchange Value of Units.  Whenever limited partners of the Operating Partnership exercise their Exchange Rights, we have the right, but not the obligation, to acquire such Units in exchange for either cash or our Common Shares on a one-for-one basis. If Units are exchanged for cash, the amount of cash per Unit is equal to the average of the daily market price of a Common Share for the ten consecutive trading days immediately preceding the date of valuation of the Unit.  As of July 31, 2017 and April 30, 2017, the aggregate exchange value of the then-outstanding Units of the Operating Partnership owned by limited partners was approximately $91.5 million and $95.1 million, respectively. All Units receive the same cash distributions as those paid on our Common Shares.

Joint Venture Buy/Sell Options.  Several of our joint venture agreements contain buy/sell options in which each party under certain circumstances has the option to acquire the interest of the other party but do not generally require that we buy our partners’ interests. However, from time to time, we have entered into joint venture agreements which contain options compelling us to acquire the interest of the other parties. We currently have one such joint venture, IRET-Minot Apartments, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement.  The joint venture partner’s interest is reflected as a redeemable noncontrolling interest on the Condensed Consolidated Balance Sheets. See Note 11 for additional information.

Tenant Improvements. In entering into leases with commercial tenants, we may commit to fund improvements or build-outs of the rented space to suit tenant requirements. These tenant improvements are typically funded at the beginning of the lease term, and we are accordingly exposed to some risk of loss if a tenant defaults prior to the expiration of the lease term and the rental income that was expected to cover the cost of the tenant improvements is not received. As of July 31, 2017, we are committed to fund $4.7 million in tenant improvements within approximately the next 12 months.

Notes Receivable.  In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a suburb of Minneapolis. The investment will be funded in installments through the third quarter of fiscal year 2018. As of July 31, 2017, $13.2 million remained to be funded. See Note 2 for additional information.

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

We classified no new dispositions or properties held for sale as discontinued operations during the three months ended July 31, 2017. During fiscal year 2016, we determined that our strategic decision to exit senior housing met the criteria for discontinued operations, and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Thirty-two of those senior housing properties were sold during the fiscal year ended April 30, 2017, and the remaining two senior housing properties continued to be classified as held for sale and discontinued operations at July 31, 2017.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three months ended July 31, 2017 and 2016:

	(in thousands)
	Three Months Ended
	July 31,
	2017	2016
REVENUE
Real estate rentals	$790	$5,010
Tenant reimbursement	—	114
TRS senior housing revenue	—	873
TOTAL REVENUE	790	5,997
EXPENSES
Real estate taxes	—	112
Depreciation and amortization	—	16
TRS senior housing expenses	—	784
TOTAL EXPENSES	—	912
Operating income	790	5,085
Interest expense	(821)	(1,374)
Interest income	544	544
Other income	47	313
INCOME FROM DISCONTINUED OPERATIONS	$560	$4,568

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	July 31, 2017	April 30, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$21,332	$21,332
Receivable arising from straight-lining of rents	2,202	2,283
Goodwill	14	14
Total major classes of assets of the discontinued operations	23,548	23,629
Other assets included in the disposal group classified as held for sale	14,004	14,079
Total assets of the disposal group classified as held for sale on the balance sheet	$37,552	$37,708

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$59	$52
Mortgages payable	15,863	16,226
Other	7,900	7,900
Total major classes of liabilities of the discontinued operations	23,822	24,178
Other liabilities included in the disposal group classified as held for sale	5,861	5,884
Total liabilities of the disposal group classified as held for sale on the balance sheet	$29,683	$30,062

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added $61.5 million of new real estate property to our portfolio through property acquisitions during the three months ended July 31, 2017, compared to $0 in the three months ended July 31, 2016. Our acquisitions during the three months ended July 31, 2017 are detailed below.

Three Months Ended July 31, 2017

		(in thousands)
		Total	Form of Consideration	Investment Allocation
	Date	Acquisition				Intangible
Acquisitions	Acquired	Cost	Cash	Land	Building	Assets

Multifamily
191 unit - Oxbo - St. Paul, MN(1)	May 26, 2017	$61,500	$61,500	$5,809	$54,910	$781

Total Property Acquisitions		$61,500	$61,500	$5,809	$54,910	$781
(1)	Property includes 11,477 sq ft of retail space.

DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $0 and $72.2 million of development projects in service during the three months ended July 31, 2017 and 2016, respectively, as detailed below.

Three Months Ended July 31, 2016

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
241 unit - 71 France - Edina, MN(1)	2016-05-01	$4,721	$67,509	$72,230

Total Development Projects Placed in Service		$4,721	$67,509	$72,230
(1)

Costs paid in fiscal years 2015 and 2016 totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.3 million, for a total project cost at July 31, 2016 of $72.2 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

PROPERTY DISPOSITIONS

During the three months ended July 31, 2017, we sold one retail property for a sales price of $3.4 million. During the three months ended July 31, 2016, we sold one retail property and one parcel of unimproved land for a total sales price of $13.7 million. The following table details our dispositions during the three months ended July 31, 2017 and 2016:

Three Months Ended July 31, 2017

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	2017-05-15	$3,440	$3,332	$108

Total Property Dispositions		$3,440	$3,332	$108

Three Months Ended July 31, 2016

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Other
195,075 sq ft Stone Container - Fargo, ND	2016-07-25	$13,400	$4,418	$8,982

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	2016-05-06	250	274	(24)

Total Property Dispositions		$13,650	$4,692	$8,958

NOTE 9 • DEBT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.47% to 6.66%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of July 31, 2017, our management believes there are no material defaults or material compliance issues in regard to any mortgages payable.

Of the mortgages payable, including mortgages on properties held for sale, the balances of fixed rate mortgages totaled $605.0 million at July 31, 2017 and $629.5 million at April 30, 2017. The balances of variable rate mortgages totaled $80.4 million and $57.7 million as of July 31, 2017 and April 30, 2017, respectively. We do not utilize derivative financial instruments to mitigate our exposure to changes in market interest rates. Most of the fixed rate mortgages have substantial pre-payment penalties. As of July 31, 2017, the weighted average rate of interest on our mortgage debt was

4.66%, compared to 4.71% on April 30, 2017. The aggregate amount of required future principal payments on mortgages payable as of July 31, 2017, is as follows:

	(in thousands)
	Mortgage Loans	Mortgage Loans
	on Properties	on Properties
	Held for	Held for
Year Ended April 30,	Investment	Sale
2018 (remainder)	$16,315	$16,161
2019	98,968	1,869
2020	93,678	183
2021	136,391	193
2022	88,845	994
Thereafter	229,832	1,943
Total payments	$664,029	$21,343

In addition to the individual mortgage loans comprising our $685.4 million of mortgage indebtedness, we also had a revolving, multi-bank line of credit with the Bank of Montreal as administrative agent, which had, as of July 31, 2017, lending commitments of $250.0 million (“BMO Line of Credit”). This line of credit is not included in our mortgage indebtedness total. As of July 31, 2017, the line had a credit limit of $220.0 million, of which $125.9 million was drawn on the line. As of July 31, 2017, we believe we and our Operating Partnership were in compliance with the covenants contained in the BMO Line of Credit.

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

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at July 31, 2017 and April 30, 2017.

Fair Value Measurements on a Nonrecurring Basis

Non-financial assets measured at fair value on a nonrecurring basis at July 31, 2017 and April 30, 2017 consisted of real estate held for sale and real estate investments that were written-down to estimated fair value during fiscal year 2018 and

2017. See Note 2 for additional information on impairment losses recognized during fiscal years 2018 and 2017. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
July 31, 2017
Real estate held for sale(1)	$3,175	$—	$—	$3,175

April 30, 2017
Real estate investments	$506	$—	$—	$506
Real estate held for sale(1)	$10,891	$—	$—	$10,891

(1)	Represents only the portion of real estate held for sale that was written-down to estimated fair value.

As of July 31, 2017, we estimated fair value of real estate held for sale based upon receipt of a market offer and our intent to dispose of the property.

As of April 30, 2017, we estimated the fair value of our real estate investments using market comparisons and a broker opinion of value.

As of April 30, 2017, we estimated the fair value of our real estate held for sale using an income approach (including management estimates and cash flow calculations), projected net operating income, and an estimated capitalization rate. The significant unobservable quantitative input used in determining the fair value was a capitalization rate of 7.0% based on the location, type and nature of the real estate held for sale, and current and anticipated market conditions.

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

The estimated fair values of our financial instruments as of July 31, 2017 and April 30, 2017, are as follows:

	(in thousands)
	July 31, 2017		April 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$23,801	$23,801	$28,819	$28,819
Other investments
FINANCIAL LIABILITIES
Other debt, including other debt related to assets held for sale	27,943	27,943	49,637	49,637
Lines of credit	125,900	125,900	57,050	57,050
Mortgages payable	664,029	678,407	665,440	680,941
Mortgages payable related to assets held for sale	21,343	21,388	21,803	21,861

NOTE 11 • REDEEMABLE NONCONTROLLING INTERESTS

Redeemable noncontrolling interests on the Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to Common Shares on the Condensed Consolidated Balance Sheets. We currently have one joint venture, IRET-Minot Apartments, LLC, in which our joint venture partner can, for the four-year period from February 6, 2016 through February 5, 2020, compel us to acquire the partner’s interest for a price to be determined in accordance with the provisions of the joint venture agreement. IRET-Minot Apartments, LLC owns the Commons and Landing at Southgate property in Minot, ND. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2017	$7,181
Net income	(171)
Balance at July 31, 2017	$7,010

NOTE 12 • SHARE BASED COMPENSATION

Share based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash,  unrestricted and restricted common shares, and restricted stock units (“RSUs”) up to an aggregate of 4,250,000 shares, over the ten year period in which the plan will be in effect.

Under the 2015 Incentive Plan, our officers and non-officer employees may earn share awards under a revised long-term incentive plan which is a forward-looking program that measures long-term performance over the stated performance period. Such awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.

Fiscal Year 2018 Executive LTIP Awards

Awards granted on May 1, 2017 consist of 16,447 time-based restricted shares that vest as to one-third of the shares on each May 1, 2018, May 1, 2019, and May 1, 2020. We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

Awards granted on June 21, 2017 consist of time-based RSU awards, performance RSU awards based on leverage ratio, and performance RSU awards based on total shareholder return (“TSR”), each for 57,693 shares, respectively.  All of these awards are classified as equity awards. The time-based RSUs vest as to one-third of the shares on each June 21, 2018, May 1, 2019 and May 1, 2020. The maximum number of leverage ratio RSUs eligible to be earned is 115,386 RSUs.

The TSR performance RSU awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 115,386 RSUs. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, and regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price. We based the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award. We based the expected term on the performance period of the award. The assumptions used to value the performance RSU awards were an expected volatility of 27.3%, a risk-free interest rate of 1.48% and an expected life of 2.86 years. The share price at the grant date, June 21, 2017, was $6.15.

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share based awards was approximately $376,000 and $262,000 for the three months ended July 31, 2017 and 2016.

NOTE 13 • RELATED PARTY TRANSACTIONS

Transactions with BMO Capital Markets

We have a historical and ongoing relationship with BMO Capital Markets (“BMO”). On July 17, 2017, we engaged BMO to provide financial advisory services in connection with the Company’s consideration of the disposition of non-core properties. A family member of Mark O. Decker, Jr., our Chief Executive Officer, President and Chief Investment Officer, is an employee of BMO and could have an indirect material interest in any such engagement and related transaction(s). The Board had pre-approved this engagement of BMO.

Transaction with the Company

On July 6, 2017, we purchased 33,755 Company common shares from John D. Stewart, a member of the Board of Trustees, under our current share repurchase program. The shares were purchased for an aggregate amount of $195,779, or $5.80 per share, which was below the shares’ closing price of $6.11 per share on July 6, 2017. The Board had pre-approved the purchase of Stewart’s shares.

NOTE 14 • SUBSEQUENT EVENTS

Common and Preferred Share Distributions. On September 6, 2017, our Board of Trustees declared the following distributions:

	Quarterly Amount
Class of shares/units	per Share or Unit	Record Date	Payment Date
Common shares and limited partnership units	$0.07	September 15, 2017	October 2, 2017
Preferred shares:
Series B	$0.496875	September 15, 2017	October 2, 2017

Completed Acquisition.  On August 21, 2017, we repurchased two senior housing properties for $36.9 million, of which $7.9 million was paid in cash and $29.0 million was in the form of the cancellation of a contract for deed. The cash paid eliminated a financing liability within other liabilities on our Condensed Consolidated Balance Sheets. The properties had originally been sold during fiscal year 2014 in a sale-leaseback transaction that we accounted for as a financing liability due to our continuing involvement with the properties.

We currently have a signed sales agreement for the disposition of these two senior housing properties for a total sales price of $36.9 million.

Completed Dispositions.  On August 8, 2017, we sold a parcel of unimproved land in Bismarck, ND, for a sale price of $3.2 million. On August 22, 2017, we sold an industrial property in Eagan, MN, for a sale price of $9.0 million and 13 multifamily properties in Minot, ND, for a sale price of $12.3 million. On August 24, 2017, we sold a healthcare property in Eagan, MN, for a sale price of $2.1 million.

Pending Acquisition.  On August 25, 2017, we signed a purchase agreement for the acquisition of a 500-unit multifamily property in Plymouth, MN for a purchase price of $92.3 million, to be paid in cash. At September 6, 2017, our $7.0 million earnest money deposit on the acquisition became nonrefundable. This pending acquisition is subject to various closing conditions, and no assurances can be given that the transaction will be completed on the terms currently proposed, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, as well as our audited financial statements for the fiscal year ended April 30, 2017, which are included in our Form 10-K filed with the SEC on June 28, 2017.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition, and results of operations. This MD&A should be read in conjunction with our Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under the “Forward-Looking Statements” included in this report. Actual results or developments could differ materially from those projected in such statements as a result of factors described under “Forward-Looking Statements” as well as the risk factors in Item 1A. “Risk Factors” of our Form 10-K for the year ended April 30, 2017.

Overview

We are a self-advised multifamily REIT focused on the acquisition, development, redevelopment and management of apartment communities located primarily in select growth markets. As of July 31, 2017, we owned interest in 130 properties that were held for investment, consisting of: (1) 88 multifamily properties, containing 13,076 apartment units, and (2) 42 commercial properties, including 29 healthcare properties, containing a total of approximately 2.6 million net rentable square feet, and having a total real estate investment amount net of accumulated depreciation of $1.4 billion. We held for sale 13 multifamily properties, two healthcare properties, one retail property and one parcel of land as of July 31, 2017. We conduct a majority of our business activities through our Operating Partnership, as well as through a number of other consolidated subsidiary entities.

Our primary source of income and cash is rents associated with multifamily and commercial leases. Our mission is to provide a great home – for our residents, our employees, and our investors. Our business objective is to increase cash flow through property management and a disciplined investment strategy. We have paid quarterly distributions continuously since our first distribution in 1971.

First Quarter Activities

Summarized below are transactions that occurred during the first quarter of our fiscal year 2018:

•	Acquisition of a 191-unit multifamily property in St. Paul, MN, for a purchase price of $61.5 million.
•	Disposition of a retail property in Minot, ND, for a sale price of $3.4 million.
•	Origination of a $16.2 million loan in a multifamily development located in New Hope, MN, to be funded in installments through the third quarter of fiscal year 2018.

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

For the comparison of the three months ended July 31, 2017 and 2016, 32 properties were non-same-store, of which 13 were held for investment, 13 were held for sale and 6 were sold properties. Of the 13 non-same-store properties held for investment, nine were in-service development properties and one was a redevelopment.

Market Conditions and Outlook

The demand for investment and institutional quality real estate in our markets is strong. Investors have abundant equity and access to debt to facilitate acquisitions and developments. Local developers continue pursuing and securing development sites, and we continue seeing multifamily development activity in certain of our existing markets increasing competition for residents. Though new development increases competition for existing renters, we experienced generally stable trends in occupancy, rental rates, and expenses across most of our apartment investments during the quarter ended July 31, 2017, except in certain commodity and supply impacted markets. Our ability to maintain occupancy levels and raise rents remains dependent on household income growth and continued high employment.

Our healthcare segment consists of medical office properties. The same-store healthcare segment remains stable with occupancy at 92.5%.  A significant portion of our medical office portfolio is on-campus and located in the Minneapolis Metropolitan Statistical Area (“MSA”) which has an 8.8% on-campus vacancy rate as of the fourth calendar quarter of 2016 according to Colliers International.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three Months Ended July 31, 2017 and 2016

The discussion that follows is based on our consolidated results of operations for the three months ended July 31, 2017 and 2016.

	July 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Real estate rentals	$47,647	$44,985	$2,662	5.9%
Tenant reimbursement	5,088	4,626	462	10.0%
TOTAL REVENUE	52,735	49,611	3,124	6.3%
Property operating expenses, excluding real estate taxes	17,636	16,057	1,579	9.8%
Real estate taxes	6,614	5,577	1,037	18.6%
Depreciation and amortization	28,927	14,267	14,660	102.8%
Impairment of real estate investments	256	54,153	(53,897)	(99.5)%
General and administrative expenses	4,002	3,501	501	14.3%
TOTAL EXPENSES	57,435	93,555	(36,120)	(38.6)%
Operating loss	(4,700)	(43,944)	39,244	(89.3)%
Interest expense	(9,295)	(10,364)	1,069	(10.3)%
Loss on extinguishment of debt	(199)	—	(199)	n/a
Interest income	21	28	(7)	(25.0)%
Other income	210	160	50	31.3%
Loss before gain on sale of real estate and other investments and income from discontinued operations	(13,963)	(54,120)	40,157	(74.2)%
Gain on sale of real estate and other investments	124	8,958	(8,834)	(98.6)%
Loss from continuing operations	(13,839)	(45,162)	31,323	(69.4)%
Income from discontinued operations	560	4,568	(4,008)	(87.7)%
NET LOSS	(13,279)	(40,594)	27,315	(67.3)%
Net loss attributable to noncontrolling interests – Operating Partnership	1,644	3,296	(1,652)	(50.1)%
Net loss attributable to noncontrolling interests – consolidated real estate entities	371	15,655	(15,284)	(97.6)%
Net loss attributable to Investors Real Estate Trust	(11,264)	(21,643)	10,379	(48.0)%
Dividends to preferred shareholders	(2,286)	(2,879)	593	(20.6)%
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(13,550)	$(24,522)	$10,972	(44.7)%

Revenues.  Revenues for the three months ended July 31, 2017 were $52.7 million compared to $49.6 million in the three months ended July 31, 2016, an increase of $3.1 million or 6.3%. The increase in revenue for the three months ended

July 31, 2017 resulted primarily from same-store properties and properties acquired and development projects placed in service in fiscal year 2017, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months Ended July 31, 2017
Increase in revenue primarily from properties acquired in fiscal year 2018	$356
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2017	2,450
Increase in revenue from same-store properties(1)	1,410
Decrease in revenue from properties sold or classified as held for sale in fiscal years 2018 and 2017	(1,092)
Net increase in total revenue	$3,124
(1)	See analysis of NOI by segment below for additional information.

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 9.8% to $17.6 million in three months ended July 31, 2017, compared to $16.1 million in the same period of the prior fiscal year.  An increase of approximately $453,000 was attributable to non-same-store properties while expenses at same-store properties increased by $1.3 million.  The increase at same-store properties was primarily attributable to a change in our capitalization policies, increased turnover costs related to a reduction in revenue generating capital spend, and an increase in labor costs.

Real Estate Taxes.  Real estate taxes increased by 18.6% to $6.6 million in the three months ended July 31, 2017, compared to $5.6 million in the same period of the prior fiscal year.  An increase of approximately $299,000 was attributable to non-same store properties while same-store properties increased by $738,000, primarily due to stabilizing developments and an increase in the North Dakota levy rates.

Depreciation and Amortization. Depreciation and amortization increased by 102.8% to $28.9 million in the three months ended July 31, 2017, compared to $14.3 million in the same period of the prior fiscal year. This increase was primarily due to a change in the estimated useful lives of our assets.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Impairment of Real Estate Investments.  We recognized approximately $256,000 and $54.2 million of impairment in continuing operations during the three months ended July 31, 2017 and 2016, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

General and Administrative Expenses.  General and administrative expenses increased by 15.2% to $4.0 million in the three months ended July 31, 2017, compared to $3.4 million in the same period of the prior fiscal year, primarily due to additional transition costs of approximately $436,000 related to our leadership transformation that occurred in the fourth quarter of fiscal year 2017.

Interest Expense.  Interest expense decreased by 10.3% to $9.3 million in the three months ended July 31, 2017, compared to $10.4 million in the same period of the prior fiscal year, primarily due to a reduction in the average balance of our outstanding indebtedness.

Gain on Sale of Real Estate and Other Investments. We recorded in continuing operations a net gain of approximately $124,000 in the three months ended July 31, 2017, compared to $9.0 million in the same period of the prior fiscal year. Properties sold in the three months ended July 31, 2017 and 2016 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income from Discontinued Operations.  We recorded income from discontinued operations of approximately $560,000 and $4.6 million, respectively, in the three months ended July 31, 2017 and 2016. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of July 31, 2017 compared to July 31, 2016 increased in our multifamily segment and decreased slightly in our healthcare segment on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of July 31,		As of July 31,
Segments	2017	2016	2017	2016
Multifamily	94.5%	92.5%	93.7%	90.4%
Healthcare	92.5%	92.6%	92.7%	88.7%

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

The following tables show real estate revenues, real estate operating expenses and NOI by reportable operating segment for the three months ended July 31, 2017 and 2016.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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

All Segments

	Three Months Ended July 31,
	2017	2016	$ Change	% Change
All Segments

Real estate revenue
Same-store	$45,026	$43,616	$1,410	3.2%
Non-same-store(1)	7,709	5,995	1,714	28.6%
Total	$52,735	$49,611	$3,124	6.3%

Real estate expenses
Same-store	$20,913	$19,126	$1,787	9.3%
Non-same-store(1)	3,337	2,508	829	33.1%
Total	$24,250	$21,634	$2,616	12.1%

Net operating income
Same-store	$24,113	$24,490	$(377)	(1.5)%
Non-same-store(1)	4,372	3,487	885	25.4%
Total	$28,485	$27,977	$508	1.8%

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment increased by 3.9% or $1.2 million in the three months ended July 31, 2017 compared to the same period in the prior fiscal year.  The increase was primarily attributable to a 2.7% increase in average rental rates and a 1.2% increase in occupancy.

Real estate expenses at same-store properties in our multifamily segment increased by 13.9% or $1.8 million in the three months ended July 31, 2017 compared to the same period in the prior fiscal year.  The increase was primarily attributable to a change in our capitalization policies, an increase in real estate taxes due to stabilizing developments and higher North Dakota levy rates, an increase in turnover costs due to the reduction of revenue generating capital spend, and an increase in labor costs.

	Three Months Ended July 31,
	2017	2016	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$31,938	$30,752	$1,186	3.9%
Non-same-store	6,492	4,290	2,202	51.3%
Total	$38,430	$35,042	$3,388	9.7%

Real estate expenses(1)
Same-store	$14,728	$12,930	$1,798	13.9%
Non-same-store	2,737	1,949	788	40.4%
Total	$17,465	$14,879	$2,586	17.4%

Net operating income
Same-store	$17,210	$17,822	$(612)	(3.4)%
Non-same-store	3,755	2,341	1,414	60.4%
Total	$20,965	$20,163	$802	4.0%

Occupancy	2017	2016
Same-store	94.5%	92.5%
Non-same-store	89.3%	76.4%
Total	93.7%	90.4%

Number of Units	2017	2016
Same-store	11,384	11,386
Non-same-store	2,019	1,650
Total	13,403	13,036
(1)

Excludes offsite costs associated with property management and casualty-related amounts. Property management costs increased by approximately $109,000 for the three months ended July 31, 2017 as compared to the same period of the prior year. Casualty-related costs increased by approximately $80,000 for the three months ended July 31, 2017 as compared to the same period of the prior year.

Healthcare

Real estate revenue from same-store properties in our healthcare segment increased by 1.9% or $203,000 in the three months ended July 31, 2017, compared to the same period in the prior fiscal year, while real estate expenses increased by 5.0% or $194,000.

	Three Months Ended July 31,
	2017	2016	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$10,808	$10,605	$203	1.9%
Non-same-store	570	936	(366)	(39.1)%
Total	$11,378	$11,541	$(163)	(1.4)%

Real estate expenses(1)
Same-store	$4,080	$3,886	$194	5.0%
Non-same-store	205	306	(101)	(33.0)%
Total	$4,285	$4,192	$93	2.2%

Net operating income
Same-store	$6,728	$6,719	$9	0.1%
Non-same-store	365	630	(265)	(42.1)%
Total	$7,093	$7,349	$(256)	(3.5)%

Occupancy	2017	2016
Same-store	92.5%	92.6%
Non-same-store	95.9%	67.6%
Total	92.7%	88.7%

Rentable Square Footage	2017	2016
Same-store	1,270,008	1,270,008
Non-same-store	57,636	235,131
Total	1,327,644	1,505,139
(1)	Excludes offsite costs associated with property management, which decreased by approximately $93,000 for the three months ended July 31, 2017 as compared to the same period of the prior year.

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on July 31, 2017, for all commercial properties owned by us, including healthcare, other commercial properties and those held for sale, measured by percentage of total commercial minimum rents as of July 2017. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 2.4% of our total real estate rentals and 11.7% of our total commercial minimum rents.

As of July 31, 2017, 12 of our 42 commercial properties held for investment, along with two held for sale properties, were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

% of Total Commercial
Minimum Rents
Lessee	as of July 2017
Fairview Health Services	11.7%
St. Luke's Hospital of Duluth, Inc.	8.5%
Affiliates of Edgewood Vista	8.3%
PrairieCare Medical LLC	7.4%
Quality Manufacturing Corp	3.3%
Children's Hospitals & Clinics	2.7%
Allina Health	2.6%
Noran Neurological Clinic	2.3%
Amerada Hess	2.2%
Obstetrics and Gynecology Associates, P.A.	2.0%
All Others	49.0%
Total Monthly Commercial Rent as of July 2017	100.0%

Healthcare Leasing Activity

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended July 31, 2017 and 2016

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	—	12,140	39,905	20,084	39,905	32,224	92.5%	92.6%

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

Healthcare New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties:

Three Months Ended July 31, 2017 and 2016

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	—	12,140	n/a	15.0	n/a	$20.30	n/a	$55.15	n/a	$8.75

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

Healthcare Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment (square feet data in thousands):

Three Months Ended July 31, 2017 and 2016

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	39,905	20,084	72.2%	100.0%	6.8	3.3	3.3%	4.7%	$15.50	$4.11	$5.49	$2.51

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

Healthcare Lease Expirations

Our ability to maintain and improve occupancy rates and base rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare properties, including square footage and annualized base rent for expiring leases, as of July 31, 2017.

					Percentage of Total
			Percentage of Total	Annualized Base	Healthcare
Fiscal Year of Lease		Square Footage of	Healthcare Segment	Rent of Expiring	Segment
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2018(1)	20	82,528	6.7%	$1,494,595	5.6%
2019	18	72,644	5.9%	1,599,443	6.0%
2020	16	93,521	7.6%	1,936,684	7.2%
2021	20	95,575	7.8%	2,070,790	7.7%
2022	17	76,774	6.2%	1,414,135	5.3%
2023	15	73,750	6.0%	1,454,647	5.4%
2024	29	179,460	14.6%	4,194,579	15.6%
2025	6	77,579	6.3%	1,707,029	6.4%
2026	9	103,178	8.4%	1,802,959	6.7%
2027	12	157,842	12.9%	3,511,179	13.1%
Thereafter	14	216,299	17.6%	5,670,644	21.0%
Totals	176	1,229,150	100.0%	$26,856,684	100.0%
(1)	Includes month-to-month leases. As of July 31, 2017, month-to-month leases accounted for 19,293 square feet.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of July 2017, multiplied by 12.

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

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the first quarter of fiscal year 2018, we acquired one multifamily property for a purchase price of $61.5 million. During the first quarter of fiscal year 2018, we sold one retail property for a sales price of $3.4 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the three month periods ended July 31, 2017 and 2016.

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

FFO applicable to Common Shares and Units for the three months ended July 31, 2017, decreased to $13.1 million compared to $15.9 million for the comparable period ended July 31, 2016, a decrease of 17.6%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO

INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended July 31,	2017			2016
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net loss attributable to Investors Real Estate Trust	$(11,264)		$	$(21,643)		$
Less dividends to preferred shareholders	(2,286)			(2,879)
Net loss available to common shareholders	(13,550)	120,421	(0.11)	(24,522)	121,117	(0.20)
Adjustments:
Noncontrolling interests – Operating Partnership	(1,644)	15,128		(3,296)	16,285
Depreciation and amortization	28,119			13,437
Impairment of real estate attributable to Investors Real Estate Trust	256			39,189
Gains on depreciable property sales attributable to Investors Real Estate Trust	(124)			(8,958)
Funds from operations applicable to common shares and Units(3)	$13,057	135,549	$0.10	$15,850	137,402	$0.12

(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the three months ended July 31, 2017 and 2016:

Month	Fiscal Year 2018	Fiscal Year 2017
July	$0.07	$0.13

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to our properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on our line of credit. As of July 31, 2017, our Operating Partnership had one unsecured multi-bank line of credit with a total commitment capacity of $250.0 million, with a borrowing capacity based on the value of properties contained in the unencumbered asset pool (UAP). Management considers our ability to generate cash from property operating activities and draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, and draws on our line of credit and/or new borrowings. However, some of our real estate markets continue to experience challenges including reduced occupancies and rental rates as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements and renovations.

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

SOURCES AND USES OF CASH

As of July 31, 2017, approximately 25.7%, or $5.5 million, of our mortgage debt maturing in the second and third quarters of fiscal year 2018 is debt placed on multifamily assets, and approximately 74.3%, or $15.9 million, is debt placed on commercial properties. Of this $21.4 million, we expect to pay off $5.6 million and the remaining $15.8 is on property that is expected to be sold in the second quarter of fiscal year 2018. As of July 31, 2017, approximately 27.1%, or $8.6 million, of our mortgage debt maturing in the next twelve months is debt placed on multifamily assets, and approximately 72.9%, or $23.1 million, is debt placed on commercial properties.

As of July 31, 2017, the BMO Line of Credit had a credit limit of $220.0 million based on the unencumbered asset pool, of which $125.9 million was drawn on the line.

As of July 31, 2017, we are committed to fund $4.7 million in tenant improvements within approximately the next 12 months.

The issuance of Units for property acquisitions continues to be a source of capital available to us. There were no Units issued in the three months ended July 31, 2017 and 2016.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, decreased by approximately $1.8 million as of July 31, 2017, compared to April 30, 2017, due to loan payoffs and property dispositions. As of July 31, 2017, approximately 88.3% of our $685.4 million of mortgage debt is at fixed rates of interest, with staggered maturities. As of July 31, 2017, the weighted average rate of interest on our mortgage debt, including mortgages related to assets held for sale was 4.66%, compared to 4.71% on April 30, 2017.

Line of Credit. The balance outstanding on our line of credit at July 31, 2017, and April 30, 2017, was $125.9 million and $57.1 million, respectively.

Property Owned. Property owned was $1.7 billion at July 31, 2017, and April 30, 2017, respectively. During the three months ended July 31, 2017, we acquired one new property and disposed of one property, as described above in the “Property Acquisitions and Dispositions” subsection of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and Cash Equivalents. Cash and cash equivalents on hand on July 31, 2017, were $23.8 million, compared to $28.8 million on April 30, 2017.

Operating Partnership Units. Outstanding Units in the Operating Partnership were 14.7 million Units at July 31, 2017 and 15.6 million Units at April 30, 2017.

Common Shares of Beneficial Interest. Common Shares outstanding on July 31, 2017 and April 30, 2017 totaled 120.6 million and 121.2 million, respectively. During the first quarter of fiscal year 2018, we issued approximately 75,000 Common Shares, with a total grant-date value of approximately $445,000, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation. During the first quarter of fiscal year 2017, we issued approximately 378,000 Common Shares, with a total grant-date value of $1.4 million, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, within the meaning of the federal securities laws, including, without limitation, statements regarding: our ability to maintain current or meet projected occupancy, rental rate and property operating results; the effect of acquisitions, dispositions, redevelopments and developments; our ability to meet budgeted costs and timelines, and achieve budgeted rental rates related to our redevelopment and development investments; expectations regarding sales of our properties and the use of proceeds thereof; and our ability to comply with debt covenants, including financial coverage ratios.

Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond our control, including, without limitation:

•

Real estate and operating risks, including fluctuations in real estate values and the general economic climate in the markets in which we operate and competition for residents and commercial tenants in such markets; national and local economic conditions, including the pace of job growth and the level of unemployment; the amount, location and quality of competitive new housing supply; the timing of acquisitions, dispositions, redevelopments and developments; and changes in operating costs, including energy costs;

•

Financing risks, including the availability and cost of capital markets financing and the risk that our cash flows from operations may be insufficient to meet required payments of principal and interest and the risk that our earnings may not be sufficient to maintain compliance with debt covenants;

•	Our geographic concentration in Minnesota and North Dakota;
•	Insurance risks, including the cost of insurance and natural disasters and severe weather; and
•

Legal and regulatory risks, including costs associated with prosecuting or defending claims and any adverse outcomes; the terms of governmental regulations that affect us and interpretations of those regulations; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of apartment communities presently or previously owned by us.

In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should review the risks and uncertainties detailed from time to time in our filings with Securities and Exchange Commission, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for fiscal year ended April 30, 2017.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on June 28, 2017, under the section titled “Management’s

Discussion and Analysis of Financial Condition and Results of Operations.”  Effective May 1, 2017, we reviewed and changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which these assets will be of economic benefit. Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-30 years, while those that were previously nine years were changed to five to ten years. There have been no other significant changes to our critical accounting policies during the three months ended July 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

Approximately 88.3% and 91.6% of our mortgage debt, including mortgage debt related to properties held for sale, as of July 31, 2017 and April 30, 2017, respectively, is at fixed interest rates. Therefore, we have little exposure to interest rate fluctuation risk on our existing mortgage debt. Accordingly, interest rate fluctuations during the first quarter of fiscal year 2018 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. We do not currently use derivative securities, interest rate swaps or any other type of hedging activity to manage our interest rate risk.  As of July 31, 2017, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(In thousands)
	Future Principal Payments
	Remaining
Mortgages	2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total	Fair Value
Fixed Rate	$8,067	$74,816	$63,209	$136,363	$88,237	$229,832	$600,524	$614,902
Avg Fixed Interest Rate(1)	3.51%	4.43%	4.23%	3.73%	3.43%

Variable Rate	$8,248	$24,152	$30,469	$28	$608	$—	$63,505	$63,505
Avg Variable Interest Rate(1)	3.02%	4.28%	5.10%	3.92%	3.97%

Held for Sale	$16,161	$1,869	$183	$193	$994	$1,943	$21,343	$21,388
Avg Fixed Interest Rate(1)	3.52%	5.11%	4.58%	4.55%	3.71%
							$685,372	$699,795

	(in thousands)
	Future Interest Payments
	Remaining
Mortgages	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Fixed Rate	$21,085	$26,265	$21,902	$16,941	$10,902	$25,143	$122,238
Variable Rate	1,919	1,800	742	25	6	0	4,492
Held for Sale	259	265	152	142	109	514	1,441
							$128,171
(1)	Interest rate given is for the entire year.

The weighted average interest rate on our fixed rate and variable rate debt, including mortgages related to assets held for sale, as of July 31, 2017, was 4.66%. As of July 31, 2017, we had $80.3 million of variable-rate mortgage debt outstanding and $125.9 million of variable-rate borrowings under our line of credit. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $2.1 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Securities

During the first quarter of fiscal year 2018, the Company did not issue any unregistered Common Shares to limited partners of the Operating Partnership.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT

*  Filed herewith

**Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTORS REAL ESTATE TRUST

(Registrant)

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President and Chief Executive Officer

/s/ John A. Kirchmann
John A. Kirchmann
Executive Vice President and Chief Financial Officer

Date: September 11, 2017