Form 10-Q
period 2017-10-31
INVESTORS REAL ESTATE TRUST
filed 2017-12-11
CIK 798359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

The number of common shares of beneficial interest outstanding as of December 4, 2017, was 120,037,183.

PART I

ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2018

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands)
	October 31, 2017	April 30, 2017
ASSETS
Real estate investments
Property owned	$1,831,181	$1,677,481
Less accumulated depreciation	(384,402)	(340,417)
	1,446,779	1,337,064
Unimproved land	15,216	18,455
Mortgage loans receivable	10,329	—
Total real estate investments	1,472,324	1,355,519
Assets held for sale and assets of discontinued operations	—	37,708
Cash and cash equivalents	42,464	28,819
Restricted cash	4,306	28,709
Other assets	31,933	23,759
TOTAL ASSETS	$1,551,027	$1,474,514
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$—	$30,062
Accounts payable and accrued expenses	33,757	40,430
Revolving line of credit	247,500	57,050
Mortgages payable, net of unamortized loan costs of $3,062 and $3,480, respectively	655,903	661,960
Construction debt	21,561	41,737
TOTAL LIABILITIES	958,721	831,239
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,812	7,181
EQUITY
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, no shares issued and outstanding at October 31, 2017 and 4,600 shares issued and outstanding at April 30, 2017, aggregate liquidation preference of $115,000)	—	111,357
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,118 shares issued and outstanding at October 31, 2017 and no shares issued and outstading at April 30, 2017, aggregate liquidation preference of $102,962)	99,467	—
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 120,189 shares issued and outstanding at October 31, 2017 and 121,199 shares issued and outstanding at April 30, 2017)	910,683	916,121
Accumulated distributions in excess of net income	(490,612)	(466,541)
Total shareholders’ equity	519,538	560,937
Noncontrolling interests – Operating Partnership (14,618 units at October 31, 2017 and 15,617 units at April 30, 2017)	64,291	73,233
Noncontrolling interests – consolidated real estate entities	1,665	1,924
Total equity	585,494	636,094
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY	$1,551,027	$1,474,514

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

for the three and six months ended October 31, 2017 and 2016

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
REVENUE
Real estate rentals	$48,702	$45,859	$96,349	$90,844
Tenant reimbursement	5,219	4,750	10,307	9,376
TOTAL REVENUE	53,921	50,609	106,656	100,220
EXPENSES
Property operating expenses, excluding real estate taxes	18,741	15,814	36,377	31,871
Real estate taxes	6,556	5,759	13,170	11,336
Depreciation and amortization	20,694	13,531	49,621	27,798
Impairment of real estate investments	—	—	256	54,153
General and administrative expenses	3,118	3,522	7,120	7,023
TOTAL EXPENSES	49,109	38,626	106,544	132,181
Operating income (loss)	4,812	11,983	112	(31,961)
Interest expense	(9,666)	(10,626)	(18,961)	(20,990)
Loss on extinguishment of debt	(334)	—	(533)	—
Interest income	199	56	220	84
Other income	57	37	267	197
(Loss) income before gain (loss) on sale of real estate and other investments and income from discontinued operations	(4,932)	1,450	(18,895)	(52,670)
Gain (loss) on sale of real estate and other investments	5,324	(103)	5,448	8,855
Income (loss) from continuing operations	392	1,347	(13,447)	(43,815)
Income from discontinued operations	12,747	10,943	13,307	15,511
NET INCOME (LOSS)	13,139	12,290	(140)	(28,304)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(773)	(1,174)	871	2,122
Net loss attributable to noncontrolling interests – consolidated real estate entities	455	484	826	16,139
Net income (loss) attributable to controlling interests	12,821	11,600	1,557	(10,043)
Dividends to preferred shareholders	(2,812)	(2,878)	(5,098)	(5,757)
Redemption of preferred shares	(3,649)	—	(3,649)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$6,360	$8,722	$(7,190)	$(15,800)
Loss per common share from continuing operations – basic and diluted	$(0.05)	$—	$(0.16)	$(0.23)
Earnings per common share from discontinued operations – basic and diluted	0.10	0.07	0.10	0.10
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.05	$0.07	$(0.06)	$(0.13)
DIVIDENDS PER COMMON SHARE	$0.07	$0.13	$0.14	$0.26

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

for the six months ended October 31, 2017 and 2016

	(in thousands)
			NUMBER		ACCUMULATED
	NUMBER OF		OF		DISTRIBUTIONS	NONREDEEMABLE
	PREFERRED	PREFERRED	COMMON	COMMON	IN EXCESS OF	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	SHARES	NET INCOME	INTERESTS	EQUITY
Balance April 30, 2016	5,750	$138,674	121,091	$922,084	$(442,000)	$99,504	$718,262
Net loss attributable to controlling interests and nonredeemable noncontrolling interests					(10,043)	(18,116)	(28,159)
Distributions – common shares and units					(31,556)	(4,234)	(35,790)
Distributions – Series A preferred shares					(1,186)		(1,186)
Distributions – Series B preferred shares					(4,571)		(4,571)
Shares issued and share-based compensation			553	1,218			1,218
Redemption of units for common shares			57	134		(134)	—
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,150	7,150
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(155)	(155)
Acquisition of nonredeemable noncontrolling interests - consolidated real estate entities				(2,677)		(2,261)	(4,938)
Other						(615)	(615)
Balance October 31, 2016	5,750	$138,674	121,701	$920,759	$(489,356)	$81,139	$651,216

Balance April 30, 2017	4,600	$111,357	121,199	$916,121	$(466,541)	$75,157	$636,094
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests					1,557	(1,328)	229
Distributions – common shares and units					(16,881)	(2,089)	(18,970)
Distributions – Series B preferred shares					(4,571)		(4,571)
Distributions – Series C preferred shares					(527)		(527)
Shares issued and share-based compensation			75	844			844
Series C preferred shares issued	4,118	99,467					99,467
Redemption of units for cash						(5,982)	(5,982)
Shares repurchased	(4,600)	(111,357)	(1,080)	(6,253)	(3,649)		(121,259)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						239	239
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(41)	(41)
Other			(5)	(29)			(29)
Balance October 31, 2017	4,118	$99,467	120,189	$910,683	$(490,612)	$65,956	$585,494

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

for the six months ended October 31, 2017 and 2016

	(in thousands)
	Six Months Ended
	October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140)	$(28,304)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	50,244	28,548
Depreciation and amortization from discontinued operations, including amortization of capitalized loan costs	9	64
Gain on sale of real estate, land, other investments and discontinued operations	(17,686)	(15,358)
Loss on extinguishment of debt	128	72
Share-based compensation expense	751	865
Impairment of real estate investments	256	54,153
Bad debt expense	498	371
Changes in other assets and liabilities:
Receivable arising from straight-lining of rents	(128)	(487)
Accounts receivable	(195)	(588)
Prepaid and other assets	(864)	(541)
Tax, insurance and other escrow	(187)	(200)
Deferred charges and leasing costs	(998)	(851)
Accounts payable, accrued expenses and other liabilities	(4,756)	(2,357)
Net cash provided by operating activities	26,932	35,387
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	38,029	—
Payments for real estate deposits	(14,370)	(1,370)
Increase in notes receivable	(6,126)	—
Decrease in other investments	—	50
Decrease in lender holdbacks for improvements	1,444	1,925
Increase in lender holdbacks for improvements	(513)	(614)
Proceeds from sale of discontinued operations	35,775	43,896
Proceeds from sale of real estate and other investments	18,039	13,875
Insurance proceeds received	530	481
Payments for acquisitions of real estate assets	(154,122)	—
Payments for development and re-development of real estate assets	(2,817)	(10,897)
Payments for improvements of real estate assets	(10,981)	(23,641)
Net cash (used) provided by investing activities	(95,112)	23,705
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	1,113
Principal payments on mortgages payable	(51,733)	(53,208)
Proceeds from revolving lines of credit	293,350	30,000
Principal payments on revolving lines of credit	(102,900)	—
Proceeds from construction debt	3,124	11,174
Payment on financing liability	(7,900)	—
Proceeds from noncontrolling partner – consolidated real estate entities	—	500
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	(4,938)
Repurchase of common shares	(6,253)	—
Proceeds from issuance of Series C preferred shares, net of issue costs	99,467	—
Repurchase of Series B preferred shares	(115,005)	—
Repurchase of partnership units	(5,982)	—
Distributions paid to common shareholders	(16,881)	(31,556)
Distributions paid to preferred shareholders	(5,333)	(5,757)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(2,089)	(4,234)
Distributions paid to noncontrolling interests – consolidated real estate entities	(40)	(155)
Net cash provided (used) by financing activities	81,825	(57,061)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,645	2,031
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,819	66,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,464	$68,729

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

for the six months ended October 31, 2017 and 2016

	(in thousands)
	Six Months Ended
	October 31,
	2017	2016
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating partnership units converted to shares	$—	$134
(Decrease) increase to accounts payable included within real estate investments	(2,106)	3,188
Construction debt reclassified to mortgages payable	23,300	10,549
Increase in mortgage notes receivable	10,329	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $0 and $298, respectively	$17,122	$17,457

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for the six months ended October 31, 2017 and 2016

NOTE 1 • ORGANIZATION

Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a multifamily real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of multifamily communities. As of October 31, 2017, we owned interests in 89 multifamily properties consisting of 13,576 apartment homes and 40 commercial properties, including 28 healthcare and 12 other commercial properties, with a total of 2.5 million square feet of leasable space.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The following table provides a brief description of recent accounting standards updates (“ASUs”) that could have a material effect on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers

This ASU will eliminate the transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The majority of our revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASC 840, Leases. Our other revenue streams, which are being evaluated under this ASU, include but are not limited to other income from residents determined not to be within the scope of ASC 840 and gains and losses from real estate dispositions.

This ASU is effective for annual reporting periods beginning after December 15, 2017, as a result of a deferral of the effective date arising from the issuance of ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early adoption is permitted. We will adopt the new standard effective May 1, 2018 using the modified retrospective approach.

We are continuing to assess the impact of the new standard on our consolidated financial statements and internal accounting processes; as the majority of our revenue is derived from rental income, we do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

ASU 2016-02, Leases	This ASU amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting.	This ASU is effective for annual reporting periods beginning after December 15, 2018; however, early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting

This ASU amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, accrual of compensation cost, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

This ASU is effective for annual reporting periods beginning after December 15, 2016. We adopted this guidance effective May 1, 2017.

Upon adoption of the standard, we elected to account for forfeitures when they occur instead of estimating the forfeitures. The new standard did not have a material effect on our financial position, results of operations or earnings per share.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

This ASU addresses eight specific cash flow issues with the objective of reducing diversity in practice.  The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims.

		This ASU is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
ASU 2017-01, Clarifying the Definition of a Business

This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. This new standard is required to be applied prospectively to transactions occurring after the date of adoption.

This ASU is effective for interim and annual periods beginning after December 15, 2017. We early adopted this standard effective May 1, 2017.

We believe that most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized. Adoption of the standard did not have a material effect on our financial position or results of operations. During the six months ended October 31, 2017, acquisition costs totaling approximately $245,000 from our acquisitions of Oxbo and Park Place were capitalized and allocated to the assets acquired based on the relative fair market value of those underlying assets.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters

ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This ASU clarifies the definition of an in-substances nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01.  This ASU allows for either a retrospective or modified retrospective approach.

This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.

This standard allows for either a retrospective or modified retrospective approach. We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

ASU 2017-12, Derivatives and Hedging	This ASU clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships.	This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted.

This standard should be adopted using a modified retrospective approach.  We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

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

During the six months ended October 31, 2017, we recognized impairment of approximately $256,000 on a parcel of land in Bismarck, ND. This property was written down to estimated fair value during the first quarter of fiscal year 2018 based on receipt of a market offer to purchase and our intent to dispose of the property. We disposed of the property during the second quarter of fiscal year 2018.

During the six months ended October 31, 2016, we recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, ND, due to deterioration of the market. These properties were written down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties impaired for $40.9 million, $4.7 million, and $2.8 million are owned by joint venture entities in which, at the time of impairment, we had an approximately 71.5%, 60% and 70% interest, respectively, but which are consolidated in our financial statements.

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

CHANGE IN DEPRECIABLE LIVES OF REAL ESTATE ASSETS

We review the estimated useful lives of our real estate assets on an ongoing basis. Prior to our strategic shift to become a multifamily-focused REIT, which began in fiscal year 2016, we operated in five segments (office, retail, industrial, healthcare and multifamily). Accordingly, our estimated useful lives represented a blend of these segments. During fiscal years 2016 and 2017, we disposed of the bulk of our office, retail, and industrial portfolios as well as a portion of our healthcare portfolio. In the first quarter of fiscal year 2018, we determined it was appropriate to review and adjust our estimated useful lives to be specific to our remaining portfolio of assets.

Effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which these assets will be of economic benefit.  Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-30 years, while those that were previously nine years were changed to 5-10 years. The effect of this change in estimate in the six months ended October 31, 2017, was to increase depreciation expense by approximately $20.3 million, decrease net income by $20.3 million, and decrease earnings per share by $0.15. Of the total increase in expense, $9.0 million, or $0.07 per share, represented depreciation on assets that were fully depreciated under the new estimated useful lives in the first quarter of fiscal year 2018.

RECLASSIFICATIONS

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we reclassified other expenses into general and administrative expenses. On the Condensed Consolidated Balance Sheets, we reclassified real estate deposits and tax, insurance, and other escrow into restricted cash. We also reclassified receivables arising from straight-lining of rents, accounts receivable, prepaid and other assets, notes receivable, intangible assets, property and equipment, goodwill, and deferred charges and leasing costs into other assets. Additionally, we reclassified other long-term liabilities previously included within construction debt and other to accounts payable and accrued expenses.

MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE

In August 2017, we sold 13 multifamily properties in exchange for cash and a note secured by a mortgage on the assets. The sale was recorded using the installment method, under which cash receipts are apportioned between cost recovered and the gain on sale. The $11.0 million note is presented net of approximately $626,000 of deferred gain in mortgage loans receivable on the Condensed Consolidated Balance Sheets. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the three months ended October 31, 2017, we received and recognized approximately $119,000 of interest income.

In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a suburb of Minneapolis. The investment will be funded in installments through the third quarter of fiscal year 2018. As of October 31, 2017, we had funded $6.1 million which appears in other assets on the Condensed Consolidated Balance Sheets. The note bears an interest rate of 6%, matures in July 2023, and provides us with an option to purchase the development prior to the loan maturity date.

VARIABLE INTEREST ENTITY

We have determined that our Operating Partnership and each of our less-than-wholly owned real estate partnerships are variable interest entities (“VIEs”), as the limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of the VIEs, and the partnerships are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs and have both the power to direct the activities of the

VIEs that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because our Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.

NOTE 3 • EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“Common Shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) under our 2015 Incentive Plan, which could have a dilutive effect on our earnings per share upon exercise of the RSUs. Other than the issuance of RSUs, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agremeent of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) for cash any time following the first anniversary of the date they acquired such Units (“Exchange Right”).  Upon the exercise of Exchange Rights, and in our sole discretion, we may issue Common Shares in exchange for Units on a one-for-one basis after a minimum holding period of one year. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2017 and 2016:

	(in thousands, except per share data)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
NUMERATOR
Income (loss) from continuing operations – controlling interests	$1,446	$2,426	$(10,317)	$(22,488)
Income from discontinued operations – controlling interests	11,375	9,174	11,874	12,445
Net income (loss) attributable to controlling interests	12,821	11,600	1,557	(10,043)
Dividends to preferred shareholders	(2,812)	(2,878)	(5,098)	(5,757)
Redemption of preferred shares	(3,649)	—	(3,649)	—
Numerator for basic earnings per share – net income available to common shareholders	6,360	8,722	(7,190)	(15,800)
Noncontrolling interests – Operating Partnership	773	1,174	(871)	(2,122)
Numerator for diluted earnings per share	$7,133	$9,896	$(8,061)	$(17,922)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	120,144	121,154	120,282	121,135
Effect of redeemable operating partnership units	14,623	16,264	14,912	16,276
Denominator for diluted earnings per share	134,767	137,418	135,194	137,411
Loss per common share from continuing operations – basic and diluted	$(0.05)	$—	$(0.16)	$(0.23)
Earnings per common share from discontinued operations – basic and diluted	0.10	0.07	0.10	0.10
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.05	$0.07	$(0.06)	$(0.13)

NOTE 4 • EQUITY

Equity Awards. There were no shares issued under our 2015 Incentive Award Plan during the second quarter of fiscal year 2018 and approximately 75,000 restricted Common Shares, with a total grant-date value of approximately $445,000, issued during the first quarter of fiscal year 2018. During the second quarter of fiscal year 2017, we issued approximately 120,792 restricted Common Shares, with a total grant-date value of $502,000, under our 2015 Incentive Award Plan, and we issued approximately 378,000 restricted Common Shares, with a total grant-date value of $1.4 million,during the first quarter of fiscal year 2017. These shares are issued for executive officer and trustee share-based compensation for future performance under our 2015 Incentive Award Plan.

Exchange Rights. Pursuant to the exercise of Exchange Rights, during the three months ended October 31, 2017, we redeemed approximately 39,622 Units for an aggregate cost of $246,524, at an average price per Unit of $6.22.  There were no Units redeemed during the three months ended October 31, 2016.  During the six months ended October 31, 2017, we redeemed approximately 999,529 Units for an aggregate cost of $6.0 million, at an average price per Unit of $5.98.  There were no Units redeemed during the six months ended October 31, 2016.

Share Repurchase Program. On December 7, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our Common Shares over a one-year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for an additional one-year period.  Under this program, we may repurchase the shares in open-market purchases including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with the requirements of the Securities and Exchange Commission. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time.  During the second quarter of fiscal year 2018, we repurchased and retired approximately 398,000 common shares for an aggregate cost of $2.3 million, including commissions, at an average price per share of $5.82.  As of October 31, 2017, $39.2 million remained available under the $50 million authorized share repurchase program.

Issuance of Series C Preferred Shares and Redemption of Series B Preferred Shares. In the quarter ended October 31, 2017, we issued 4,118,460 shares of our 6.625% Series C Cumulative Redeemable Preferred Shares and redeemed all 4,600,000 shares of our 7.95% Series B Cumulative Redeemable Preferred Shares.

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

The revenues and NOI for these reportable segments are summarized as follows for the three- and six-month periods ended October 31, 2017 and 2016, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2017	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$39,734	$11,449	$2,738	$—	$53,921
Real estate expenses	18,888	4,373	698	1,338	25,297
Net operating income (loss)	$20,846	$7,076	$2,040	$(1,338)	$28,624
Depreciation and amortization					(20,694)
General and administrative expenses					(3,118)
Interest expense					(9,666)
Loss on debt extinguishment					(334)
Interest and other income					256
Loss before gain on sale of real estate and other investments and income from discontinued operations					(4,932)
Gain on sale of real estate and other investments					5,324
Income from continuing operations					392
Income from discontinued operations					12,747
Net income					$13,139
(1)	Consists of offsite costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Three Months Ended October 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$36,187	$11,661	$2,761	$—	$50,609
Real estate expenses	15,566	4,151	730	1,126	21,573
Net operating income (loss)	$20,621	$7,510	$2,031	$(1,126)	29,036
Depreciation and amortization					(13,531)
General and administrative expenses					(3,522)
Interest expense					(10,626)
Interest and other income					93
Gain before loss on sale of real estate and other investments and income from discontinued operations					1,450
Loss on sale of real estate and other investments					(103)
Income from continuing operations					1,347
Income from discontinued operations					10,943
Net income					$12,290

	(in thousands)
Six Months Ended October 31, 2017	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$78,164	$22,827	$5,665	—	$106,656
Real estate expenses	36,353	8,658	1,491	3,045	49,547
Net operating income (loss)	$41,811	$14,169	$4,174	(3,045)	57,109
Depreciation and amortization					(49,621)
Impairment of real estate investments					(256)
General and administrative expenses					(7,120)
Interest expense					(18,961)
Loss on debt extinguishment					(533)
Interest and other income					487
Loss before gain on sale of real estate and other investments and income from discontinued operations					(18,895)
Gain on sale of real estate and other investments					5,448
Loss from continuing operations					(13,447)
Income from discontinued operations					13,307
Net loss					$(140)

(1)	Consists of offsite costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Six Months Ended October 31, 2016	Multifamily	Healthcare	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$71,229	$23,202	$5,789	$—	$100,220
Real estate expenses	30,445	8,343	1,456	2,963	43,207
Net operating income (loss)	$40,784	$14,859	$4,333	$(2,963)	57,013
Depreciation and amortization					(27,798)
Impairment of real estate investments					(54,153)
General and administrative expenses					(7,023)
Interest expense					(20,990)
Interest and other income					281
Loss before gain on sale of real estate and other investments					(52,670)
Gain on sale of real estate and other investments					8,855
Loss from continuing operations					(43,815)
Income from discontinued operations					15,511
Net loss					$(28,304)
(1)	Consists of offsite costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

Segment Assets and Accumulated Depreciation

Segment assets are summarized as follows as of October 31, 2017, and April 30, 2017, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2017	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,409,598	$321,863	$99,720	$1,831,181
Less accumulated depreciation	(269,976)	(91,948)	(22,478)	(384,402)
Total property owned	$1,139,622	$229,915	$77,242	$1,446,779
Cash and cash equivalents				42,464
Mortgage loans receivable				10,329
Receivables and other assets				36,239
Unimproved land				15,216
Total Assets				$1,551,027

	(in thousands)
As of April 30, 2017	Multifamily	Healthcare	All Other	Total
Segment assets
Property owned	$1,251,716	$323,148	$102,617	$1,677,481
Less accumulated depreciation	(232,183)	(86,139)	(22,095)	(340,417)
Total property owned	$1,019,533	$237,009	$80,522	$1,337,064
Assets held for sale and assets from discontinued operations				37,708
Cash and cash equivalents				28,819
Receivables and other assets				52,468
Unimproved land				18,455
Total Assets				$1,474,514

NOTE 6 • COMMITMENTS AND CONTINGENCIES

Litigation.  We are not a party to any legal proceedings which are expected to have a material effect on our liquidity, financial position, cash flows or results of operations. We are subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of our business, most of which are covered by liability insurance. Various claims of resident discrimination are also periodically brought, most of which are covered by insurance. While resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these claims and  legal proceedings will not have a material effect on our liquidity, financial position, cash flows or results of operations.

Environmental Matters.  Under various federal, state, and local laws, ordinances, and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around, or under the property. While we currently have no knowledge of any material violation of environmental laws, ordinances or regulations at any of our properties, there can be no assurance that areas of contamination will not be identified at any of our properties, or that changes in environmental laws, regulations or cleanup requirements would not result in material costs to us.

Restrictions on Taxable Dispositions.  Approximately 28 of our properties, consisting of approximately 472,000 square feet of our combined commercial properties and 3,438 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties, and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $323.7 million at October 31, 2017.  If we are unable to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code, we may be required to provide tax indemnification payments to the parties to these agreements. We do not believe that these restrictions materially affect the conduct of our business or decisions whether to dispose of these properties during the restriction periods.

Notes Receivable.  In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a suburb of Minneapolis. The investment will be funded in installments through the third quarter of fiscal year 2018. As of October 31, 2017, $10.1 million remained to be funded. See Note 2 for additional information.

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

We classified no new dispositions or properties held for sale as discontinued operations during the six months ended October 31, 2017, or during fiscal year 2017. During fiscal year 2016, we determined that our strategic decision to exit senior housing met the criteria for discontinued operations, and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Thirty-two of those senior housing properties were sold during the fiscal year ended April 30, 2017, and the remaining two senior housing properties were sold during the three months ended October 31, 2017.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and six months ended October 31, 2017 and 2016:

	(in thousands)
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
REVENUE
Real estate rentals	$683	$4,992	$1,473	$10,002
Tenant reimbursement	—	112	—	226
TRS senior housing revenue	—	916	—	1,789
TOTAL REVENUE	683	6,020	1,473	12,017
EXPENSES
Real estate taxes	—	(112)	—	—
Depreciation and amortization	—	—	—	16
TRS senior housing expenses	—	769	—	1,553
Other expenses	15	—	15	—
TOTAL EXPENSES	15	657	15	1,569
Operating income	668	5,363	1,458	10,448
Interest expense	(279)	(1,395)	(1,100)	(2,769)
Gain/loss on extinguishment of debt	(6)	(72)	(6)	(72)
Interest income	117	—	661	—
Other income	9	0	56	0
Income from discontinued operations before gain on sale	509	3,896	1,069	7,607
Gain on sale of discontinued operations	12,238	6,503	12,238	6,503
INCOME FROM DISCONTINUED OPERATIONS	$12,747	$10,399	$13,307	$14,110

The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

	(in thousands)
	October 31, 2017	April 30, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$—	$21,332
Receivable arising from straight-lining of rents	—	2,283
Goodwill	—	14
Total major classes of assets of the discontinued operations	—	23,629
Other assets included in the disposal group classified as held for sale	—	14,079
Total assets of the disposal group classified as held for sale on the balance sheet	$—	$37,708

Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$—	$52
Mortgages payable	—	16,226
Other	—	7,900
Total major classes of liabilities of the discontinued operations	—	24,178
Other liabilities included in the disposal group classified as held for sale	—	5,884
Total liabilities of the disposal group classified as held for sale on the balance sheet	$—	$30,062

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE, AND DISPOSITIONS

PROPERTY ACQUISITIONS

We added $153.8 million of new real estate property to our portfolio through property acquisitions during the six months ended October 31, 2017, compared to $0 in the six months ended October 31, 2016. Our acquisitions during the six months ended October 31, 2017 are detailed below.

Six Months Ended October 31, 2017

		(in thousands)
		Total	Form of Consideration	Investment Allocation
	Date	Acquisition				Intangible
Acquisitions	Acquired	Cost	Cash	Land	Building	Assets

Multifamily
191 unit - Oxbo - St. Paul, MN(1)	May 26, 2017	$61,500	$61,500	$5,809	$54,910	$781
500 unit - Park Place - Plymouth, MN	September 13, 2017	92,250	92,250	10,609	80,711	930

Total Property Acquisitions		$153,750	$153,750	$16,418	$135,621	$1,711
(1)	Property includes 11,477 sq ft of retail space.

DEVELOPMENT PROJECTS PLACED IN SERVICE

The Operating Partnership placed $0 and $72.3 million of development projects in service during the six months ended October 31, 2017 and 2016, respectively, as detailed below.

Six Months Ended October 31, 2016

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost

Multifamily
241 unit - 71 France - Edina, MN(1)	May 1, 2016	$4,721	$67,555	$72,276

Total Development Projects Placed in Service		$4,721	$67,555	$72,276
(1)

Costs paid in fiscal years 2015 and 2016 totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.4 million, for a total project cost at October 31, 2016 of $72.3 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

PROPERTY DISPOSITIONS

During the three months ended October 31, 2017, we sold 13 multifamily properties, three healthcare properties, one industrial property, and one parcel of unimproved land, for a total sales price of $63.4 million. During the three months ended October 31, 2016, we sold eight healthcare properties along with the adjacent unimproved land, for a total sales price of $43.9 million. The following table details our dispositions for the six months ended October 31, 2017 and 2016:

Six Months Ended October 31, 2017

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)

Multifamily
327 unit - 13 Multifamily properties - Minot, ND(1)	August 22, 2017	$12,263	$11,562	$701	(2)

Healthcare
17,640 sq ft 1440 Duckwood Medical - Eagan, MN	August 24, 2017	2,100	1,886	214
279,834 sq ft Edgewood Vista Hermantown I & II - Hermantown, MN	October 19, 2017	36,884	24,646	12,238
		38,984	26,532	12,452

Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	May 15, 2017	3,440	3,332	108
90,260 sq ft Lexington Commerce Center - Eagan, MN	August 22, 2017	9,000	3,963	5,037
		12,440	7,295	5,145

Unimproved Land
Bismarck 4916 Unimproved Land - Bismarck, ND	August 8, 2017	3,175	3,188	(13)

Total Property Dispositions		$66,862	$48,577	$18,285
(1)

These properties include: 4th Street 4 Plex, 11th Street 3 Plex, Apartments on Main, Brooklyn Heights, Colton Heights, Fairmont, First Avenue (Apartments and Office), Pines, Southview, Summit Park, Temple (includes 17 South Main Retail), Terrace Heights and Westridge.

(2)	Approximately $626,000 of the gain on sale was deferred. See Note 2 for additional information on the related mortgage note receivable.

Six Months Ended October 31, 2016

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)
Healthcare
189,244 sq ft 8 Idaho Spring Creek Senior Housing Properties(1)	October 31, 2016	$43,900	$37,397	$6,503

Other
195,075 sq ft Stone Container - Fargo, ND	July 25, 2016	13,400	4,418	8,982

Unimproved Land
Georgetown Square Unimproved Land - Grand Chute, WI	May 6, 2016	250	274	(24)

Total Property Dispositions		$57,550	$42,089	$15,461
(1)

These properties include: Spring Creek American Falls, Spring Creek Boise, Spring Creek Eagle, Spring Creek Fruitland, Spring Creek Fruitland Unimproved, Spring Creek Meridian, Spring Creek Overland, Spring Creek Soda Springs and Spring Creek Ustick.

NOTE 9 • DEBT

Most of the properties we own serve as collateral for separate mortgage loans on single properties or groups of properties. The majority of these mortgages payable are non-recourse to us, other than for standard carve-out obligations such as fraud, waste, failure to insure, environmental conditions and failure to pay real estate taxes. Interest rates on mortgages payable range from 3.47% to 6.66%, and the mortgages have varying maturity dates from the current fiscal year through July 1, 2036. As of October 31, 2017, we believe there are no material defaults or material compliance issues in regard to any mortgages payable.

Of the mortgages payable, including mortgages on properties held for sale, the balances of fixed rate mortgages totaled $593.9 million at October 31, 2017, and $629.5 million at April 30, 2017. The balances of variable rate mortgages totalled $65.1 million at October 31, 2017 and $57.7 million at April 30, 2017. Most of the fixed rate mortgages have substantial pre-payment penalties. As of October 31, 2017, the weighted average rate of interest on our mortgage debt was 4.67%, compared to 4.71% on April 30, 2017.

The aggregate amount of required future principal payments on mortgages payable as of October 31, 2017, is as follows:

(in thousands)
Mortgage Loans
on Properties
Held for
Year Ended April 30,	Investment
2018	$21,398
2019	100,313
2020	92,258
2021	128,352
2022	86,812
Thereafter	229,832
Total payments	$658,965

In addition to the individual mortgage loans comprising our $659.0 million of mortgage indebtedness, we also had a revolving, multi-bank line of credit with the Bank of Montreal as administrative agent, which had, as of October 31, 2017, lending commitments of $300.0 million (the “BMO Line of Credit”). This line of credit is not included in our mortgage indebtedness total. As of October 31, 2017, the line had a credit limit of $300.0 million, of which $247.5 million was drawn on the line. As of October 31, 2017, we believe that we and our Operating Partnership were in compliance with the covenants contained in the BMO Line of Credit.

Construction debt was $21.6 million and $41.7 million at October 31, 2017 and April 30, 2017, respectively. As of October 31, 2017, the weighted average rate of interest on our construction debt was 3.58%, compared to 3.27% as of April 30, 2017. Construction debt at October 31, 2017, consisted of one loan related to our recently completed Monticello, MN property, with required interest-only payments and a maturity date of May 4, 2018.

NOTE 10 • FAIR VALUE MEASUREMENTS

Cash and cash equivalents, certificates of deposit, accounts payable, accrued expenses and other liabilities and security deposits are carried at amounts that reasonably approximate their fair value due to their short-term nature.  For variable rate loans that re-price frequently, fair values are based on carrying values. In addition, the carrying amount of our BMO Line of Credit approximates fair value because the variable rate debt re-prices frequently.  The fair values of our financial instruments approximate their carrying amount in the consolidated financial statements except for debt.

In determining the fair value of other financial instruments, we apply Financial Accounting Standard Board ASC 820, Fair Value Measurement and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may be different than the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis

We had no assets or liabilities recorded at fair value on a recurring basis at October 31, 2017 and April 30, 2017.

Fair Value Measurements on a Nonrecurring Basis

There were no non-financial assets mearsured at fair value on a nonrecurring basis at October 31, 2017.  Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2017, consisted of real estate held for sale and real estate investments that were written-down to estimated fair value during fiscal year 2018 and 2017. See Note 2 for additional information on impairment losses recognized during fiscal years 2018 and 2017. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
April 30, 2017
Real estate investments	$506	$—	$—	$506
Real estate held for sale(1)	$10,891	$—	$—	$10,891
(1)	Represents only the portion of real estate held for sale that was written-down to estimated fair value.

As of April 30, 2017, we estimated the fair value of our real estate investments using market comparisons and a broker opinion of value, and we estimated the fair value of our real estate held for sale using an income approach (including management estimates and cash flow calculations), projected net operating income, and an estimated capitalization rate. The significant unobservable quantitative input used in determining the fair value was a capitalization rate of 7.0% based on the location, type and nature of the real estate held for sale, and current and anticipated market conditions.

Financial Assets and Liabilities Not Measured at Fair Value

The fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using relevant treasury interest rates plus credit spreads (Level 2). For mortgages payable, the fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).

The estimated fair values of our financial instruments as of October 31, 2017, and April 30, 2017, are as follows:

	(in thousands)
	October 31, 2017		April 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$42,464	$42,464	$28,819	$28,819
FINANCIAL LIABILITIES
Other debt, including other debt related to assets held for sale	21,561	21,561	49,637	49,637
Lines of credit	247,500	247,500	57,050	57,050
Mortgages payable	658,965	667,646	665,440	680,941
Mortgages payable related to assets held for sale	—	—	21,803	21,861

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

(in thousands)
Balance at April 30, 2017	$7,181
Net income	(369)
Balance at October 31, 2017	$6,812

NOTE 12 • SHARE-BASED COMPENSATION

Share-based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted and restricted common shares, and RSUs up to an aggregate of 4,250,000 shares, over the ten-year period in which the plan will be in effect. Under the 2015 Incentive Plan, our officers and non-officer employees may earn share awards under a revised long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. Such awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.

Fiscal Year 2018 Executive LTIP Awards

Awards granted on May 1, 2017, consist of 16,447 time-based restricted shares that vest as to one-third of the shares on each of May 1, 2018, May 1, 2019, and May 1, 2020. We recognize compensation expense associated with the time-based restricted share awards ratably over the requisite service periods.

Awards granted on June 21, 2017, consist of time-based RSU awards, performance RSU awards based on leverage ratio, and performance RSU awards based on total shareholder return (“TSR”), each for 57,693 shares.  All of these awards are classified as equity awards. The time-based RSUs vest as to one-third of the shares on each of June 21, 2018, May 1, 2019, and May 1, 2020. The maximum number of leverage ratio RSUs eligible to be earned is 115,386 RSUs.

The TSR performance RSU awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 115,386 RSUs. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the performance RSU awards were an expected volatility of 27.3%, a risk-free interest rate of 1.48% and an expected life of 2.86 years. The share price at the grant date, June 21, 2017, was $6.15.

Total Compensation Expense

Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was approximately $751,000 and $865,000 for the six months ended October 31, 2017 and 2016.

NOTE 13 • RELATED PARTY TRANSACTIONS

Transactions with BMO Capital Markets

We have a historical and ongoing relationship with BMO Capital Markets (“BMO”). On July 17, 2017, we engaged BMO to provide financial advisory services in connection with our consideration of the disposition of non-core properties. A family member of Mark O. Decker, Jr., our President and Chief Executive Officer, is an employee of BMO and could have an indirect material interest in any such engagement and related transaction(s). The Board pre-approved this engagement of BMO.

NOTE 14 • SUBSEQUENT EVENTS

Completed Acquisition.  On November 28, 2017, we purchased a 274-unit multifamily property in Denver, CO for $90.6  million.

Completed Dispositions.  On November 22, 2017, we sold an industrial property in Urbandale, IA for $16.7 million. On November 28, 2017, we sold an industrial property in Roseville, MN for $18.7 million. On December 1, 2017, we sold two multifamily properties with a total of 64 units in Rochester, MN for $6.7 million.

Pending Disposition. On November 30, 2017, we entered into a purchase and sales agreement to sell 28 medical office buildings and one office property for a total purchase price of $417.5 million. This sale is currently pending and is expected to close in the third quarter of our fiscal year. It was not classified as held for sale at October 31, 2017.

Financing Activity. On November 28, 2017, we amended our BMO Line of Credit to provide for a new term loan of up to $70 million and to permit us to execute one or more hedge instruments to hedge the risk of an increase in interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the fiscal year ended April 30, 2017, which are included in our Form 10-K filed with the SEC on June 28, 2017 and the risk factors in Item 1A. “Risk Factors,” of our Form 10-K for the year ended April 30, 2017.

We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to be materially different from the results of operations, financial conditions or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.

The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	economic conditions in the markets where we own properties or markets in which we may invest in the future;
•

rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew tenants or obtain new tenants upon expiration of existing leases, changes in tax and housing laws, or other factors;

•

adverse changes in real estate markets, including the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our ability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner, and our ability to reinvest sales proceeds successfully;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;
•	inability to complete lease-up of our projects on schedule and on budget;
•	inability to sell our non-core properties on terms that are acceptable;
•	lack of redeployment of proceeds from sales of properties, which could necessitate special dividend paments;
•	the need to fund tenant improvements or other capital expenditures out of cash flow;
•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;
•	level and volatility of interest or capitalization rates or capital market conditions;
•	changes in operating costs, including real estate taxes, utilities and insurance costs;
•	the availability and cost of casualty insurance for losses;
•	significant decline in the market value of real estate serving as collateral for mortgage obligations;
•

our ability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, the ability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;

•	inability to attract and retain qualified personnel;
•	cyber liability or potential liability for breaches of our privacy or information security systems;
•	the effect of compliance with environmental laws and regulations; and
•	other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.

New factors may also arise from time to time that could have a material adverse effect on our business and results of operations.  Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances or changes in expectations after the date on which this Report is filed.  Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for fiscal year ended April 30, 2017.

Executive Summary

We own, manage, acquire, redevelop, and develop multifamily apartment communities.  We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents.  As of October 31, 2017, we owned interests in 89 multifamily properties consisting of 13,576 apartment homes and 40 commercial properties, including 28 healthcare and 12 other commercial properties, with a total of 2.5 million square feet of leasable space.

Overview of the Three Months Ended October 31, 2017

For the three months ended October 31, 2017, we generated revenues of $53.9 million, compared to $50.6 million for the three months ended October 31, 2016.  Expenses increased to $49.1 million for the three months ended October 31, 2017, compared to $38.6 million for the three months ended October 31, 2016. The drivers of these changes are discussed in the “Results of Operations” below.

Summarized below are significant transactions that occurred during the second quarter of our fiscal year 2018:

•	Acquired a 500-unit multifamily property in Plymouth, MN, for a purchase price of $92.3 million.
•

Disposed of 13 multifamily properties in Minot, ND with 327 units for a sales price of $12.3 million, two healthcare properties in Hermantown, MN totaling 279,834 square feet with sales prices totaling $36.9 million, a 17,640-square foot healthcare property in Eagan, MN for a sales price of $2.1 million, a 90,260-square foot industrial property in Eagan, MN for a sales price of $9.0 million, and a parcel of unimproved land in Bismarck, ND for a sales price of $3.2 million.

•	Issued approximately $103 million of 6.625% Series C Cumulative Redeemable Preferred Shares and redemption of the outstanding $115 million of 7.95% Series B Cumulative Redeemable Preferred Shares.
•	Increased our BMO Line of Credit to provide for an additional incremental credit of $50 million.

Subsequent to quarter-end, we engaged in the following transactions:

•	amended our BMO Line of Credit to provide for a new term loan of up to $70 million and the ability to enter into one or more hedge instruments to hedge the risk of an increase in interest rates;
•	entered the Denver, CO market by acquiring a 274-unit apartment community called Dylan Apartments for $90.6 million; and
•

entered into a purchase and sales agreement to sell 28 medical office buildings and one office property for a total purchase price of $417.5 million.  Closing of this potential sale is not guaranteed and is subject to, among other items, the satisfactory completion of due diligence and financing by the buyer. See Note 14 of the Notes to the Condensed Consolidated Financial Statements in this Report for additional information.

Same-Store and Non-Same-Store Properties

Throughout this Report, we have provided certain information on a same-store and non-same-store properties basis. Information provided on a same-store properties basis includes the results of properties that we have owned and operated for the entirety of both periods being compared except for properties for which significant redevelopment or expansion occurred during either of the periods being compared and properties sold or classified as held for sale, and which, in the case of development or re-development properties, have achieved a target level of occupancy of 90% for multifamily properties and 85% for healthcare and other properties.

For comparison of the three and six months ended October 31, 2017 and 2016, 35 properties were non-same-store, of which 14 were held for investment and 21 were sold properties. Of the 14 non-same-store properties held for investment, nine were in-service development properties and one was a redevelopment.

RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three and Six Months Ended October 31, 2017 and 2016

The discussion that follows is based on our consolidated results of operations for the three and six months ended October 31, 2017 and 2016.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	October 31,		2017 vs. 2016		October 31,		2017 vs. 2016
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Real estate rentals	$48,702	$45,859	$2,843	6.2%	$96,349	$90,844	$5,505	6.1%
Tenant reimbursement	5,219	4,750	469	9.9%	10,307	9,376	931	9.9%
TOTAL REVENUE	53,921	50,609	3,312	6.5%	106,656	100,220	6,436	6.4%
Property operating expenses, excluding real estate taxes	18,741	15,814	2,927	18.5%	36,377	31,871	4,506	14.1%
Real estate taxes	6,556	5,759	797	13.8%	13,170	11,336	1,834	16.2%
Depreciation and amortization	20,694	13,531	7,163	52.9%	49,621	27,798	21,823	78.5%
Impairment of real estate investments	—	—	—	n/a %	256	54,153	(53,897)	(99.5)%
General and administrative expenses	3,118	3,522	(404)	(11.5)%	7,120	7,023	97	1.4%
TOTAL EXPENSES	49,109	38,626	10,483	27.1%	106,544	132,181	(25,637)	(19.4)%
Operating income (loss )	4,812	11,983	(7,171)	(59.8)%	112	(31,961)	32,073	(100.4)%
Interest expense	(9,666)	(10,626)	960	(9.0)%	(18,961)	(20,990)	2,029	(9.7)%
Loss on extinguishment of debt	(334)	—	(334)	n/a	(533)	—	(533)	n/a
Interest income	199	56	143	255.4%	220	84	136	161.9%
Other income	57	37	20	54.1%	267	197	70	35.5%
(Loss) income before gain (loss) on sale of real estate and other investments and income from discontinued operations	(4,932)	1,450	(6,382)	(440.1)%	(18,895)	(52,670)	33,775	(64.1)%
Gain (loss) on sale of real estate and other investments	5,324	(103)	5,427	(5,268.9)%	5,448	8,855	(3,407)	(38.5)%
Income (loss) from continuing operations	392	1,347	(955)	(70.9)%	(13,447)	(43,815)	30,368	(69.3)%
Income from discontinued operations	12,747	10,943	1,804	16.5%	13,307	15,511	(2,204)	(14.2)%
NET INCOME (LOSS)	13,139	12,290	849	6.9%	(140)	(28,304)	28,164	(99.5)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(773)	(1,174)	401	(34.2)%	871	2,122	(1,251)	(59.0)%
Net loss attributable to noncontrolling interests – consolidated real estate entities	455	484	(29)	(6.0)%	826	16,139	(15,313)	(94.9)%
Net income (loss) attributable to controlling interests	12,821	11,600	1,221	10.5%	1,557	(10,043)	11,600	(115.5)%
Dividends to preferred shareholders	(2,812)	(2,878)	66	(2.3)%	(5,098)	(5,757)	659	(11.4)%
Redemption of Preferred Shares	(3,649)	—	(3,649)	n/a	(3,649)	—	(3,649)	n/a
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$6,360	$8,722	$ (2,362)	(27.1)%	$(7,190)	$(15,800)	$8,610	(54.5)%

Revenues.  Revenues for the three months ended October 31, 2017, were $53.9 million compared to $50.6 million in the three months ended October 31, 2016, an increase of $3.3 million or 6.5%. The increase in revenue for the three months ended October 31, 2017, resulted primarily from properties acquired and development projects placed in service in fiscal year 2017 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Three Months Ended October 31, 2017
Increase in revenue primarily from properties acquired in fiscal year 2018	$1,585
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2017 or earlier	1,787
Increase in revenue from same-store properties(1)	1,452
Decrease in revenue from properties sold in fiscal years 2018 and 2017	(1,512)
Net increase in total revenue	$3,312
(1)	See analysis of NOI by segment below for additional information.

Revenues for the six months ended October 31, 2017, were $106.7 million compared to $100.2 million in the six months ended October 31, 2016, an increase of $6.4 million or 6.4%. The increase in revenue for the three months ended October 31, 2017, resulted primarily from properties acquired and development projects placed in service in fiscal year 2017 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue Six Months Ended October 31, 2017
Increase in revenue primarily from development project placed in service in fiscal year 2018	$1,942
Increase in revenue primarily from properties acquired and development projects placed in service in fiscal year 2017 or earlier	4,236
Increase in revenue from same-store properties(1)	2,869
Decrease in revenue from properties sold in fiscal years 2018 and 2017	(2,611)
Net increase in total revenue	$6,436

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 18.5% to $18.7 million in three months ended October 31, 2017, compared to $15.8 million in the same period of the prior fiscal year.  An increase of approximately $821,000 was attributable to non-same-store properties while expenses at same-store properties increased by $2.1 million.  The increase at same-store properties was primarily attributable to the previously disclosed change in our capitalization policies and additional costs related to increasing occupancy.

Property operating expenses, excluding real estate taxes, increased by 14.1% to $36.4 million for the six months ended October 31, 2017, compared to $31.9 million in the same period of the prior fiscal year.  Of this increase, approximately $1.3 million was attributable to non-same-store properties and $3.2 million was attributable to same-store properties. The increase at same-store properties was primarily attributable to the previously disclosed change in our capitalization policies and additional costs related to increasing occupancy.

Real Estate Taxes.  Real estate taxes increased by 13.8% to $6.6 million in the three months ended October 31, 2017, compared to $5.8 million in the same period of the prior fiscal year.  An increase of approximately $307,000 was attributable to non-same store properties while same-store properties increased by $490,000, primarily due to stabilizing developments and an increase in levy rates in select markets.

Real estate taxes increased by 16.2% to $13.2 million for the six months ended October 31, 2017, compared to $11.3 million in the same period of the prior fiscal year.  An increase of $604,000 was attributable to non-same-store properties, while same-store properties realized an increase of $1.2 million, primarily due to stabilizing developments and an increase in levy rates in select markets.

Depreciation and Amortization. Depreciation and amortization increased by 52.9% to $20.7 million in the three months ended October 31, 2017, compared to $13.5 million in the same period of the prior fiscal year. This increase was primarily due to a change in the estimated useful lives of our assets.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Depreciation and amortization related to real estate investments increased by 78.5% to $49.6 million in the six months ended October 31, 2017, compared to $27.8 million in the same period of the prior fiscal year. This increase was primarily due to a change in the estimated useful lives of our assets. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Impairment of Real Estate Investments.  We recognized no impairment in the three months ended October 31, 2017 and 2016. We recognized approximately $256,000 and $54.2 million of impairment during the six months ended October 31, 2017 and 2016, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

General and Administrative Expenses.  General and administrative expenses decreased by 11.5% to $3.1 million in the three months ended October 31, 2017, compared to $3.5 million in the same period of the prior fiscal year, primarily due to decreased salary and benefit costs. General and administrative expenses increased by 1.4% to $7.1 million in the six months ended October 31, 2017, compared to $7.0 million in the same period of the prior fiscal year.

Interest Expense.  Interest expense decreased by 9.0% to $9.7 million in the three months ended October 31, 2017, compared to $10.6 million in the same period of the prior fiscal year. Interest expense decreased by 9.7% to $19.0 million in the six months ended October 31, 2017, compared to $21.0 million in the same period of the prior fiscal year. The decrease for both periods was due to a reduction in the average balance of our outstanding indebtedness.

Gain (Loss) on Sale of Real Estate and Other Investments. We recorded in continuing operations a net gain of $5.3 million in the three months ended October 31, 2017, compared to a net loss of approximately $(103,000) in the same period of the prior fiscal year. We recorded in continuing operations a net gain of approximately $5.4 million in the six months ended October 31, 2017, compared to $8.9 million in the same period of the prior fiscal year. Properties sold in the three and six months ended October 31, 2017 and 2016 are detailed below in the section captioned “Property Acquisitions and Dispositions.”

Income from Discontinued Operations.  We recorded income from discontinued operations of $12.7 million and $10.9 million, respectively, in the three months ended October 31, 2017 and 2016, and $13.3 million and $15.5 million in the six months ended October 31, 2017 and 2016, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.

Occupancy

Occupancy as of October 31, 2017 compared to October 31, 2016 increased in our multifamily segment and decreased slightly in our healthcare segment on a same-store basis. Occupancy represents the actual number of units or square footage leased divided by the total number of units or square footage at the end of the period.

Occupancy Levels on a Same-Store Property and All Property Basis:

	Same-Store Properties		All Properties
	As of October 31,		As of October 31,
Segments	2017	2016	2017	2016
Multifamily	95.2%	92.4%	94.8%	91.2%
Healthcare	92.5%	92.6%	92.6%	88.9%

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

The following tables show real estate revenues, real estate operating expenses, and NOI by reportable operating segment for the three and six months ended October 31, 2017 and 2016.  For a reconciliation of NOI of reportable segments to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.

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

All Segments

The following table of selected operating data reconciles NOI to net income and provides the basis for our discussion of NOI by segment in the three and six months ended October 31, 2017 and 2016.

All Segments

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
All Segments

Real estate revenue
Same-store	$45,121	$43,669	$1,452	3.3%	$89,795	$86,926	$2,869	3.3%
Non-same-store	8,800	6,940	1,860	26.8%	16,861	13,294	3,567	26.8%
Total	$53,921	$50,609	$3,312	6.5%	$106,656	$100,220	$6,436	6.4%

Real estate expenses
Same-store	$21,415	$18,818	$2,597	13.8%	$42,226	$37,838	$4,388	11.6%
Non-same-store	3,882	2,755	1,127	40.9%	7,321	5,369	1,952	36.4%
Total	$25,297	$21,573	$3,724	17.3%	$49,547	$43,207	$6,340	14.7%

Net operating income
Same-store	$23,706	$24,851	$(1,145)	(4.6)%	$47,569	$49,088	$(1,519)	(3.1)%
Non-same-store	4,918	4,185	733	17.5%	9,540	7,925	1,615	20.4%
Total	$28,624	$29,036	$(412)	(1.4)%	$57,109	$57,013	$96	0.2%
Depreciation/amortization	(20,694)	(13,531)			(49,621)	(27,798)
Impairment of real estate investments	—	—			(256)	(54,153)
General and administrative expenses	(3,118)	(3,522)			(7,120)	(7,023)
Interest expense	(9,666)	(10,626)			(18,961)	(20,990)
Loss on debt extinguishment	(334)	—			(533)	—
Interest and other income	256	93			487	281
(Loss) income before gain on sale of real estate and other investments and income from discontinued operations	(4,932)	1,450			(18,895)	(52,670)
Gain (loss) on sale of real estate and other investments	5,324	(103)			5,448	8,855
Income (loss) from continuing operations	392	1,347			(13,447)	(43,815)
Income from discontinued operations	12,747	10,943			13,307	15,511
Net income (loss)	$13,139	$12,290			$(140)	$(28,304)

An analysis of NOI by segment follows.

Multifamily

Real estate revenue from same-store properties in our multifamily segment increased by 3.8% or $1.2 million in the three months ended October 31, 2017, compared to the same period in the prior fiscal year.  The increase was primarily attributable to a 2.0% increase in average rental rates and a 1.7% increase in occupancy.

Real estate revenue from same-store properties in our multifamily segment increased by 3.8% or $2.4 million in the six months ended October 31, 2017, compared to the same period in the prior fiscal year.  The increase was primarily attributable to a 2.3% increase in average rental rates and a 1.5% increase in occupancy.

Real estate expenses at same-store properties in our multifamily segment increased by 16.0% or $2.1 million in the three months ended October 31, 2017, compared to the same period in the prior fiscal year.  The increase was primarily attributable to the previously disclosed change in our capitalization policies, additional costs related to increasing occupancy, an increase in real estate taxes due to stabilizing developments, and higher levy rates in select markets.

Real estate expenses at same-store properties in our multifamily segment increased by 15.0% or $3.9 million in the six months ended October 31, 2017, compared to the same period in the prior fiscal year.  The increase was primarily attributable to the previously disclosed change in our capitalization policies, additional costs related to increasing occupancy, an increase in real estate taxes due to stabilizing developments, and higher levy rates in select markets.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Multifamily

Real estate revenue
Same-store	$32,304	$31,134	$1,170	3.8%	$64,241	$61,886	$2,355	3.8%
Non-same-store	7,430	5,053	2,377	47.0%	13,923	9,343	4,580	49.0%
Total	$39,734	$36,187	$3,547	9.8%	$78,164	$71,229	$6,935	9.7%

Real estate expenses(1)
Same-store	$15,576	$13,429	$2,147	16.0%	$30,303	$26,360	$3,943	15.0%
Non-same-store	3,312	2,137	1,175	55.0%	6,050	4,085	1,965	48.1%
Total	$18,888	$15,566	$3,322	21.3%	$36,353	$30,445	$5,908	19.4%

Net operating income
Same-store	$16,728	$17,705	$(977)	(5.5)%	$33,938	$35,526	$(1,588)	(4.5)%
Non-same-store	4,118	2,916	1,202	41.2%	7,873	5,258	2,615	49.7%
Total	$20,846	$20,621	$225	1.1%	$41,811	$40,784	$1,027	2.5%

Occupancy	2017	2016
Same-store	95.2%	92.4%
Non-same-store	92.4%	83.6%
Total	94.8%	91.2%

Number of Units	2017	2016
Same-store	11,384	11,386
Non-same-store	2,192	1,716
Total	13,576	13,102
(1)

Excludes offsite costs associated with property management and casualty-related amounts. Property management costs decreased by approximately $24,000 and increased by approximately $85,000, respectively, for the three and six months ended October 31, 2017 as compared to the same period of the prior year. Casualty-related costs increased by approximately $312,000 and $180,000, respectively, for the three and six months ended October 31, 2017 as compared to the same period of the prior year.

Healthcare

Real estate revenue from same-store properties in our healthcare segment increased by 2.3% or $245,000 in the three months ended October 31, 2017, compared to the same period in the prior fiscal year, while real estate expenses increased by 7.9% or $302,000.

Real estate revenue from same-store properties in our healthcare segment increased by 2.1% or $452,000 in the six months ended October 31, 2017, compared to the same period in the prior fiscal year, while real estate expenses increased by 6.6% or $503,000.

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Healthcare

Real estate revenue
Same-store	$10,810	$10,565	$245	2.3%	$21,506	$21,054	$452	2.1%
Non-same-store	639	1,096	(457)	(41.7)%	1,321	2,148	(827)	(38.5)%
Total	$11,449	$11,661	$(212)	(1.8)%	$22,827	$23,202	$(375)	(1.6)%

Real estate expenses(1)
Same-store	$4,118	$3,816	$302	7.9%	$8,168	$7,665	$503	6.6%
Non-same-store	255	335	(80)	(23.9)%	490	678	(188)	(27.7)%
Total	$4,373	$4,151	$222	5.3%	$8,658	$8,343	$315	3.8%

Net operating income
Same-store	$6,692	$6,749	$(57)	(0.8)%	$13,338	$13,389	$(51)	(0.4)%
Non-same-store	384	761	(377)	(49.5)%	831	1,470	(639)	(43.5)%
Total	$7,076	$7,510	$(434)	(5.8)%	$14,169	$14,859	$(690)	(4.6)%

Occupancy	2017	2016
Same-store	92.5%	92.6%
Non-same-store	95.9%	70.7%
Total	92.6%	88.9%

Rentable Square Footage	2017	2016
Same-store	1,252,368	1,252,368
Non-same-store	57,636	249,340
Total	1,310,004	1,501,708
(1)

Excludes offsite costs associated with property management, which decreased by approximately $67,000 and $160,000, respectively, for the three and six months ended October 31, 2017 as compared to the same period of the prior year.

Analysis of Commercial Credit Risk and Leases

Credit Risk

The following table lists our top ten commercial tenants on October 31, 2017, for all commercial properties owned by us, including healthcare, other commercial properties and those held for sale, measured by percentage of total commercial minimum rents as of October 1, 2017. Our results of operations are dependent on, among other factors, the economic health of our tenants. We attempt to mitigate tenant credit risk by working to secure creditworthy tenants that meet our underwriting criteria and monitoring our portfolio to identify potential problem tenants. We believe that our credit risk is also mitigated by the fact that no individual tenant accounts for more than 2.2% of our total real estate rentals and 11.6% of our total commercial minimum rents.

As of October 31, 2017, 11 of our 40 commercial properties held for investment were leased under triple net leases under which the tenant pays a monthly lump sum base rent as well as all costs associated with the property, including property taxes, insurance, replacement, repair or restoration, in addition to maintenance. The failure by any of our triple net tenants to effectively conduct their operations or to maintain and improve our properties in accordance with the terms of their respective triple net leases could adversely affect their business reputations and ability to attract and retain residents and customers to our properties, which could have an indirect adverse effect on us.

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

% of Total Commercial
Minimum Rents
Lessee	as of October 2017
Fairview Health Services	11.6%
St. Luke's Hospital of Duluth, Inc.	9.0%
PrairieCare Medical LLC	7.9%
Quality Manufacturing Corp	3.5%
Children's Hospitals & Clinics	2.8%
Allina Health	2.8%
Noran Neurological Clinic	2.5%
Amerada Hess	2.4%
Obstetrics and Gynecology Associates, P.A.	2.3%
The Tire Rack	1.9%
All Others	53.3%
Total Monthly Commercial Rent as of October 2017	100.0%

Healthcare Leasing Activity

The total leasing activity for our same-store healthcare properties, expressed in square feet of leases signed during the period, and the resulting occupancy levels, are as follows:

Three Months Ended October 31, 2017 and 2016

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	—	4,891	3,443	16,952	3,443	21,843	92.5%	92.6%

Six Months Ended October 31, 2017 and 2016

					Total
	Square Feet of		Square Feet of		Square Feet of
	New Leases(1)		Leases Renewed(1)		Leases Executed(1)		Occupancy
Segment	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	—	17,031	43,348	37,036	43,348	54,067	92.5%	92.6%

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

Healthcare New Leases

The following table sets forth the average effective rents and the estimated costs of tenant improvements and leasing commissions, on a per square foot basis, that we are obligated to fulfill under the new leases signed for our same-store healthcare properties:

Three Months Ended October 31, 2017 and 2016

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	—	4,891	n/a	2.0	n/a	$22.66	n/a	$—	n/a	—

Six Months Ended October 31, 2017 and 2016

							Estimated Tenant		Leasing
	Square Feet of		Average Term		Average		Improvement Cost		Commissions per
	New Leases(1)		in Years		Effective Rent(2)		per Square Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	—	17,031	n/a	8.5	n/a	20.98	n/a	39.31	n/a	6.24

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

Healthcare Lease Renewals

The following table summarizes our lease renewal activity within our same-store healthcare segment (square feet data in thousands):

Three Months Ended October 31, 2017 and 2016

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	3,443	16,952	95.7%	86.3%	3.0	2.4	(1.1)%	5.9%	$—	$—	$—	$0.54

Six Months Ended October 31, 2017 and 2016

									Estimated
							Weighted Average		Tenant Improvement		Leasing
	Square Feet of		Percent of Expiring		Average Term		Growth (Decline)		Cost per Square		Commissions per
	Leases Renewed(1)		Leases Renewed(2)		in Years		in Effective Rents(3)		Foot(1)		Square Foot(1)
Segment	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Healthcare	43,348	37,036	82.7%	94.5%	6.0	3.0	3.0%	5.2%	$14.26	$2.23	$5.05	$1.61

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

Healthcare Lease Expirations

Our ability to maintain and improve occupancy rates and base rents primarily depends upon our continuing ability to re-lease expiring space. The following table reflects the in-service portfolio lease expiration schedule of our consolidated healthcare properties, including square footage and annualized base rent for expiring leases, as of October 31, 2017.

					Percentage of Total
			Percentage of Total	Annualized Base	Healthcare
Fiscal Year of Lease		Square Footage of	Healthcare Segment	Rent of Expiring	Segment
Expiration	# of Leases	Expiring Leases(3)	Leased Square Footage	Leases at Expiration(2)	Annualized Base Rent
2018(1)	13	39,641	3.3%	$595,183	2.2%
2019	16	57,741	4.8%	1,296,216	4.9%
2020	17	95,323	7.9%	1,975,482	7.4%
2021	21	97,216	8.0%	2,108,624	7.9%
2022	17	76,774	6.3%	1,419,568	5.3%
2023	16	84,853	7.0%	1,690,858	6.4%
2024	28	174,936	14.4%	4,122,278	15.5%
2025	6	77,579	6.4%	1,708,922	6.4%
2026	9	103,178	8.5%	1,806,075	6.8%
2027	12	157,842	13.0%	3,512,951	13.2%
Thereafter	19	247,195	20.4%	6,382,272	24.0%
Totals	174	1,212,278	100.0%	$26,618,429	100.0%
(1)	Includes month-to-month leases. As of October 31, 2017, month-to-month leases accounted for 14,282 square feet.
(2)	Assuming that none of the tenants exercise renewal or termination options, and including leases renewed prior to expiration. Also excludes 1,361 square feet of space occupied by us.
(3)	Annualized Base Rent is monthly scheduled rent as of October 2017, multiplied by 12.

Due to the dispersed locations of a substantial portion of the portfolio’s properties in secondary and tertiary markets, information on current market rents is difficult to obtain, is highly subjective and is often not directly comparable between properties. As a result, we believe that the increase or decrease in effective rent on our recent leases is the most objective and meaningful information available regarding rent trends and the relationship between rents on leases expiring in the near term and current market rents across our markets. We believe that rents on our new and renewed leases generally approximate market rents.

PROPERTY ACQUISITIONS AND DISPOSITIONS

During the second quarter of fiscal year 2018, we acquired one multifamily property for a purchase price of $92.3 million. During the second quarter of fiscal year 2018, we sold 13 multifamily properties, 3 healthcare properties, 1 industrial property and 1 parcel of unimproved land for a sales price of $63.4 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six-month periods ended October 31, 2017 and 2016. Subsequent to quarter-end, we entered into a purchase agreement to sell 28 medical office buildings and one office property for $417.5 million.  See Note 14 of the Notes to Condensed Consolidated Financial Statements.

FUNDS FROM OPERATIONS

We consider Funds from Operations (“FFO”) a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT defines FFO to mean “net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.” In addition, in October 2011, NAREIT clarified its computation of FFO to exclude impairment charges for all periods presented. Due to limitations of the FFO definition adopted by NAREIT, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition.

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

While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income as determined under U.S. GAAP as a measure of our performance, but rather should be considered as an additional, supplemental measure, and viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with US GAAP, and is not necessarily indicative of sufficient cash flow to fund all of our needs or our ability to service indebtedness or make distributions.

FFO applicable to Common Shares and Units for the three months ended October 31, 2017, decreased to $9.5 million compared to $16.5 million for the comparable period ended October 31, 2016, a decrease of 42.5%. FFO applicable to Common Shares and Units for the six months ended October 31, 2017, decreased to $22.5 million compared to $32.3 million for the comparable period ended October 31, 2016, a decrease of 30.3%.

RECONCILIATION OF NET INCOME ATTRIBUTABLE TO

INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended October 31,	2017			2016
		Weighted Avg	Per Share		Weighted Avg	Per Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income attributable to controlling interests	$12,821		$	$11,600		$
Less dividends to preferred shareholders	(2,812)			(2,878)
Less redemption of preferred shares	(3,649)			—
Net income available to common shareholders	6,360	120,144	0.05	8,722	121,154	0.07
Adjustments:
Noncontrolling interests – Operating Partnership	773	14,623		1,174	16,264
Depreciation and amortization	19,894			12,971
Gains on depreciable property sales attributable to controlling interests	(17,562)			(6,400)
Funds from operations applicable to common shares and Units(3)	$9,465	134,767	$0.07	$16,467	137,418	$0.12
	(in thousands, except per share and unit amounts)
Six Months Ended October 31,	2017			2016
		Weighted Avg	Per Share		Weighted Avg	Per Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income (loss) attributable to controlling interests	$1,557		$	$(10,043)		$
Less dividends to preferred shareholders	(5,098)			(5,757)
Less redemption of preferred shares	(3,649)			—
Net loss available to common shareholders	(7,190)	120,282	(0.06)	(15,800)	121,135	(0.13)
Adjustments:
Noncontrolling interests – Operating Partnership	(871)	14,912		(2,122)	16,276
Depreciation and amortization	48,013			26,408
Impairment of real estate attributable to controlling interests	256			39,190
Gains on depreciable property sales attributable to controlling interests	(17,686)			(15,358)
Funds from operations applicable to common shares and Units(4)	$22,522	135,194	$0.17	$32,318	137,411	$0.24

(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.

DISTRIBUTIONS

The following distributions per Common Share and Unit were paid during the three months ended October 31, 2017 and 2016:

Month	Fiscal Year 2018	Fiscal Year 2017
July	$0.07	$0.13
October	$0.07	$0.13

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Our principal liquidity demands are maintaining distributions to the holders of Common Shares, preferred shares and Units; capital improvements and repairs and maintenance to our properties; acquisition of additional properties; property development; tenant improvements; and debt service and repayments.

We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities, and, from time to time, through draws on our line of credit. As of October 31, 2017, our Operating Partnership had one unsecured multi-bank line of credit with a total commitment capacity of $300.0 million, with a borrowing capacity based on the value of properties contained in the unencumbered asset pool (UAP). Management considers our ability to generate cash from property operating activities and draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, and draws on our line of credit and/or new borrowings. However, some of our real estate markets continue to experience challenges, including reduced occupancies and rental rates, as well as some restrictions on the availability of financing. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements and renovations.

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

SOURCES AND USES OF CASH

As of October 31, 2017, approximately 33.3%, or $3.6 million, of our mortgage debt maturing in the third and fourth quarters of fiscal year 2018 is debt placed on multifamily assets, and approximately 66.7%, or $7.2 million, is debt placed on commercial properties. We expect to pay off the full $10.8 million upon the loans’ maturity dates. As of October 31, 2017, approximately 71.7%, or $34.9 million, of our mortgage debt maturing in the next 12 months is debt placed on multifamily assets, and approximately 28.3%, or $13.8 million, is debt placed on commercial properties.

As of October 31, 2017, the BMO Line of Credit had a credit limit of $300.0 million based on the unencumbered asset pool, of which $247.5 million was drawn on the line.

As of October 31, 2017, we are committed to fund $4.6 million in tenant improvements within approximately the next 12 months.

The issuance of Units for property acquisitions continues to be a source of capital available to us. There were no Units issued in the three or six months ended October 31, 2017 and 2016.

FINANCIAL CONDITION

Mortgage Loan Indebtedness. Mortgage loan indebtedness held for sale decreased by approximately $28.0 million as of October 31, 2017, compared to April 30, 2017, due to loan payoffs and property dispositions. As of October 31, 2017, approximately 90.1% of our $659.0 million of mortgage debt is at fixed rates of interest with staggered maturities. As of October 31, 2017, the weighted average rate of interest on our mortgage debt, including mortgages related to assets held for sale, was 4.63%, compared to 4.71% on April 30, 2017.

Line of Credit. The balance outstanding on our line of credit at October 31, 2017, and April 30, 2017, was $247.5 million and $57.1 million, respectively.

Property Owned. Property owned was $1.8 billion at October 31, 2017, and $1.7 billion at April 30, 2017. During the three months ended October 31, 2017, we acquired one new property and disposed of four commercial properties and a portfolio of 13 multifamily properties, as described above in the “Property Acquisitions and Dispositions” subsection of this MD&A.

Cash and Cash Equivalents. Cash and cash equivalents on hand on October 31, 2017, were $42.5 million, compared to $28.8 million on April 30, 2017.

Operating Partnership Units. Outstanding Units in the Operating Partnership were 14.6 million Units at October 31, 2017 and 15.6 million Units at April 30, 2017.

Common Shares of Beneficial Interest. Common Shares outstanding on October 31, 2017, and April 30, 2017, totaled 120.2 million and 121.2 million, respectively. During the second quarter of fiscal year 2018, no shares were issued under our 2015 Incentive Award Plan. During the second quarter of fiscal year 2017, we issued approximately 120,792 restricted Common Shares, with a total grant-date value of $502,000, under our 2015 Incentive Award Plan, for executive officer and trustee share based compensation for future performance.

Issuance of Series C Preferred Shares and Redemption of Series B Preferred Shares. In the quarter ended October 31, 2017, we issued 4,118,460 shares of our 6.625% Series C Cumulative Redeemable Preferred Shares and redeemed all 4,600,000 shares of our 7.95% Series B Cumulative Redeemable Preferred Shares.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on June 28, 2017, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Effective May 1, 2017, we reviewed and changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which these assets will be of economic benefit. Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-30 years, while those that were previously nine years were changed to 5-10 years. There have been no other significant changes to our critical accounting policies during the three or six months ended October 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations.

As of October 31, 2017, we had $65.1 million of variable-rate mortgage debt outstanding and $247.5 million of variable-rate borrowings under our line of credit. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $3.1 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount. The weighted average interest rate on our fixed rate and variable rate mortgage debt, as of October 31, 2017, was 4.67%.

Approximately 90.1% and 91.6% of our mortgage debt, as of October 31, 2017, and April 30, 2017, respectively, is at fixed interest rates. Accordingly, interest rate fluctuations during the first quarter of fiscal year 2018 did not have a material effect on us. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.

We primarily use long-term (more than nine years) and medium-term (five to seven years) debt as a source of capital. As of October 31, 2017, we had the following amounts of future principal and interest payments due on mortgages, including mortgages held for sale, secured by our real estate:

	(in thousands)
	Future Principal Payments
	Remaining
Mortgages	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total	Fair Value
Fixed Rate	$13,523	$74,302	$61,670	$128,323	$86,204	$229,832	$593,854	$602,535
Avg Fixed Interest Rate(1)	2.34%	4.40%	4.20%	3.67%	3.43%

Variable Rate	$7,875	$26,011	$30,588	$29	$608	$—	$65,111	$65,111
Avg Variable Interest Rate(1)	2.15%	4.37%	5.33%	3.92%	3.97%
							$658,965	$667,646

	(in thousands)
	Future Interest Payments
	Remaining
Mortgages	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total
Fixed Rate	$13,902	$25,561	$21,235	$16,318	$10,852	$25,142	$113,010
Variable Rate	1,402	1,905	777	25	6	0	4,115
							$117,125
(1)	Interest rate given is for the entire year.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures:

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Securities

During the second quarter of fiscal year 2018, the Company did not issue any unregistered Common Shares to limited partners of the Operating Partnership.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
1.1

Underwriting Agreement, dated September 26, 2017, by and among Investors Real Estate Trust, IRET Properties, A North Dakota Limited Partnership, and the several Underwriters listed on Schedule I attached thereto, for whom BMO Capital Markets Corp. and Raymond James & Associates, Inc. are acting as representatives (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017).

3.1

Articles Supplementary to the Registrant’s Articles of Amendment and Third Restated Declaration of Trust designating the Registrant’s 6.625% Series C Cumulative Redeemable Preferred Shares, no par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed on September 28, 2017).

3.2

Third Amendment to the Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017).

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

*  Filed herewith

**Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: December 11, 2017