Form 10-Q
period 2018-01-31
INVESTORS REAL ESTATE TRUST
filed 2018-03-12
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
or
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
The number of common shares of beneficial interest outstanding as of March 5, 2018, was 120,064,087.

PART I
ITEM 1. FINANCIAL STATEMENTS - THIRD QUARTER - FISCAL 2018
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	January 31, 2018	April 30, 2017
ASSETS
Real estate investments
Property owned	$1,568,725	$1,358,529
Less accumulated depreciation	(304,149)	(255,599)
	1,264,576	1,102,930
Unimproved land	15,123	18,455
Mortgage loans receivable	10,329	—
Total real estate investments	1,290,028	1,121,385
Assets held for sale and assets of discontinued operations	—	283,023
Cash and cash equivalents	22,666	28,819
Restricted cash	121,337	27,981
Other assets	21,664	13,306
TOTAL ASSETS	$1,455,695	$1,474,514
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$—	$130,904
Accounts payable and accrued expenses	35,792	35,566
Revolving line of credit	67,000	57,050
Term loan, net of unamortized loan costs of $517 and $0, respectively	69,483	—
Mortgages payable, net of unamortized loan costs of $2,488 and $3,054, respectively	553,388	565,978
Construction debt	—	41,741
TOTAL LIABILITIES	$725,663	$831,239
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,644	7,181
EQUITY
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, no shares issued and outstanding at January 31, 2018 and 4,600 shares issued and outstanding at April 30, 2017, aggregate liquidation preference of $115,000)	—	111,357
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 4,118 shares issued and outstanding at January 31, 2018 and no shares issued and outstanding at April 30, 2017, aggregate liquidation preference of $102,962)	99,456	—
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 120,035 shares issued and outstanding at January 31, 2018 and 121,199 shares issued and outstanding at April 30, 2017)	910,173	916,121
Accumulated distributions in excess of net income	(364,684)	(466,541)
Accumulated other comprehensive income	359	—
Total shareholders’ equity	645,304	560,937
Noncontrolling interests – Operating Partnership (14,168 units at January 31, 2018 and 15,617 units at April 30, 2017)	76,915	73,233
Noncontrolling interests – consolidated real estate entities	1,169	1,924
Total equity	$723,388	$636,094
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY	$1,455,695	$1,474,514
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
for the three and nine months ended January 31, 2018 and 2017

	(in thousands, except per share data)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
REVENUE
Real estate rentals	$42,858	$39,390	$125,431	$116,386
Tenant reimbursement	396	838	1,949	2,321
TOTAL REVENUE	$43,254	$40,228	$127,380	$118,707
EXPENSES
Property operating expenses, excluding real estate taxes	15,426	14,571	47,018	41,391
Real estate taxes	4,609	4,048	13,872	12,179
Depreciation and amortization	18,390	10,787	60,998	33,193
Impairment of real estate investments	—	—	256	54,153
General and administrative expenses	3,011	4,172	10,131	11,195
TOTAL EXPENSES	$41,436	$33,578	$132,275	$152,111
Operating income (loss)	1,818	6,650	(4,895)	(33,404)
Interest expense	(9,236)	(8,832)	(25,876)	(26,033)
Loss on extinguishment of debt	(285)	(458)	(818)	(458)
Interest income	408	272	628	354
Other income	25	155	288	331
Loss before gain on sale of real estate and other investments and income from discontinued operations	(7,270)	(2,213)	(30,673)	(59,210)
Gain on sale of real estate and other investments	12,387	2,437	17,835	11,292
Income (loss) from continuing operations	5,117	224	(12,838)	(47,918)
Income from discontinued operations	146,811	24,965	164,626	44,803
NET INCOME (LOSS)	$151,928	$25,189	$151,788	$(3,115)
Net income attributable to noncontrolling interests – Operating Partnership	(16,236)	(2,525)	(15,365)	(403)
Net loss attributable to noncontrolling interests – consolidated real estate entities	413	446	1,239	16,585
Net income attributable to controlling interests	136,105	23,110	137,662	13,067
Dividends to preferred shareholders	(1,766)	(2,503)	(6,864)	(8,260)
Redemption of preferred shares	(8)	(1,435)	(3,657)	(1,435)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$134,331	$19,172	$127,141	$3,372
Earnings (loss) per common share from continuing operations – basic and diluted	$0.03	$(0.03)	$(0.16)	$(0.30)
Earnings per common share from discontinued operations – basic and diluted	$1.09	$0.19	$1.22	$0.33
NET EARNINGS PER COMMON SHARE – BASIC & DILUTED	$1.12	$0.16	$1.06	$0.03
DIVIDENDS PER COMMON SHARE	$0.07	$0.13	$0.21	$0.39
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
for the three and nine months ended January 31, 2018 and 2017

	(in thousands)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Net income	$151,928	$25,189	$151,788	$(3,115)
Other comprehensive income:
Unrealized gain from derivative instrument	287	—	287	—
Loss on derivative instrument reclassified into earnings	72	—	72	—
Total comprehensive income	$152,287	$25,189	$152,147	$(3,115)
Net income attributable to noncontrolling interests – Operating Partnership	(16,273)	(2,525)	(15,402)	(403)
Net loss attributable to noncontrolling interests – consolidated real estate entities	413	446	1,239	16,585
Comprehensive income attributable to controlling interests	$136,427	$23,110	$137,984	$13,067

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the nine months ended January 31, 2018 and 2017

	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2016	$138,674	121,091	$922,084	$(442,000)	—	$99,504	$718,262
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				13,067		(15,880)	(2,813)
Distributions – common shares and units				(47,387)		(6,332)	(53,719)
Distributions – Series A preferred shares				(1,403)			(1,403)
Distributions – Series B preferred shares				(6,857)			(6,857)
Shares issued and share-based compensation		553	1,756				1,756
Redemption of units for common shares		251	548			(548)	—
Preferred shares repurchased	(27,317)			(1,435)			(28,752)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,188	7,188
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(159)	(159)
Acquisition of nonredeemable noncontrolling interests - consolidated real estate entities			(2,677)			(2,261)	(4,938)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests - consolidated real estate entities						(7,366)	(7,366)
Other		(6)	24			(24)	—
Balance January 31, 2017	$111,357	121,889	$921,735	$(486,015)	$—	$74,122	$621,199

Balance April 30, 2017	$111,357	121,199	$916,121	$(466,541)	—	$75,157	$636,094
Net income attributable to controlling interests and nonredeemable noncontrolling interests				137,662		14,663	152,325
Other comprehensive income - derivative instrument					$359		359
Distributions – common shares and units				(25,284)		(3,106)	(28,390)
Distributions – Series B preferred shares				(4,571)			(4,571)
Distributions – Series C preferred shares				(2,293)			(2,293)
Shares issued and share-based compensation		75	1,216				1,216
Series C preferred shares issued	99,456						99,456
Redemption of units for cash						(8,577)	(8,577)
Shares repurchased	(111,357)	(1,232)	(7,135)	(3,657)			(122,149)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						239	239
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(46)	(46)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests - consolidated real estate entities						(246)	(246)
Other		(7)	(29)				(29)
Balance January 31, 2018	$99,456	120,035	$910,173	$(364,684)	$359	$78,084	$723,388
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
for the nine months ended January 31, 2018 and 2017

	(in thousands)
	Nine Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$151,788	$(3,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	61,967	34,711
Depreciation and amortization from discontinued operations, including amortization of capitalized loan costs	8,526	7,749
Gain on sale of real estate, land, other investments and discontinued operations	(181,477)	(37,330)
Loss on extinguishment of debt	506	870
Share-based compensation expense	1,124	1,428
Impairment of real estate investments	256	54,153
Bad debt expense	552	234
Changes in other assets and liabilities:
Other assets	1,931	(5,665)
Accounts payable and accrued expenses	(3,189)	2,664
Net cash provided by operating activities	$41,984	$55,699
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from real estate deposits	38,029	1,370
Payments for real estate deposits	(131,139)	(1,370)
Increase in notes receivable	(10,191)	—
Decrease in other investments	—	50
Decrease in lender holdbacks for improvements	1,619	1,688
Increase in lender holdbacks for improvements	(944)	(646)
Proceeds from sale of discontinued operations	426,131	112,932
Proceeds from sale of real estate and other investments	59,221	17,710
Insurance proceeds received	462	275
Payments for acquisitions of real estate assets	(244,878)	—
Payments for development and re-development of real estate assets	(2,815)	(16,082)
Payments for improvements of real estate assets	(14,337)	(33,509)
Payments for improvements of real estate assets from discontinued operations	(1,046)	(1,027)
Net cash provided by investing activities	$120,112	$81,391
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	84,150
Principal payments on mortgages payable	(154,561)	(242,912)
Proceeds from revolving lines of credit	302,850	234,000
Principal payments on revolving lines of credit	(292,900)	(94,500)
Proceeds from term loan	69,462	—
Proceeds from construction debt	3,252	17,041
Principal payments on construction debt	(21,689)	(49,080)
Payment on financing liability	(7,900)	—
Proceeds from noncontrolling partner – consolidated real estate entities	—	538
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	(4,938)
Repurchase of common shares	(7,135)	—
Proceeds from issuance of Series C preferred shares, net of issue costs	99,467	—
Repurchase of preferred shares	(115,017)	(28,752)
Repurchase of partnership units	(8,577)	—
Distributions paid to common shareholders	(25,292)	(47,387)
Distributions paid to preferred shareholders	(7,057)	(8,458)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(3,106)	(6,332)
Distributions paid to noncontrolling interests – consolidated real estate entities	(46)	(159)
Net cash used by financing activities	$(168,249)	$(146,789)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(6,153)	(9,699)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	28,819	66,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,666	$56,999
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)
for the nine months ended January 31, 2018 and 2017

	(in thousands)
	Nine Months Ended January 31,
	2018	2017
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating partnership units converted to shares	$—	$548
Decrease to accounts payable included within real estate investments	(2,995)	(543)
Construction debt reclassified to mortgages payable	23,300	10,549
Increase in mortgage notes receivable	10,329	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $0 and $298, respectively	$27,313	$26,504
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended January 31, 2018 and 2017
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a multifamily real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of multifamily communities. As of January 31, 2018, we owned interests in 89 multifamily properties consisting of 13,786 apartment homes.
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
The condensed consolidated financial statements also reflect the Operating Partnership's ownership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into our operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income and expenses.
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Our interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods, have been included.
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
TAX CUTS AND JOBS ACT OF 2017
The Tax Cuts and Jobs Act of 2017 was passed on December 22, 2017. This Act includes a number of changes to the corporate income tax system, including (1) a reduction in the statutory federal corporate income tax rate from 35% to 21% for non-REIT “C” corporations, (2) changes to deductions for certain pass-through business income, and (3) potential limitations on interest expense, depreciation and the deductibility of executive compensation. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level and do not believe that any of the changes from the 2017 Tax Cut and Jobs Act of 2007 will have a material impact on our consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of recent accounting standards updates (“ASUs”).

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

We are continuing to assess the impact of the new standard on our consolidated financial statements and internal accounting processes. The majority of our revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASC 840, Leases. Our other revenue streams, which are being evaluated under this ASU, include but are not limited to other income from residents determined not to be within the scope of ASC 840 and gains and losses from real estate dispositions. We do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

ASU 2016-02, Leases	This ASU amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting.	This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
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
		This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
ASU 2017-01, Clarifying the Definition of a Business
This ASU clarifies the definition of a business and provides further guidance for evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. This new standard is required to be applied prospectively to transactions occurring after the date of adoption.

This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. We adopted this standard effective May 1, 2017.

We believe that most of our future acquisitions of operating properties will qualify as asset acquisitions and most future transaction costs associated with these acquisitions will be capitalized. Adoption of the standard did not have a material effect on our financial position or results of operations. During the nine months ended January 31, 2018, acquisition costs totaling $330,000 were capitalized and allocated to the assets acquired based on the relative fair market value of those underlying assets.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This ASU clarifies the definition of an in-substance nonfinancial asset and changes the accounting for partial sales of nonfinancial assets to be more consistent with the accounting for a sale of a business pursuant to ASU 2017-01.  This ASU allows for either a retrospective or modified retrospective approach.
This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted.
This standard allows for either a retrospective or modified retrospective approach. We are currently evaluating the impact this standard may have on our consolidated financial statements and related disclosures upon adoption.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	This ASU clarifies hedge accounting requirements, improves disclosure of hedging arrangements, and better aligns risk management activities and financial reporting for hedging relationships.	This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We adopted ASU 2017-12 on November 1, 2017.	Adoption of the new standard did not have a material effect on our financial position or results of operations. See Note 10 for additional information.
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  On the Condensed Consolidated Statements of Operations, we reclassified other expenses into general and administrative expenses.
We report in discontinued operations the results of operations and the related gains or losses of properties that have either been disposed or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results. As the result of discontinued operations, retroactive reclassifications that change prior period numbers have been made. We classified as discontinued operations 27 healthcare properties that were sold during the third quarter of fiscal year 2018. See Note 7 for additional information.
RESTRICTED CASH
As of January 31, 2018, restricted cash consisted of $116.8 million of net tax-deferred exchange proceeds remaining from the sale of our healthcare portfolio and $4.5 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
IMPAIRMENT OF LONG-LIVED ASSETS
We periodically evaluate our long-lived assets, including investments in real estate, for impairment indicators. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group, and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results. Reducing planned property holding periods may increase the likelihood of recording impairment losses.
During the nine months ended January 31, 2018, we recognized impairment charges of $256,000 on a parcel of land in Bismarck, ND. This property was written down to estimated fair value during the first quarter of fiscal year 2018 based on receipt of a market offer to purchase and our intent to dispose of the property. We disposed of the property during the second quarter of fiscal year 2018.

During the nine months ended January 31, 2017, we recognized impairment charges of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three multifamily properties and one parcel of unimproved land in Williston, ND, due to deterioration of the market. These properties were written down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties, impaired for $40.9 million, $4.7 million, and $2.8 million, are owned by joint venture entities in which, at the time of impairment, we had an approximately 71.5%, 60%, and 70% ownership interest, respectively, and which are consolidated in our financial statements.
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
During fiscal years 2016 and 2017, we disposed of the bulk of our office, retail, and industrial portfolios as well as a portion of our healthcare portfolio. In the first quarter of fiscal year 2018, we determined it was appropriate to review and adjust our estimated useful lives to be specific to our remaining asset portfolio. Effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which they will be of economic benefit.  Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-30 years, while those that were previously nine years were changed to 5-10 years. The effect of this change in estimate for the nine months ended January 31, 2018, was to increase depreciation expense by approximately $24.8 million, decrease net income by $24.8 million, and decrease earnings per share by $0.18. Of the expense increase, $9.0 million, or $0.07 per share, represented depreciation on assets that were fully depreciated under the new estimated useful lives in the first quarter of fiscal year 2018.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily properties in exchange for cash and a note secured by a mortgage on the assets. The sale was recorded using the installment method, under which cash receipts are apportioned between cost recovered and the gain on sale. The $11.0 million note is presented net of $626,000 of deferred gain in mortgage loans receivable on our Condensed Consolidated Balance Sheets. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the three and nine months ended January 31, 2018, we received and recognized approximately $154,000 and 273,000, respectively, of interest income.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. The investment will be funded in installments through the fourth quarter of fiscal year 2018. As of January 31, 2018, we had funded $10.2 million, which appears in other assets on our Condensed Consolidated Balance Sheets. The note bears an interest rate of 6%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date.
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
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“Common Shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) under our 2015 Incentive Plan, which could have a dilutive effect on our earnings per share upon exercise of the RSUs. Other than the issuance of RSUs, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”).  Upon the exercise of Exchange Rights, and in our sole discretion, we may issue Common Shares in exchange for Units on a one-for-one basis. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended January 31, 2018 and 2017:

	(in thousands, except per share data)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
NUMERATOR
Income (loss) from continuing operations – controlling interests	$5,115	$1,051	$(9,215)	$(26,487)
Income from discontinued operations – controlling interests	130,990	22,059	146,877	39,554
Net income attributable to controlling interests	136,105	23,110	137,662	13,067
Dividends to preferred shareholders	(1,766)	(2,503)	(6,864)	(8,260)
Redemption of preferred shares	(8)	(1,435)	(3,657)	(1,435)
Numerator for basic earnings per share – net income available to common shareholders	134,331	19,172	127,141	3,372
Noncontrolling interests – Operating Partnership	16,236	2,525	15,365	403
Numerator for diluted earnings per share	$150,567	$21,697	$142,506	$3,775
DENOMINATOR
Denominator for basic earnings per share weighted average shares	119,741	121,255	120,102	121,175
Effect of redeemable operating partnership units	14,434	16,120	14,768	16,229
Denominator for diluted earnings per share	134,175	137,375	134,870	137,404
Earnings (loss) per common share from continuing operations – basic and diluted	$0.03	$(0.03)	$(0.16)	$(0.30)
Earnings per common share from discontinued operations – basic and diluted	1.09	0.19	1.22	0.33
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$1.12	$0.16	$1.06	$0.03
NOTE 4 • EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 14.2 million Units at January 31, 2018 and 15.6 million Units at April 30, 2017.
Common Shares and Equity Awards. Common Shares outstanding on January 31, 2018 and April 30, 2017, totaled 120.0 million and 121.2 million, respectively. There were no shares issued under our 2015 Incentive Award Plan during the three months ended January 31, 2018. During the nine months ended January 31, 2018, we issued 75,000 restricted Common Shares, with a total grant-date value of $445,000. During fiscal year 2017, there were no shares issued during the three months ended January 31, 2017. During the nine months ended January 31, 2017, we issued 499,000 restricted Common Shares, with a total grant-date value of $1.9 million. These shares are issued under our 2015 Incentive Award Plan for executive officer and trustee share-based compensation. These shares vest based on performance and service criteria.
Exchange Rights. Pursuant to the exercise of Exchange Rights, during the three months ended January 31, 2018, we redeemed 450,000 Units for an aggregate cost of $2.6 million, at an average price per Unit of $5.77.  During the nine months ended January 31, 2018, we redeemed 1.4 million Units for an aggregate cost of $8.6 million, at an average price per Unit of $5.92.  There were no Units redeemed during the three or nine months ended January 31, 2017.
Share Repurchase Program. On December 7, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our Common Shares over a one-year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for an additional one-year period.  Under this program, we may repurchase Common Shares in open-market purchases, including pursuant to Rule 10b5-1 plans, as determined by management and in accordance with SEC requirements. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by our executive management. This program may be suspended or discontinued at any time.  During the third quarter of fiscal year 2018, we repurchased and retired 152,000 common shares for an aggregate cost of $882,000, including commissions, at an average price per share of $5.82.  During the nine months ended January 31, 2018, we repurchased and retired 1.2 million common shares for an aggregate cost of $7.1 million, including commissions, at an average price per share of $5.79. As of January 31, 2018, $38.4 million remained available under the $50 million authorized share repurchase program.

Issuance of Series C Preferred Shares and Redemption of Series B Preferred Shares. In the quarter ended October 31, 2017, we issued 4,118,460 shares of our 6.625% Series C Cumulative Redeemable Preferred Shares and redeemed all 4,600,000 shares of our 7.95% Series B Cumulative Redeemable Preferred Shares.
NOTE 5 • SEGMENT REPORTING
We operate in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of multifamily properties. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property's operating results to make decisions about resources to be allocated and to assess performance. We do not group our operations based on geography, size, or type. Our multifamily properties have similar long-term economic characteristics and provide similar products and services to our tenants. No multifamily property comprises more than 10% of consolidated revenues, profit, or assets. Accordingly, our multifamily properties are aggregated into a single reportable segment.
Prior to the third quarter of fiscal year 2018, we reported our results in two reportable segments: multifamily and healthcare. We sold substantially all of our healthcare portfolio during the third quarter of fiscal year 2018 and classified it as discontinued operations (see Note 7 for additional information). Healthcare no longer meets the quantitative thresholds for reporting as a separate reportable segment and is included in “all other” with other non-multifamily properties.
Our executive management team comprises our chief operating decision-makers. This team measures the performance of our reportable segment based on net operating income (“NOI”), which we define as total real estate revenues less direct real estate expenses (including real estate taxes). We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with U.S. GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The revenues and NOI for the multifamily reportable segment are summarized as follows for the three- and nine-month periods ended January 31, 2018 and 2017, respectively, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended January 31, 2018	Multifamily	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$41,279	$1,975	—	$43,254
Real estate expenses	18,231	549	$1,255	20,035
Net operating income (loss)	$23,048	$1,426	$(1,255)	$23,219
Depreciation and amortization				(18,390)
General and administrative expenses				(3,011)
Interest expense				(9,236)
Loss on debt extinguishment				(285)
Interest and other income				433
Loss before gain on sale of real estate and other investments and income from discontinued operations				(7,270)
Gain on sale of real estate and other investments				12,387
Income from continuing operations				5,117
Income from discontinued operations				146,811
Net income				$151,928

(1)	Consists of off-site costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Three Months Ended January 31, 2017	Multifamily	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$36,171	$4,057	—	$40,228
Real estate expenses	16,336	1,000	$1,283	18,619
Net operating income (loss)	$19,835	$3,057	$(1,283)	$21,609
Depreciation and amortization				(10,787)
General and administrative expenses				(4,172)
Interest expense				(8,832)
Loss on debt extinguishment				(458)
Interest and other income				427
Loss before gain on sale of real estate and other investments and income from discontinued operations				(2,213)
Gain on sale of real estate and other investments				2,437
Income from continuing operations				224
Income from discontinued operations				24,965
Net income				$25,189

(1)	Consists of off-site costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Nine Months Ended January 31, 2018	Multifamily	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$119,444	$7,936	—	$127,380
Real estate expenses	54,584	2,102	$4,204	60,890
Net operating income (loss)	$64,860	$5,834	$(4,204)	$66,490
Depreciation and amortization				(60,998)
Impairment of real estate investments				(256)
General and administrative expenses				(10,131)
Interest expense				(25,876)
Loss on debt extinguishment				(818)
Interest and other income				916
Loss before gain on sale of real estate and other investments and income from discontinued operations				(30,673)
Gain on sale of real estate and other investments				17,835
Loss from continuing operations				(12,838)
Income from discontinued operations				164,626
Net income				$151,788

(1)	Consists of off-site costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

	(in thousands)
Nine Months Ended January 31, 2017	Multifamily	All Other	Amounts Not Allocated To Segments(1)	Total
Real estate revenue	$107,400	$11,307	—	$118,707
Real estate expenses	46,781	2,787	$4,002	53,570
Net operating income (loss)	$60,619	$8,520	$(4,002)	$65,137
Depreciation and amortization				(33,193)
Impairment of real estate investments				(54,153)
General and administrative expenses				(11,195)
Interest expense				(26,033)
Loss on debt extinguishment				(458)
Interest and other income				685
Loss before gain on sale of real estate and other investments and income from discontinued operations				(59,210)
Gain on sale of real estate and other investments				11,292
Loss from continuing operations				(47,918)
Income from discontinued operations				44,803
Net loss				$(3,115)

(1)	Consists of off-site costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of January 31, 2018, and April 30, 2017, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of January 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,495,944	$72,781	$1,568,725
Less accumulated depreciation	(285,460)	(18,689)	(304,149)
Total property owned	$1,210,484	$54,092	$1,264,576
Mortgage loans receivable			10,329
Cash and cash equivalents			22,666
Restricted cash			121,337
Other assets			21,664
Unimproved land			15,123
Total Assets			$1,455,695

	(in thousands)
As of April 30, 2017	Multifamily	All Other	Total
Segment assets
Property owned	$1,260,541	$97,988	$1,358,529
Less accumulated depreciation	(232,592)	(23,007)	(255,599)
Total property owned	$1,027,949	$74,981	$1,102,930
Assets held for sale and assets from discontinued operations			283,023
Cash and cash equivalents			28,819
Restricted cash			27,981
Other assets			13,306
Unimproved land			18,455
Total Assets			$1,474,514

NOTE 6 • COMMITMENTS AND CONTINGENCIES
Litigation.  We are subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of our business, most of which are covered by liability insurance. Various claims of resident discrimination are also periodically brought, most of which are covered by insurance. While resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these claims and  legal proceedings will not have a material effect on our liquidity, financial position, cash flows, or results of operations.
Environmental Matters.  Under various federal, state, and local laws, ordinances, and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around, or under the property. While we currently have no knowledge of any material violation of environmental laws, ordinances, or regulations at any of our properties, there can be no assurance that areas of contamination will not be identified at any of our properties or that changes in environmental laws, regulations, or cleanup requirements would not result in material costs to us.
Restrictions on Taxable Dispositions.  Twenty-six of our properties, consisting of 4,212 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $458.4 million at January 31, 2018.  We do not believe that these restrictions materially affect the conduct of our business or our decision as to whether to dispose of these properties during the restriction periods.
If we decide to sell one or more of these properties and are unable to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code, we may be required to provide tax indemnification payments to the parties to these agreements.
Tax-Deferred Proceeds. As of January 31, 2018, we had $116.8 million of tax-deferred exchange proceeds remaining from the sale of our healthcare portfolio included within restricted cash on our Condensed Consolidated Balance Sheets. Replacement property must be acquired by June 27, 2018 in order to complete the exchange.
Notes Receivable.  In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a suburb of Minneapolis. The investment will be funded in installments through the fourth quarter of fiscal year 2018. As of January 31, 2018, $6.0 million remained to be funded. See Note 2 for additional information.
NOTE 7 • DISCONTINUED OPERATIONS
We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205 -- Presentation of Financial Statements and ASC 360 -- Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.
We determined that our strategic decision to exit our healthcare segment met the criteria for discontinued operations, and we consequently classified 27 healthcare properties sold during the three months ended January 31, 2018, as discontinued operations. We classified no new dispositions or properties held for sale as discontinued operations during fiscal year 2017. During fiscal year 2016, we determined that our strategic decision to exit senior housing met the criteria for discontinued operations, and we consequently classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Thirty-two of those senior housing properties were sold during the fiscal year ended April 30, 2017, and the remaining two senior housing properties were sold during the three months ended October 31, 2017.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and nine months ended January 31, 2018 and 2017, respectively:

	(in thousands)
	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
REVENUE
Real estate rentals	$4,495	$12,211	$19,744	$36,061
Tenant reimbursement	2,739	4,058	11,493	12,177
TRS senior housing revenue	—	813	—	2,602
TOTAL REVENUE	$7,234	$17,082	$31,237	$50,840
EXPENSES
Property operating expenses, excluding real estate taxes	1,860	2,463	6,645	7,514
Real estate taxes	1,284	1,711	5,191	4,916
Depreciation and amortization	1,432	2,688	8,445	8,096
TRS senior housing expenses	—	840	—	2,393
Other expenses	(2)	—	13	—
TOTAL EXPENSES	$4,574	$7,702	$20,294	$22,919
Operating income	2,660	9,380	10,943	27,921
Interest expense	(751)	(3,048)	(4,172)	(9,606)
Loss on extinguishment of debt	(6,502)	(1,449)	(6,508)	(1,521)
Interest income	—	544	661	1,634
Other income	—	3	60	337
(Loss) income from discontinued operations before gain on sale	(4,593)	5,430	984	18,765
Gain on sale of discontinued operations	151,404	19,535	163,642	26,038
INCOME FROM DISCONTINUED OPERATIONS	$146,811	$24,965	$164,626	$44,803
The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Condensed Consolidated Balance Sheets:

(in thousands)
April 30, 2017
Carrying amounts of major classes of assets included as part of discontinued operations
Property owned and intangible assets, net of accumulated depreciation and amortization	$255,466
Other assets	13,478
Total major classes of assets of the discontinued operations	268,944
Other assets included in the disposal group classified as held for sale	14,079
Total assets of the disposal group classified as held for sale on the balance sheet	$283,023
Carrying amounts of major classes of liabilities included as part of discontinued operations
Accounts payable and accrued expenses	$4,835
Mortgages payable	112,208
Other	7,977
Total major classes of liabilities of the discontinued operations	125,020
Other liabilities included in the disposal group classified as held for sale	5,884
Total liabilities of the disposal group classified as held for sale on the balance sheet	$130,904

NOTE 8 • ACQUISITIONS, DEVELOPMENTS PLACED IN SERVICE, AND DISPOSITIONS
PROPERTY ACQUISITIONS
We added $90.6 million of new real estate property to our portfolio through property acquisitions during the three months ended January 31, 2018, compared to $0 in the three months ended January 31, 2017. Our acquisitions during the nine months ended January 31, 2018 qualified as asset acquisitions under ASU 2017-01, Clarifying the Definition of a Business, and are detailed below.
Nine Months Ended January 31, 2018

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration	Investment Allocation
Acquisitions			Cash	Land	Building	Intangible Assets
Multifamily
191 unit - Oxbo - St. Paul, MN(1)	May 26, 2017	$61,500	$61,500	$5,809	$54,910	$781
500 unit - Park Place - Plymouth, MN	September 13, 2017	92,250	92,250	10,609	80,711	930
274 unit - Dylan - Denver, CO	November 28, 2017	90,600	90,600	12,155	77,249	1,196

Total Property Acquisitions		$244,350	$244,350	$28,573	$212,870	$2,907

(1)	Property includes 11,477 square feet of retail space.
DEVELOPMENT PROJECT PLACED IN SERVICE
The Operating Partnership placed $0 and $72.4 million of development projects in service during the nine months ended January 31, 2018 and 2017, respectively, as detailed below.
Nine Months Ended January 31, 2017

		(in thousands)
Development Projects Placed in Service	Date Placed in Service	Land	Building	Development Cost
Multifamily
241 unit - 71 France - Edina, MN(1)	May 1, 2016	$4,721	$67,642	$72,363

Total Development Projects Placed in Service		$4,721	$67,642	$72,363

(1)
Costs paid in fiscal years 2015 and 2016 totaled $70.9 million. Additional costs incurred in fiscal year 2017 totaled $1.5 million, for a total project cost at January 31, 2017 of $72.4 million. The project is owned by a joint venture entity in which we currently have an approximately 52.6% interest. The joint venture is consolidated in our financial statements.

PROPERTY DISPOSITIONS
During the three months ended January 31, 2018, we sold two multifamily properties and 27 healthcare and two other commercial properties for a total sale price of $442.8 million. During the three months ended January 31, 2017, we sold six commercial properties for a total sale price of $73.9 million. The following table details our dispositions for the nine months ended January 31, 2018 and 2017:

Nine Months Ended January 31, 2018

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
327 unit - 13 Multifamily properties - Minot, ND(1)	August 22, 2017	$12,263	$11,562	$701	(2)
48 unit - Crown - Rochester, MN	December 1, 2017	5,700	3,318	$2,382
16 unit - Northern Valley - Rochester, MN	December 1, 2017	950	690	260
		$18,913	$15,570	$3,343

Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	May 15, 2017	3,440	3,332	108
90,260 sq ft Lexington Commerce Center - Eagan, MN	August 22, 2017	9,000	3,963	5,037
17,640 sq ft 1440 Duckwood Medical - Eagan, MN	August 24, 2017	2,100	1,886	214
279,834 sq ft Edgewood Vista Hermantown I & II - Hermantown, MN	October 19, 2017	36,884	24,631	12,253
518,161 sq ft Urbandale - Urbandale, IA	November 22, 2017	16,700	12,857	3,843
36,053 sq ft 3075 Long Lake Road - Roseville, MN	November 28, 2017	18,650	12,766	5,884
1,205,432 sq ft 25 Healthcare properties(3)(4)	December 29, 2017	370,267	232,768	137,499
43,404 sq ft Garden View - St. Paul, MN	January 19, 2018	14,000	6,191	7,809
52,116 sq ft Ritchie Medical - St. Paul, MN	January 19, 2018	16,500	10,419	6,081
		$487,541	$308,813	$178,728

Unimproved Land
Bismarck 4916 Unimproved Land - Bismarck, ND	August 8, 2017	$3,175	$3,188	$(13)

Total Property Dispositions		$509,629	$327,571	$182,058

(1)
These properties include: 4th Street 4 Plex, 11th Street 3 Plex, Apartments on Main, Brooklyn Heights, Colton Heights, Fairmont, First Avenue (Apartments and Office), Pines, Southview, Summit Park, Temple (includes 17 South Main Retail), Terrace Heights and Westridge.

(2)	$626,000 of the gain on sale was deferred. See Note 2 for additional information on the related mortgage note receivable.

(3)
These properties include: 2800 Medical, 2828 Chicago Avenue, Airport Medical, Billings 2300 Grand Road, Burnsville 303 Nicollet Medical, Burnsville 305 Nicollet Medical, Duluth Denfeld Clinic, Edina 6363 France Medical, Edina 6405 France Medical, Edina 6517 Drew Avenue, Edina 6525 France SMC II, Edina 6545 France SMC I, Gateway Clinic, High Pointe Health Campus, Lakeside Medical Plaza, Mariner Clinic, Minneapolis 701 25th Avenue Medical, Missoula 3050 Great Northern, Park Dental, Pavilion I, Pavilion II, PrairieCare Medical, St Michael Clinic, Trinity at Plaza 16 and Wells Clinic.

(4)	Sale price includes $2.6 million that was deposited into escrow pending the resolution of certain post-closing items. As of January 31, 2018, these items had not yet been resolved.

Nine Months Ended January 31, 2017

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Other
195,075 sq ft Stone Container - Fargo, ND	July 25, 2016	$13,400	$4,418	$8,982
189,244 sq ft 8 Idaho Spring Creek Senior Housing Properties(1)	October 31, 2016	43,900	37,397	6,503
28,528 sq ft Grand Forks Carmike - Grand Forks, ND	December 29, 2016	4,000	1,563	2,437
426,652 sq ft 5 Edgewood Vista Senior Housing Properties(2)	January 18, 2017	69,928	50,393	19,535
		$131,228	$93,771	$37,457

Unimproved Land
Georgetown Square Unimproved - Grand Chute, WI	May 6, 2016	$250	$274	$(24)

Total Property Dispositions		$131,478	$94,045	$37,433

(1)
These properties include: Spring Creek American Falls, Spring Creek Boise, Spring Creek Eagle, Spring Creek Fruitland, Spring Creek Fruitland Unimproved, Spring Creek Meridian, Spring Creek Overland, Spring Creek Soda Springs and Spring Creek Ustick.

(2)	These properties include: Edgewood Vista Bismarck, Edgewood Vista Brainerd, Edgewood Vista East Grand Forks, Edgewood Vista Fargo and Edgewood Vista Spearfish.
NOTE 9 • DEBT
As of January 31, 2018, we owned 99 properties, of which 65 multifamily and other properties (with a carrying amount of $730.1 million) served as collateral for mortgage loans and 34 multifamily and other properties were unencumbered by mortgages. Of the 65 properties that served as collateral for mortgage loans, the majority of these mortgages payable were non-recourse to us other than for standard carve-out obligations. As of January 31, 2018, we believe that there are no material defaults or compliance issues with respect to any mortgages payable.
The aggregate amount of required future principal payments on mortgages payable as of January 31, 2018, is as follows:

(in thousands)
Year Ended April 30,	Mortgage Loans
2018	$2,718
2019	31,065
2020	146,792
2021	92,308
2022	72,799
Thereafter	210,193
Total payments	$555,875
As noted above, as of January 31, 2018, we owned 34 multifamily and other properties that were not encumbered by mortgages, with 25 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $300.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). Due to the recent disposition of our healthcare properties, the UAP currently provides for a borrowing capacity of $219.2 million, providing additional borrowing availability of $152.1 million beyond the $67.0 million drawn as of January 31, 2018. This credit facility matures on January 31, 2021, with one twelve-month option to extend the maturity date at our election.
During the three months ended January 31, 2018, we entered into a $70.0 million unsecured term loan, which matures on January 31, 2023. We have the option to further increase the credit capacity to $500 million (from current aggregate commitments totaling $370 million) by either adding additional banks to the facility or obtaining agreements from the existing banks to increase their commitments.

The interest rates on the line of credit and term loan are based on the London Interbank Offered Rate ("LIBOR") plus a margin that ranges from 160-225 basis points based on our consolidated leverage. Our line of credit and term loan are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of January 31, 2018.
Our remaining construction debt was paid off during the three months ended January 31, 2018. Construction debt at April 30, 2017, was $41.7 million, with a weighted average rate of interest of 3.27%.
The following table summarizes our indebtedness at January 31, 2018:

	(in thousands)
	January 31, 2018	April 30, 2017	Weighted Average Maturity in Years
Unsecured line of credit	$67,000	$57,050	3.0
Term loan	70,000	—	4.0
Unsecured debt	137,000	57,050
Mortgages payable - fixed(1)	494,874	629,535	6.3
Mortgages payable - variable(1)	61,000	57,708	3.3
Construction debt - variable	—	41,737
Total debt	$692,874	$786,030
Weighted average interest rate on unsecured line of credit	3.45%	2.67%
Weighted average interest rate on term loan (rate with swap)	4.01%	—
Weighted average interest rate on mortgages payable(1)	4.63%	4.71%
Weighted average interest rate on construction debt	—	3.27%

(1)	Includes mortgages payable related to assets held for sale and assets of discontinued operations at April 30, 2017.
NOTE 10 • DERIVATIVE INSTRUMENT
Our objective in using an interest rate derivative is to hedge our exposure to the variability in cash flows of our floating-rate debt. To accomplish this objective, during the three months ended January 31, 2018, we entered into an interest rate swap contract to fix the variable interest rate on our term loan. The interest rate swap had a $70.0 million notional amount and qualified as a cash flow hedge.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which we adopted on November 1, 2017, the ineffective portion of a hedging instrument is no longer required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest payments are made on our term loan.
The gain recognized in other comprehensive income for the three months ended January 31, 2018, was $287,000, and the amount reclassified from accumulated other comprehensive income into interest expense during this period was $72,000. At January 31, 2018, the fair value of our interest rate swap included in other assets on our Condensed Consolidated Balance Sheets was $359,000.
NOTE 11 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature.  For variable rate debt that re-prices frequently, fair values are based on carrying values. The fair values of our financial instruments approximate their carrying amount in the consolidated financial statements except for fixed rate debt.
In determining the fair value of other financial instruments, we apply Financial Accounting Standard Board ASC 820, Fair Value Measurement and Disclosures, or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis
During the three months ended January 31, 2018, we entered into an interest rate swap to manage our interest rate risk. The fair value of our interest rate swap is determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We also consider both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement. The fair value of the derivative by its level in the fair value hierarchy is as follows:

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
January 31, 2018
Derivative instrument - interest rate swap	Other assets	$359	—	$359	—
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at January 31, 2018.  Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2017, consisted of real estate held for sale and real estate investments that were written-down to estimated fair value during fiscal year 2018 and 2017. See Note 2 for additional information on impairment losses recognized during fiscal years 2018 and 2017. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
April 30, 2017
Real estate investments	$506	—	—	$506
Real estate held for sale(1)	$10,891	—	—	$10,891

(1)	Represents only the portion of real estate held for sale that was written-down to estimated fair value.
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
The estimated fair values of our financial instruments as of January 31, 2018, and April 30, 2017, respectively, are as follows:

	(in thousands)
	January 31, 2018		April 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$22,666	$22,666	$28,819	$28,819
FINANCIAL LIABILITIES
Other debt, including other debt related to assets held for sale	—	—	$49,637	$49,637
Revolving line of credit	$67,000	$67,000	$57,050	$57,050
Term loan(1)	$70,000	$70,000	—	—
Mortgages payable(2)	$555,875	$555,252	$687,243	$702,802

(1)	Excluding the effect of the interest rate swap agreement.

(2)	Includes mortgages payable related to assets held for sale and assets of discontinued operations at April 30, 2017.

NOTE 12 • REDEEMABLE NONCONTROLLING INTERESTS
Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Below is a table reflecting the activity of the redeemable noncontrolling interests.

(in thousands)
Balance at April 30, 2017	$7,181
Net income	(537)
Balance at January 31, 2018	$6,644
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted and restricted common shares, and RSUs up to an aggregate of 4,250,000 shares, over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a revised long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
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
The TSR performance RSU awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 115,386 RSUs. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the performance RSU awards were an expected volatility of 27.3%, a risk-free interest rate of 1.48% and an expected life of 2.86 years. The share price at the grant date, June 21, 2017, was $6.15 per share.
Total Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.1 million and $1.4 million for the nine months ended January 31, 2018 and 2017, respectively.
NOTE 14 • RELATED PARTY TRANSACTIONS
Transactions with BMO Capital Markets
We have an historical and ongoing relationship with BMO Capital Markets (“BMO”). On July 17, 2017, we engaged BMO to provide financial advisory services in connection with the proposed disposition of our healthcare property portfolio. A family member of Mark O. Decker, Jr., our President and Chief Executive Officer, is an employee of BMO and could have an indirect material interest in any such engagement and related transaction(s). The Board pre-approved the engagement of BMO. During the quarter ended January 31, 2018, we completed the disposition of 27 of our 28 healthcare properties and paid BMO a transaction fee of $1.8 million in connection with this engagement.

NOTE 15 • SUBSEQUENT EVENTS
Pending Acquisition. On February 23, 2018, we entered into a purchase agreement to acquire Westend, a 390-unit multifamily apartment community located in downtown Denver, CO. In connection with this proposed acquisition, we have provided a $10 million non-refundable earnest money deposit to the seller. The parties currently anticipate closing the Westend acquisition during the fourth quarter of fiscal year 2018.
Completed Disposition. On March 7, 2018, we sold a commercial property and adjacent parcel of unimproved land in Bismarck, ND, for an aggregate sale price of $5.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the fiscal year ended April 30, 2017, which are included in our Form 10-K filed with the SEC on June 28, 2017, and the risk factors in Item 1A. “Risk Factors,” of our Form 10-K for the year ended April 30, 2017.
We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial conditions, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
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

•
adverse changes in real estate markets, including the extent of future demand for multifamily units in our significant markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our inability to identify and consummate attractive acquisitions on favorable terms, our ability to consummate any planned dispositions in a timely manner, and our ability to reinvest sales proceeds successfully;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell our non-core properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	the need to fund tenant improvements or other capital expenditures out of cash flow;

•	the need to reduce the dividends on our common shares;

•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	changes in operating costs, including real estate taxes, utilities, and insurance costs;

•	the availability and cost of casualty insurance for losses;

•	a significant decline in the market value of real estate serving as collateral for mortgage obligations;

•
inability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;

•	inability to attract and retain qualified personnel;

•	cyber liability or potential liability for breaches of our privacy or information security systems;

•	inability to comply with environmental laws and regulations; and

•	other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.
New factors may also arise from time to time that could have a material adverse effect on our business and results of operations.  Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed.  Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Executive Summary
We own, manage, acquire, redevelop, and develop multifamily apartment communities.  We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents.  As of January 31, 2018, we owned interests in 89 multifamily properties consisting of 13,786 apartment homes. Property owned was $1.6 billion at January 31, 2018, compared to $1.4 billion at April 30, 2017.
Overview of the Three Months Ended January 31, 2018
For the three months ended January 31, 2018, we generated revenues of $43.3 million, compared to $40.2 million for the three months ended January 31, 2017.  Expenses increased to $41.4 million for the three months ended January 31, 2018, compared to $33.6 million for the three months ended January 31, 2017. The drivers of these changes are discussed in the “Results of Operations” section below.
Summarized below are significant transactions that occurred during the third quarter of our fiscal year 2018:

•	Acquired a 274-unit multifamily property in Denver, CO, for a purchase price of $90.6 million.

•	Disposed of 27 healthcare properties, two multifamily properties, and two other properties for sales prices totaling $442.8 million.

•	Paid off $96.2 million of mortgage debt and incurred $6.4 million of prepayment penalties included in continuing and discontinued operations related to properties sold during the quarter.

•	Amended our line of credit to provide for a new term loan of up to $70 million and entered into a hedge instrument to hedge the risk of an increase in interest rates.
Subsequent to quarter-end, we engaged in the following transactions:

•
Entered into a purchase agreement to acquire Westend, a 390-unit multifamily apartment community located in downtown Denver, CO. In connection with this proposed acquisition, we have provided a $10 million non-refundable earnest money deposit to the seller. The parties currently anticipate closing the Westend acquisition during the fourth quarter of fiscal year 2018.

•	Sold a commercial property and adjacent parcel of unimproved land in Bismarck, ND, for an aggregate sale price of $5.5 million.

RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three and Nine Months Ended January 31, 2018 and 2017
The discussion that follows is based on our consolidated results of operations for the three and nine months ended January 31, 2018 and 2017. Information about our same-store property results is contained in the Net Operating Income section below.

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	January 31,		2018 vs. 2017		January 31,		2018 vs. 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Real estate rentals	$42,858	$39,390	$3,468	8.8%	$125,431	$116,386	$9,045	7.8%
Tenant reimbursement	396	838	(442)	(52.7)%	1,949	2,321	(372)	(16.0)%
TOTAL REVENUE	$43,254	$40,228	$3,026	7.5%	$127,380	$118,707	$8,673	7.3%
Property operating expenses, excluding real estate taxes	15,426	14,571	855	5.9%	47,018	41,391	5,627	13.6%
Real estate taxes	4,609	4,048	561	13.9%	13,872	12,179	1,693	13.9%
Depreciation and amortization	18,390	10,787	7,603	70.5%	60,998	33,193	27,805	83.8%
Impairment of real estate investments	—	—	—	n/a	256	54,153	(53,897)	(99.5)%
General and administrative expenses	3,011	4,172	(1,161)	(27.8)%	10,131	11,195	(1,064)	(9.5)%
TOTAL EXPENSES	$41,436	$33,578	$7,858	23.4%	$132,275	$152,111	$(19,836)	(13.0)%
Operating income (loss )	1,818	6,650	(4,832)	(72.7)%	(4,895)	(33,404)	28,509	(85.3)%
Interest expense	(9,236)	(8,832)	(404)	4.6%	(25,876)	(26,033)	157	(0.6)%
Loss on extinguishment of debt	(285)	(458)	173	(37.8)%	(818)	(458)	(360)	78.6%
Interest income	408	272	136	50.0%	628	354	274	77.4%
Other income	25	155	(130)	(83.9)%	288	331	(43)	(13.0)%
Loss before gain on sale of real estate and other investments and income from discontinued operations	(7,270)	(2,213)	(5,057)	228.5%	(30,673)	(59,210)	28,537	(48.2)%
Gain on sale of real estate and other investments	12,387	2,437	9,950	408.3%	17,835	11,292	6,543	57.9%
Income (loss) from continuing operations	5,117	224	4,893	2,184.4%	(12,838)	(47,918)	35,080	(73.2)%
Income from discontinued operations	146,811	24,965	121,846	488.1%	164,626	44,803	119,823	267.4%
NET INCOME (LOSS)	$151,928	$25,189	$126,739	503.2%	$151,788	$(3,115)	$154,903	(4,972.8)%
Net income attributable to noncontrolling interests – Operating Partnership	(16,236)	(2,525)	(13,711)	543.0%	(15,365)	(403)	(14,962)	3,712.7%
Net loss attributable to noncontrolling interests – consolidated real estate entities	413	446	(33)	(7.4)%	1,239	16,585	(15,346)	(92.5)%
Net income attributable to controlling interests	136,105	23,110	112,995	488.9%	137,662	13,067	124,595	953.5%
Dividends to preferred shareholders	(1,766)	(2,503)	737	(29.4)%	(6,864)	(8,260)	1,396	(16.9)%
Redemption of Preferred Shares	(8)	(1,435)	1,427	(99.4)%	(3,657)	(1,435)	(2,222)	154.8%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$134,331	$19,172	$115,159	600.7%	$127,141	$3,372	$123,769	3,670.5%

Revenues.  Revenues for the three months ended January 31, 2018, were $43.3 million compared to $40.2 million in the three months ended January 31, 2017, an increase of $3.0 million or 7.5%. The increase in revenue for the three months ended January 31, 2018, resulted primarily from properties acquired in fiscal year 2018 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue	Three Months Ended January 31, 2018
Increase in revenue from non-same-store multifamily properties	$4,308
Increase in revenue from same-store multifamily properties	1,587
Decrease in revenue from multifamily properties sold in fiscal years 2018 and 2017	(787)
Decrease in revenue from other properties and other properties sold in fiscal years 2018 and 2017	(2,082)
Net increase in total revenue	$3,026
Revenues for the nine months ended January 31, 2018, were $127.4 million compared to $118.7 million for the nine months ended January 31, 2017, an increase of $8.7 million or 7.3%. The increase in revenue for the nine months ended January 31, 2018, resulted primarily from properties acquired or placed in service in fiscal years 2018 and 2017 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue	Nine Months Ended January 31, 2018
Increase in revenue from non-same-store multifamily properties	$9,584
Increase in revenue from same-store multifamily properties	3,925
Decrease in revenue from multifamily properties sold in fiscal years 2018 and 2017	(1,465)
Decrease in revenue from other properties and properties sold in fiscal years 2018 and 2017	(3,371)
Net increase in total revenue	$8,673
Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 5.9% to $15.4 million in the three months ended January 31, 2018, compared to $14.6 million in the same period of the prior fiscal year.  An increase of $554,000 was attributable to non-same-store properties, while expenses at same-store properties increased by $301,000.
Property operating expenses, excluding real estate taxes, increased by 13.6% to $47.0 million in the nine months ended January 31, 2018, compared to $41.4 million in the same period of the prior fiscal year.  Of this increase, $1.9 million was attributable to non-same-store properties, and $3.7 million was attributable to same-store properties.
Real Estate Taxes.  Real estate taxes increased by 13.9% to $4.6 million in the three months ended January 31, 2018, compared to $4.0 million in the same period of the prior fiscal year.  An increase of $278,000 was attributable to non-same store properties, while same-store properties increased by $283,000.
Real estate taxes increased by 13.9% to $13.9 million in the nine months ended January 31, 2018, compared to $12.2 million in the same period of the prior fiscal year.  An increase of $826,000 was attributable to non-same-store properties, while same-store properties realized an increase of $867,000.
Depreciation and Amortization. Depreciation and amortization increased by 70.5% to $18.4 million in the three months ended January 31, 2018, compared to $10.8 million in the same period of the prior fiscal year. This increase was primarily due to a change in the estimated useful lives of our assets.  See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Depreciation and amortization related to real estate investments increased by 83.8% to $61.0 million in the nine months ended January 31, 2018, compared to $33.2 million in the same period of the prior fiscal year. This increase was primarily due to a change in the estimated useful lives of our assets. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.

Impairment of Real Estate Investments.  We recognized no impairment in the three months ended January 31, 2018 and 2017. We recognized $256,000 and $54.2 million of impairment during the nine months ended January 31, 2018 and 2017, respectively. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
General and Administrative Expenses.  General and administrative expenses decreased by 27.8% to $3.0 million in the three months ended January 31, 2018, compared to $4.2 million in the same period of the prior fiscal year, primarily due to decreased salary and benefit costs. General and administrative expenses decreased by 9.5% to $10.1 million in the nine months ended January 31, 2018, compared to $11.2 million in the same period of the prior fiscal year, primarily due to decreased salary and benefit costs of $1.6 million, but partially offset by transition costs of $650,000.
Interest Expense.  Interest expense increased by 4.6% to $9.2 million in the three months ended January 31, 2018, compared to $8.8 million in the same period of the prior fiscal year, due to an increase in the average balance of our outstanding indebtedness. Interest expense decreased by 0.6% to $25.9 million in the nine months ended January 31, 2018, compared to $26.0 million in the same period of the prior fiscal year.
Gain (Loss) on Sale of Real Estate and Other Investments. We recorded in continuing operations net gains of $12.4 million and $2.4 million in the three months ended January 31, 2018 and 2017, respectively. We recorded in continuing operations a net gain of $17.8 million in the nine months ended January 31, 2018, compared to $11.3 million in the same period of the prior fiscal year. Properties sold in the three and nine months ended January 31, 2018 and 2017, are detailed below in the section captioned “Property Acquisitions and Dispositions.”
Income from Discontinued Operations.  We recorded income from discontinued operations of $146.8 million and $25.0 million, respectively, in the three months ended January 31, 2018 and 2017, and $164.6 million and $44.8 million in the nine months ended January 31, 2018 and 2017, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Operating Income
Net Operating Income (“NOI”) is a non-U.S. GAAP measure, which we define as total real estate revenues less property operating expenses and real estate tax expense. We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, and general and administrative expenses.  NOI does not represent cash generated by operating activities in accordance with U.S. GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following table shows real estate revenue, real estate operating expenses, and NOI for the three and nine months ended January 31, 2018 and 2017, respectively, for our multifamily operating segment.  For a reconciliation of NOI to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
The table also shows NOI on a same-store property and non-same-store property basis. Information provided on a same-store properties basis includes the results of multifamily properties that we have owned and operated for the entirety of both periods being compared (except for properties classified as held for sale) and which, in the case of development properties, have achieved a stabilized level of occupancy, which is generally 90%.
For comparison of the three and nine months ended January 31, 2018 and 2017, 27 multifamily properties were non-same-store, of which 11 were held for investment and 16 were sold properties. Of the 11 non-same-store properties held for investment, seven were in-service development properties.
This comparison allows us to evaluate the performance of existing properties and their contribution to net income. Management believes that measuring performance on a same-store property basis is useful to investors because it enables evaluation of how our properties are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing NOI and controlling operating costs. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store properties.

	(in thousands, except percentages)
	Three Months Ended January 31,				Nine Months Ended January 31,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Multifamily
Real estate revenue
Same-store	$32,093	$30,506	$1,587	5.2%	$95,961	$92,036	$3,925	4.3%
Non-same-store	9,186	5,665	3,521	62.2%	23,483	15,364	8,119	52.8%
Total	$41,279	$36,171	$5,108	14.1%	$119,444	$107,400	$12,044	11.2%
Real estate expenses
Same-store	$14,457	$13,829	$628	4.5%	$44,617	$40,077	$4,540	11.3%
Non-same-store	3,774	2,507	1,267	50.5%	9,967	6,704	3,263	48.7%
Total	$18,231	$16,336	$1,895	11.6%	$54,584	$46,781	$7,803	16.7%
Net operating income
Same-store	$17,636	$16,677	$959	5.8%	$51,344	$51,959	$(615)	(1.2)%
Non-same-store	5,412	3,158	2,254	71.4%	13,516	8,660	4,856	56.1%
Total	$23,048	$19,835	$3,213	16.2%	$64,860	$60,619	$4,241	7.0%
Net operating income from other properties	1,426	3,057			5,834	8,520
Property management and casualty(1)	(1,255)	(1,283)			(4,204)	(4,002)
Depreciation/amortization	(18,390)	(10,787)			(60,998)	(33,193)
Impairment of real estate investments	—	—			(256)	(54,153)
General and administrative expenses	(3,011)	(4,172)			(10,131)	(11,195)
Interest expense	(9,236)	(8,832)			(25,876)	(26,033)
Loss on debt extinguishment	(285)	(458)			(818)	(458)
Interest and other income	433	427			916	685
Loss before gain on sale of real estate and other investments and income from discontinued operations	(7,270)	(2,213)			(30,673)	(59,210)
Gain on sale of real estate and other investments	12,387	2,437			17,835	11,292
Income (loss) from continuing operations	5,117	224			(12,838)	(47,918)
Income from discontinued operations	146,811	24,965			164,626	44,803
Net income (loss)	$151,928	$25,189			$151,788	$(3,115)
(1) Consists of off-site costs for property management and casualty-related amounts, which are excluded in our assessment of segment performance.

Occupancy(2)	2018	2017
Same-store	95.2%	92.3%
Non-same-store	90.1%	86.7%
Total	94.3%	91.5%
(2) Occupancy represents the actual number of units leased divided by the total number of units at the end of the period.

Number of Units	2018	2017
Same-store	11,320	11,321
Non-same-store	2,466	1,843
Total	13,786	13,164
Real estate revenue from same-store properties increased by 5.2% or $1.6 million in the three months ended January 31, 2018, compared to the same period in the prior fiscal year.  The increase was primarily attributable to a 0.8% increase in average rental rates and a 4.4% increase in occupancy.
Real estate revenue from same-store properties increased by 4.3% or $3.9 million in the nine months ended January 31, 2018, compared to the same period in the prior fiscal year.  The increase was primarily attributable to a 2.3% increase in average rental rates and a 1.9% increase in occupancy.

Real estate expenses at same-store properties increased by 4.5% or $628,000 in the three months ended January 31, 2018, compared to the same period in the prior fiscal year. The increase was primarily attributable to the previously disclosed change in our capitalization policies, additional costs related to increasing occupancy, real estate tax increases at stabilizing developments, and an increase in levy rates in select markets. The increase was partially offset by a decrease in snow removal costs, a reduction in accruals related to self-funded healthcare costs, and a reduction in the expected real estate tax assessments in North Dakota.
Real estate expenses at same-store properties increased by 11.3% or $4.5 million in the nine months ended January 31, 2018, compared to the same period in the prior fiscal year. The increase was primarily attributable to the previously disclosed change in our capitalization policies, additional costs related to increasing occupancy, real estate tax increases at stabilizing developments, and an increase in levy rates in select markets. The increase was partially offset by a decrease in snow removal costs.
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the third quarter of fiscal year 2018, we acquired one multifamily property for a purchase price of $90.6 million. During the third quarter of fiscal year 2018, we sold two multifamily properties, 27 healthcare properties, and two other commercial properties for a total sale price of $442.8 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the nine-month periods ended January 31, 2018 and 2017. Subsequent to quarter-end, we entered into a purchase agreement to acquire Westend, a 390-unit multifamily apartment community located in downtown Denver, CO, which is expected to close during the fourth quarter of fiscal 2018, and sold a commercial property and adjacent parcel of unimproved land in Bismarck, ND, for an aggregate sale price of $5.5 million. See Note 15 of the Notes to Condensed Consolidated Financial Statements.
FUNDS FROM OPERATIONS
We consider Funds from Operations (“FFO”) to be a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT currently defines FFO as net income or loss attributable to common shareholders computed in accordance with GAAP, adjusted for:

•	gains or losses on sales of previously depreciated operating properties;

•	cumulative effect of changes in accounting principles;

•	impairment write-downs of depreciable real estate assets;

•	write-downs of investments in affiliates due to a decrease in value of depreciable real estate assets held by affiliates;

•	depreciation of real estate assets; and

•	adjustments for unconsolidated partnerships and joint ventures.
Due to limitations of the FFO definition adopted by NAREIT, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition. Effective for the third quarter of fiscal year 2018, we included impairment charges for nondepreciable assets in FFO.
We believe that FFO, which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, thereby providing an additional perspective on our operating results. We believe that GAAP historical cost depreciation of real estate assets generally is not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The exclusion in NAREIT’s definition of FFO of impairment write-downs and gains and losses from the sale of previously depreciated operating real estate assets helps to identify the operating results of the long-term assets that form the base of our investments, and assists management and investors in comparing those operating results between periods. FFO is also used by our management and investors to identify trends in occupancy rates, rental rates and operating costs.
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with U.S. GAAP, and is not necessarily indicative of sufficient cash flow to fund all of our needs or our ability to service indebtedness or make distributions.

FFO applicable to Common Shares and Units for the three months ended January 31, 2018, decreased to $5.8 million compared to $12.7 million for the comparable period ended January 31, 2017, a change of 54.2%, primarily due to prepayment penalties related to mortgages on disposed properties. FFO applicable to Common Shares and Units for the nine months ended January 31, 2018, decreased to $28.3 million compared to $45.0 million for the comparable period ended January 31, 2017, a change of 37.0%, primarily due to prepayment penalties related to mortgages on disposed properties and a reduction in NOI as a result of disposition activity.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended January 31,	2018			2017
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income attributable to controlling interests	$136,105			$23,110
Less dividends to preferred shareholders	1,766			2,503
Less redemption of preferred shares	8			1,435
Net income available to common shareholders	134,331	119,741	$1.12	19,172	121,255	$0.16
Adjustments:
Noncontrolling interests – Operating Partnership	16,236	14,434		2,525	16,120
Depreciation and amortization	19,017			12,933
Gains on depreciable property sales attributable to controlling interests	(163,791)			(21,972)
Funds from operations applicable to common shares and Units	$5,793	$134,175	$0.04	$12,658	$137,375	$0.09

	(in thousands, except per share and unit amounts)
Nine Months Ended January 31,	2018			2017
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income attributable to controlling interests	$137,662			$13,067
Less dividends to preferred shareholders	6,864			8,260
Less redemption of preferred shares	3,657			1,435
Net income available to common shareholders	127,141	120,102	$1.06	3,372	$121,175	$0.03
Adjustments:
Noncontrolling interests – Operating Partnership	15,365	14,768		403	16,229
Depreciation and amortization	67,030			39,341
Impairment of real estate attributable to controlling interests	256			39,190
Gains on depreciable property sales attributable to controlling interests	(181,477)			(37,330)
Funds from operations applicable to common shares and Units	$28,315	$134,870	$0.21	$44,976	$137,404	$0.33
(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)	Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.
DISTRIBUTIONS
The following distributions per Common Share and Unit were paid during the nine months ended January 31, 2018 and 2017:

Month	Fiscal Year 2018	Fiscal Year 2017
July	$0.07	$0.13
October	$0.07	$0.13
January	$0.07	$0.13	(1)
(1)    Includes a special distribution of $.06 per Common Share/Unit

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Financial Condition
We desire to create and maintain a strong balance sheet that offers financial flexibility and enables us to pursue and acquire properties that enhance our portfolio composition, operating metrics, and cash flow growth prospects. We intend to strengthen our capital and liquidity positions by continuing to focus on improving our core fundamentals, which include generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured line of credit, proceeds from property dispositions, offerings of preferred and common stock under our shelf registration statement, and other short-term unsecured borrowings or long-term secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our properties, distributions to the holders of our preferred shares, Common Shares, and Units, value-add redevelopment, and acquisition of additional properties.
We believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands during fiscal year 2018 and fiscal year 2019. Factors that could increase or decrease our future liquidity include, but are not limited to, volatility in capital and credit markets, our ability to access capital and credit markets, the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
Capital Resources and Cash Flows
As of January 31, 2018, we had total liquidity of approximately $174.9 million, which includes $152.2 million available on our line of credit and $22.7 million of cash and cash equivalents. As of April 30, 2017, we had total liquidity of approximately $177.7 million, which included $148.9 million on our line of credit and $28.8 million of cash and cash equivalents.
As of January 31, 2018, we also had restricted cash consisting of $116.8 million of net tax-deferred exchange proceeds remaining from the sale of our healthcare portfolio and $4.5 million of escrows held by lenders for real estate taxes, insurance, and capital additions. As of April 30, 2017, we had restricted cash consisting of $23.7 million of net tax-deferred exchange proceeds remaining from a portion of our senior housing sale, and $4.3 million of escrows held by lenders for real estate taxes, insurance and capital additions.
Our line of credit has total commitments of $300.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool (UAP). Due to the recent disposition of our healthcare properties, the UAP provided for a borrowing capacity of approximately $219.1 million at quarter-end, offering additional borrowing availability of $152.2 million beyond the $67.0 million drawn as of January 31, 2018. At April 30, 2017, the line of credit borrowing capacity was $206.0 million based on the UAP, of which $57.1 million was drawn on the line.
During the quarter ended January 31, 2018, we entered into a $70.0 million unsecured term loan that matures on January 31, 2023. We have the option to increase the credit capacity to $500.0 million (from current aggregate commitments totaling $370.0 million), either by adding additional banks to the facility or obtaining agreements from the existing banks to increase their commitments.
For information regarding our cash flows for the nine months ended January 31, 2018, and 2017, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the nine months ended January 31, 2018, we generated capital from various activities, including:

•	Disposing of 15 multifamily properties, 33 other properties, and one land parcel for total proceeds of approximately $509.6 million;

•	Issuing $103.0 million of 6.625% Series C Cumulative Redeemable Preferred Shares, with net proceeds of approximately $99.5 million; and

•	Closing a $70.0 million term loan that expires in 2023.

During the nine months ended January 31, 2018, we used capital for various activities, including:

•	Acquiring three apartment properties for approximately $244.4 million;

•	Redeeming the full outstanding balance of our 7.95% Series B Cumulative Redeemable Preferred Shares for approximately $115.0 million;

•	Repaying approximately $143.3 million of mortgage principal;

•	Repurchasing approximately 1.2 million Common Shares and redeeming approximately 1.4 million Units for an aggregate total cost of approximately $15.7 million;

•	Seller-financing associated with a disposition of approximately $11.0 million and funding a note receivable for a third-party apartment development of approximately $10.2 million; and

•	Funding multifamily capital expenditures of approximately $10.2 million.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
CRITICAL ACCOUNTING POLICIES
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2017, filed with the SEC on June 28, 2017, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Effective May 1, 2017, we reviewed and changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which these assets will be of economic benefit. Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-30 years, while those that were previously nine years were changed to 5-10 years. There have been no other significant changes to our critical accounting policies during the three or nine months ended January 31, 2018.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use an interest rate swap to offset the impact of interest rate fluctuations on our $70.0 million variable-rate term loan. The swap has a notional amount of $70.0 million, an average pay rate of 2.16%, and a fair value of $359,000. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swap exposes us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
As of January 31, 2018, we had $61.0 million of variable-rate mortgage debt outstanding and $67.0 million of variable-rate borrowings under our line of credit. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $1.3 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount.
Mortgage loan indebtedness decreased by $131.0 million as of January 31, 2018, compared to April 30, 2017, due to loan payoffs and property dispositions. As of January 31, 2018, 89.0% of our $555.9 million of mortgage debt was at fixed rates of interest, with staggered maturities, compared to 91.6% as of April 30, 2017. As of January 31, 2018, the weighted average rate of interest on our mortgage debt was 4.63%, compared to 4.71% on April 30, 2017. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	(in thousands, except for interest rates)
	Remaining Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter	Total	Fair Value
Debt
Fixed Rate	$2,349	$24,387	$93,475	$92,279	$72,191	$210,193	$494,874	$494,251
Average Interest Rate(1)	4.67%	4.47%	4.24%	3.64%	3.35%	3.83%
Variable Rate(2)	$369	$6,678	$53,317	$67,029	$608	$70,000	$198,001	$198,001
Average Interest Rate(1)	3.91%	3.92%	3.98%	3.45%	3.97%	3.42%

(1)	Interest rate is annualized.

(2)	Excludes the effect of the interest rate swap agreement.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended April 30, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
During the third quarter of fiscal year 2018, we did not issue any unregistered Common Shares to limited partners of the Operating Partnership.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
On January 2, 2018, we filed a Form 8-K to report the completion of the sale of 25 medical office buildings to Harrison Street Real Estate LLC (the "Purchaser"). These properties were sold pursuant to the terms of a Purchase and Sale Agreement, dated as of November 30, 2017, as subsequently amended, between IRET and the Purchaser, which transaction was reported on a Form 8-K dated November 30, 2017. Although the transactions were reported in a timely manner, we neglected to update the Date of Report (which is included on the cover page) of the Form 8-K that was filed on January 2, 2018. As a result, that cover page read "November 30, 2017" rather than "January 2, 2018."

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

10.1*
Purchase and Sale Agreement, by and between IRET Properties, A North Dakota Limited Partnership, together with certain affiliates set forth therein, and Harrison Street Real Estate, LLC, a Delaware limited liability company, dated November 30, 2017.

10.2*
First Amendment to Purchase and Sale Agreement, by and between IRET Properties, A North Dakota Limited Partnership, together with certain affiliates set forth therein, and Harrison Street Real Estate, LLC, a Delaware limited liability company, dated December 22, 2017.

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

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) notes to these condensed consolidated financial statements.

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

Date: March 12, 2018