Form 10-Q
period 2018-07-31
INVESTORS REAL ESTATE TRUST
filed 2018-09-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
or
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
The number of common shares of beneficial interest outstanding as of August 31, 2018, was 119,507,149.

PART I
ITEM 1. FINANCIAL STATEMENTS - FIRST QUARTER - FISCAL 2019
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	July 31, 2018	April 30, 2018
ASSETS
Real estate investments
Property owned	$1,636,233	$1,669,764
Less accumulated depreciation	(326,772)	(311,324)
	1,309,461	1,358,440
Unimproved land	7,926	11,476
Mortgage loans receivable	10,530	10,329
Total real estate investments	1,327,917	1,380,245
Cash and cash equivalents	16,261	11,891
Restricted cash	4,103	4,225
Other assets	27,885	30,297
TOTAL ASSETS	$1,376,166	$1,426,658
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	28,112	29,018
Revolving line of credit	130,000	124,000
Term loan, net of unamortized loan costs of $460 and $486, respectively	69,540	69,514
Mortgages payable, net of unamortized loan costs of $1,998 and $2,221, respectively	464,557	509,919
TOTAL LIABILITIES	$692,209	$732,451
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,230	6,644
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 4,118 shares issued and outstanding at July 31, 2018 and April 30, 2018, aggregate liquidation preference of $102,971)	99,456	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 119,507 shares issued and outstanding at July 31, 2018 and 119,526 shares issued and outstanding at April 30, 2018)	899,708	900,097
Accumulated distributions in excess of net income	(402,190)	(395,669)
Accumulated other comprehensive income	$1,987	$1,779
Total shareholders’ equity	598,961	605,663
Noncontrolling interests – Operating Partnership (13,895 units at July 31, 2018 and 14,099 units at April 30, 2018)	71,390	73,012
Noncontrolling interests – consolidated real estate entities	7,376	8,888
Total equity	$677,727	$687,563
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY	$1,376,166	$1,426,658
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended July 31,
	2018	2017
REVENUE	$45,946	$40,978
EXPENSES
Property operating expenses, excluding real estate taxes	14,459	12,874
Real estate taxes	5,070	4,653
Property management expense	1,367	1,356
Casualty loss	225	485
Depreciation and amortization	18,612	25,338
Impairment of real estate investments	—	256
General and administrative expenses	3,870	4,002
TOTAL EXPENSES	$43,603	$48,964
Operating income (loss)	2,343	(7,986)
Interest expense	(8,385)	(8,131)
Loss on extinguishment of debt	(552)	(199)
Interest income	481	21
Other income	35	207
Loss before gain on sale of real estate and other investments and income from discontinued operations	(6,078)	(16,088)
Gain on sale of real estate and other investments	9,224	124
Income (loss) from continuing operations	3,146	(15,964)
Income (loss) from discontinued operations	570	2,685
NET INCOME (LOSS)	$3,716	$(13,279)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(135)	1,644
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(665)	371
Net income (loss) attributable to controlling interests	2,916	(11,264)
Dividends to preferred shareholders	(1,705)	(2,286)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,211	$(13,550)
Earnings (loss) per common share from continuing operations – basic and diluted	$0.01	$(0.13)
Earnings per common share from discontinued operations – basic and diluted	—	$0.02
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.01	$(0.11)
DIVIDENDS PER COMMON SHARE	$0.07	$0.07
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three months ended July 31,
	2018	2017
Net income (loss)	$3,716	$(13,279)
Other comprehensive income:
Unrealized gain from derivative instrument	208	—
Loss on derivative instrument reclassified into earnings	29	—
Total comprehensive income (loss)	$3,953	$(13,279)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	(157)	1,644
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(665)	371
Comprehensive income (loss) attributable to controlling interests	$3,131	$(11,264)

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)
for the three months ended July 31, 2018 and 2017

	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2017	$111,357	121,199	$908,905	$(466,541)	—	$82,437	$636,158
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(11,264)		(1,844)	(13,108)
Distributions – common shares and units				(8,444)		(1,065)	(9,509)
Distributions – Series B preferred shares				(2,286)			(2,286)
Shares issued and share-based compensation		75	469				469
Redemption of units for cash						(5,735)	(5,735)
Shares repurchased		(682)	(3,936)				(3,936)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(20)	(20)
Other		(5)	(29)				(29)
Balance July 31, 2017	$111,357	120,587	$905,409	$(488,535)	—	$73,773	$602,004

Balance April 30, 2018	$99,456	119,526	$900,097	$(395,669)	$1,779	$81,900	$687,563
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Balance on May 1, 2018	$99,456	119,526	$900,097	$(395,042)	$1,779	$81,900	$688,190
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				2,916		964	3,880
Other comprehensive income - derivative instrument					208		208
Distributions – common shares and units				(8,359)		(987)	(9,346)
Distributions – Series C preferred shares				(1,705)			(1,705)
Shares issued and share-based compensation		24	320				320
Redemption of units for common shares		114	291			(291)	—
Redemption of units for cash						(479)	(479)
Shares repurchased		(119)	(615)				(615)
Partial acquisition of noncontrolling interests - consolidated real estate entities			(178)			150	(28)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(2,099)	(2,099)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests - consolidated real estate entities						(392)	(392)
Other		(38)	(207)				(207)
Balance July 31, 2018	$99,456	119,507	$899,708	$(402,190)	$1,987	$78,766	$677,727
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,716	$(13,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	18,944	25,616
Depreciation and amortization from discontinued operations, including amortization of capitalized loan costs	—	3,622
Gain on sale of real estate, land, other investments and discontinued operations	(9,794)	(124)
Loss on extinguishment of debt	482	133
Share-based compensation expense	114	376
Impairment of real estate investments	—	256
Other, net	399	171
Changes in other assets and liabilities:
Other assets	850	950
Accounts payable and accrued expenses	13	(1,974)
Net cash provided by operating activities	$14,724	$15,747
CASH FLOWS FROM INVESTING ACTIVITIES
Principal proceeds on mortgage loans receivable	425	—
Increase in notes receivable	(736)	(3,000)
Proceeds from sale of real estate and other investments	49,276	3,300
Insurance proceeds received	632	542
Payments for acquisitions of real estate assets	(585)	(61,734)
Payments for development and re-development of real estate assets	—	(2,219)
Payments for improvements of real estate assets	(5,094)	(4,984)
Payments for improvements of real estate assets from discontinued operations	—	(503)
Net cash provided by (used by) investing activities	$43,918	$(68,598)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable, including prepayment penalties	(46,150)	(25,406)
Proceeds from revolving lines of credit	27,000	72,350
Principal payments on revolving lines of credit	(21,000)	(3,500)
Proceeds from construction debt	—	1,606
Repurchase of common shares	(615)	(3,936)
Repurchase of partnership units	(480)	(5,735)
Distributions paid to common shareholders	(8,358)	(8,444)
Distributions paid to preferred shareholders	(1,705)	(2,285)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(987)	(1,065)
Distributions paid to noncontrolling interests – consolidated real estate entities	(2,099)	(20)
Net cash provided by (used by) financing activities	$(54,394)	$23,565
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,248	(29,286)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	16,116	56,800
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$20,364	$27,514
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

	(in thousands)
	Three Months Ended July 31,
	2018	2017
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating partnership units converted to shares	$291	$—
Decrease to accounts payable included within real estate investments	(806)	(1,377)
Notes and accounts receivable converted to equity	670	—
Construction debt reclassified to mortgages payable	—	23,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,014	$8,125
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended July 31, 2018 and 2017
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of July 31, 2018, we owned interests in 87 apartment communities consisting of 13,703 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, A North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying condensed consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. Our fiscal year ends on April 30.
The condensed consolidated financial statements also reflect the Operating Partnership's ownership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into our operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
PRIOR PERIOD FINANCIAL STATEMENT CORRECTION OF AN IMMATERIAL MISSTATEMENT
During the first quarter of fiscal year 2019, we identified certain adjustments required to correct balances within total equity related to noncontrolling interests in our joint venture entities. Related to our acquisition of additional ownership interest in the joint venture entities, noncontrolling interest - consolidated real estate entities was understated and common shares of beneficial interest was overstated beginning in fiscal year 2017. The adjustments did not impact total assets, total liabilities, revenue, net income, net income available to common shareholders, number of common shares, or earnings per share.
Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), we determined that these errors were immaterial to the previously-issued financial statements. The misstatement was corrected in the condensed consolidated balance sheets as of April 30, 2018 and the condensed consolidated statements of equity as of April 30, 2018 and 2017 and July 31, 2017.
The effect of these revisions on our condensed consolidated balance sheet is as follows:

	(in thousands)
	As previously reported at April 30, 2018	Adjustment	As revised at April 30, 2018
Common shares of beneficial interest	$907,843	$(7,746)	$900,097
Noncontrolling interests - consolidated real estate entities	1,078	7,810	8,888
Redeemable noncontrolling interests - consolidated real estate entities	6,708	(64)	6,644
The effect of these revisions on our condensed consolidated statements of equity is as follows:

	(in thousands)
	As previously reported at April 30, 2018	Adjustment	As revised at April 30, 2018
Common shares of beneficial interest	$907,843	$(7,746)	$900,097
Nonredeemable noncontrolling interests	74,090	7,810	81,900

	(in thousands)
	As previously reported at April 30, 2017	Adjustment	As revised at April 30, 2017
Common shares of beneficial interest	$916,121	$(7,216)	$908,905
Nonredeemable noncontrolling interests	75,157	7,280	82,437

	(in thousands)
	As previously reported at July 31, 2017	Adjustment	As revised at July 31, 2017
Common shares of beneficial interest	$912,625	$(7,216)	$905,409
Nonredeemable noncontrolling interests	66,493	7,280	73,773
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, as filed with the SEC on June 28, 2018.
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
TAX CUTS AND JOBS ACT OF 2017
The Tax Cuts and Jobs Act of 2017 was passed on December 22, 2017. This Act includes a number of changes to the corporate income tax system, including (1) a reduction in the statutory federal corporate income tax rate from 35% to 21% for non-REIT “C” corporations, (2) changes to deductions for certain pass-through business income, and (3) potential limitations on interest expense, depreciation, and the deductibility of executive compensation. As a REIT, we generally will not be subject to federal income tax on our taxable income at the corporate level and do not believe that any of the changes from the 2017 Tax Cut and Jobs Act of 2007 will have a material impact on our consolidated financial statements. However, the impact of this Act is not yet fully known, and there can be no assurance that it will not have an adverse impact on our results of operations.
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of recent accounting standards updates (“ASUs”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers
This ASU will eliminate the transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach for determining revenue recognition. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied.

This ASU is effective for annual reporting periods beginning after December 15, 2017, as a result of a deferral of the effective date arising from the issuance of ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. Early adoption is permitted. We adopted the new standard effective May 1, 2018 using the modified retrospective approach.

The majority of our revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASC 840, Leases. Our other revenue streams, which were evaluated under this ASU, include but are not limited to other income from residents determined not to be within the scope of ASC 840 and gains and losses from real estate dispositions. Refer to the Revenues section below for information regarding the impact of adopting the standard on our condensed consolidated financial statements.

ASU 2016-02, Leases	This ASU amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting.	This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.
We expect our residential leases, where we are the lessor, will continue to be accounted for as operating leases under the new standard. As a result, we do not expect significant changes in the accounting for lease revenue. For leases where we are the lessee, we will recognize a right of use asset and related lease liability on our consolidated balance sheets upon adoption. We are continuing to evaluate the impact the new standard may have on our consolidated financial statements.

ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments
This ASU addresses eight specific cash flow issues with the objective of reducing diversity in practice.  The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims.
This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the new standard effective May 1, 2018.
The standard requires we present combined inflows and outflows of cash, cash equivalents, and restricted cash in the consolidated statement of cash flows. See additional disclosures regarding the required change below.

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

This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted the new standard effective May 1, 2018 using the modified retrospective approach.
Refer to the Revenues section below for information regarding the impact of adopting the standard on our condensed consolidated financial statements.
ASU 2018-10, Codification Improvements to Topic 842, Leases	This ASU was issued to increase shareholders' awareness of narrow aspects of the guidance issued in the amendments and to expedite the improvements under ASU 2016-02.	This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
ASU 2018-11, Leases: Targeted Improvements
This ASU allows lessors to account for lease and non-lease components, by class of underlying assets, as a single lease component is certain criteria are met. The new standard also indicates that companies are permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other practical expedients.
		This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.

RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the condensed consolidated statement of operations, total assets, liabilities, or equity as reported in the condensed consolidated balance sheets and total shareholders' equity. We report in discontinued operations the results of operations and the related gains or losses of properties that have either been disposed or classified as held for sale and for which the disposition represents a strategic shift that has or will have a major effect on our operations and financial results.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Effective May 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments which affects the presentation and disclosure of the statements of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted cash and unrestricted cash as operating, financing, and investing cash activities based upon the required or intended purpose for the restricted cash. We have revised our condensed consolidated statements of cash flows for the three months ended July 31, 2017 to conform to this presentation, and the effect of the revisions to net cash flows from operating and investing activities as previously reported for the three months ended July 31, 2017 are summarized in the following table:

	(in thousands)
	As previously reported	Impact of ASU	As adjusted and currently reported
	July 31, 2017	2016-15	July 31, 2017
Net cash provided by operating activities	$15,828	$(81)	$15,747
Net cash provided by investing activities	(44,544)	(24,054)	(68,598)
Net cash provided by financing activities	23,698	(133)	23,565

Net increase (decrease) in cash, cash equivalents	(5,018)	5,018	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(29,286)	(29,286)

Cash and cash equivalents at beginning of period	28,819	(28,819)	—
Cash, cash equivalents, and restricted cash at beginning of period	—	56,800	56,800
Cash and cash equivalents at end of period	$23,801
Cash, cash equivalents, and restricted cash at end of period		$3,713	$27,514

	(in thousands)
Balance sheet description	July 31, 2018	July 31, 2017
Cash and cash equivalents	16,261	23,801
Restricted cash	4,103	3,713
Total cash, cash equivalents and restricted cash	20,364	27,514
As of July 31, 2018, restricted cash consisted of $4.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
REVENUES
We adopted ASU 2014-09, Revenue from Contracts with Customers, as of May 1, 2018. We elected to apply the new standard to contracts that are not complete as of May 1, 2018. We also elected to omit disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Under the new standard, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration the company expects to be entitled for those goods and services.
We primarily lease multifamily apartments under operating leases generally with terms of one year or less. Rental revenues are recognized in accordance with ASC 840, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 94.7% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 5.3% of our total revenue and are primarily driven by utility reimbursement from our residents, which is typically recognized at a point in time, and other fee revenue, which is primarily recognized at a point in time.
Revenue streams that are included in ASU 2014-09 include:

•
Other property revenues: We recognize revenue for new rental related income not included as a component of a lease, such as utility reimbursement and application fees, as earned, and have concluded that this is appropriate under the new standard.

•
Gains or losses on sales of real estate: Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. As a result, we may recognize a gain on real estate disposition transactions that previously did not qualify as a sale or for full profit recognition under the previous accounting standard.

We concluded that the adoption of the new standard required a cumulative adjustment of $627,000 to the opening balance of retained earnings as of May 1, 2018 due to the sale of a group of properties in the prior fiscal year. The sale of properties was previously accounted for using the installment method. Under the installment method, we recorded a mortgage receivable net of the deferred gain on sale, which was to be recognized as payments were received. The gain on sale under the new revenue standard is recognized when control of the assets is transferred to the buyer. As a result of our adoption of the new standard, we recorded a cumulative adjustment to retained earnings and increased the mortgage receivable for $627,000 to recognize the previously deferred gain on sale.
The following table presents the disaggregation of revenue streams of our rental income for the three months ended July 31, 2018:

		(in thousands)
		Three Months Ended July 31, 2018
Revenue Stream	Applicable Standard	Amount of Revenue	Percent of Revenue
Rental revenue	Leases	43,514	94.7%
Other property revenue	Revenue Recognition	2,432	5.3%
		45,946	100.0%

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
During the three months ended July 31, 2018, we recorded no impairment charges.
During the three months ended July 31, 2017, we recognized impairment charges of $256,000 on a parcel of land in Bismarck, ND. This property was written down to estimated fair value during the first quarter of fiscal year 2018 based on receipt of a market offer to purchase and our intent to dispose of the property. We disposed of the property during the second quarter of fiscal year 2018.

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
During fiscal years 2016, 2017, and 2018, we disposed of the bulk of our office, retail, industrial, and healthcare portfolios. In the first quarter of fiscal year 2018, we determined it was appropriate to review and adjust our estimated useful lives to be specific to our remaining asset portfolio. Effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which they will be of economic benefit.  Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-37 years, while those that were previously nine years were changed to 5-10 years. The effect of this change in estimate for the three months ended July 31, 2017, was to increase depreciation expense by approximately $14.4 million, decrease net income by $14.4 million, and decrease earnings per share by $0.11. Of the expense increase, $9.0 million, or $0.07 per share, represented depreciation on assets that were fully depreciated under the new estimated useful lives in the first quarter of fiscal year 2018.
MORTGAGE RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily properties in exchange for cash and a note secured by a mortgage on the assets. As of July 31, 2018, the remaining balance on the mortgage was $10.5 million. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the three months ended July 31, 2018, we received and recognized approximately $202,000 of interest income. During the three months ended July 31, 2018, we received a payment of $425,000 to pay down the balance of the mortgage receivable and released one of the 13 properties from the assets used to secure the mortgage.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. As of July 31, 2018, we had funded the full loan balance, which appears in other assets on our Condensed Consolidated Balance Sheets. The note bears an interest rate of 6%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date.
VARIABLE INTEREST ENTITY
We have determined that our Operating Partnership is a variable interest entity (“VIE”), as the limited partners lack substantive kick-out rights and substantive participating rights. Certain of our less-than-wholly-owned real estate entities are also VIEs. We are the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs and have both the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because our Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“Common Shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) under our 2015 Incentive Plan, which could have a dilutive effect on our earnings per share upon exercise of the RSUs. Other than the issuance of RSUs, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”).  Upon the exercise of Exchange Rights, and in our sole discretion, we may issue Common Shares in exchange for Units on a one-for-one basis. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended July 31, 2018 and 2017:

	(in thousands, except per share data)
	Three Months Ended July 31,
	2018	2017
NUMERATOR
Income (loss) from continuing operations – controlling interests	$2,405	$(13,651)
Income from discontinued operations – controlling interests	511	2,387
Net income (loss) attributable to controlling interests	2,916	(11,264)
Dividends to preferred shareholders	(1,705)	(2,286)
Redemption of preferred shares	—	—
Numerator for basic earnings (loss) per share – net income available to common shareholders	1,211	(13,550)
Noncontrolling interests – Operating Partnership	135	(1,644)
Numerator for diluted earnings (loss) per share	$1,346	$(15,194)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	119,245	120,421
Effect of redeemable operating partnership units	14,026	15,128
Denominator for diluted earnings per share	133,271	135,549
Earnings (loss) per common share from continuing operations – basic and diluted	$0.01	$(0.13)
Earnings per common share from discontinued operations – basic and diluted	—	0.02
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.01	$(0.11)
Performance-based restricted stock awards of 248,000 and 115,000 for the three months ended July 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common stock for the periods presented and, therefore, were anti-dilutive. Refer to Note 13 - Share-Based Compensation for discussion of the terms for these awards.
NOTE 4 • EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 13.9 million Units at July 31, 2018 and 14.1 million Units at April 30, 2018.
Common Shares and Equity Awards. Common Shares outstanding on July 31, 2018 and April 30, 2018, totaled 119.5 million and 119.5 million, respectively. There were 43,000 shares issued under our 2015 Incentive Award Plan during the three months ended July 31, 2018, with a total grant-date fair value of $264,000. During the three months ended July 31, 2017, we issued 75,000 restricted Common Shares, with a total grant-date fair value of $445,000. These shares are issued under our 2015 Incentive Award Plan for executive officer and trustee share-based compensation. These shares vest based on performance and service criteria.
Exchange Rights. Pursuant to the exercise of Exchange Rights, during the three months ended July 31, 2018, we redeemed 90,000 Units for an aggregate cost of $480,000, at an average price per Unit of $5.31.  During the three months ended July 31, 2017, we redeemed 960,000 Units for an aggregate cost of $5.7 million, at an average price per Unit of $5.97. During the three months ended July 31, 2018, we redeemed 114,000 Units in exchange for common shares in connection with Unitholders exercising their Exchange Rights, with a total book value of $291,000. During the three months ended July 31, 2017, we redeemed no Units in exchange for common shares.
Share Repurchase Program. On December 7, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our Common Shares over a one-year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for an additional one-year period.  Under this program, we may repurchase Common Shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time.  During the three months ended July 31, 2018, we repurchased and retired 118,000 common shares for an aggregate cost of $615,000, including commissions, at an average price per share of $5.20.  During the three months ended July 31, 2017, we repurchased and retired 682,000 common shares for an aggregate cost of $3.9 million, including commissions, at an average price per share of $5.77. As of July 31, 2018, $34.9 million remained available under the $50 million authorized share repurchase program.
NOTE 5 • SEGMENT REPORTING
We operate in a single reportable segment, which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property's operating results to make decisions about resources to be allocated and to assess performance. We do not group our operations based on geography, size, or type. Our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, our apartment communities are aggregated into a single reportable segment.
Prior to the third quarter of fiscal year 2018, we reported our results in two reportable segments: multifamily and healthcare. We sold substantially all of our healthcare portfolio during the third quarter of fiscal year 2018 and classified it as discontinued operations (see Note 7 for additional information). Healthcare no longer meets the quantitative thresholds for reporting as a separate reportable segment and therefore is included in “all other” with other non-multifamily properties. As of July 31, 2018, we no longer own any healthcare properties.
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
The revenues and NOI for the multifamily reportable segment are summarized as follows for the three-month periods ended July 31, 2018 and 2017, respectively, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended July 31, 2018	Multifamily	All Other	Total
Real estate revenue	$43,089	$2,857	$45,946
Real estate expenses	18,486	1,043	19,529
Net operating income	$24,603	$1,814	$26,417
Property management expenses			(1,367)
Casualty loss			(225)
Depreciation and amortization			(18,612)
General and administrative expenses			(3,870)
Interest expense			(8,385)
Loss on debt extinguishment			(552)
Interest and other income			516
Loss before gain on sale of real estate and other investments and income from discontinued operations			(6,078)
Gain on sale of real estate and other investments			9,224
Income (loss) from continuing operations			3,146
Income (loss) from discontinued operations			570
Net income (loss)			$3,716

	(in thousands)
Three Months Ended July 31, 2017	Multifamily	All Other	Total
Real estate revenue	$35,999	$4,979	$40,978
Real estate expenses	15,734	1,793	17,527
Net operating income	$20,265	$3,186	$23,451
Property management expenses			(1,356)
Casualty loss			(485)
Depreciation and amortization			(25,338)
Loss on impairment			(256)
General and administrative expenses			(4,002)
Interest expense			(8,131)
Loss on debt extinguishment			(199)
Interest and other income			228
Loss before gain on sale of real estate and other investments and income from discontinued operations			(16,088)
Gain on sale of real estate and other investments			124
Income (loss) from continuing operations			(15,964)
Income (loss) from discontinued operations			2,685
Net income (loss)			$(13,279)
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of July 31, 2018, and April 30, 2018, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of July 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,576,345	$59,888	$1,636,233
Less accumulated depreciation	(309,862)	(16,910)	(326,772)
Total property owned	$1,266,483	$42,978	$1,309,461
Cash and cash equivalents			16,261
Restricted cash			4,103
Other assets			27,885
Unimproved land			7,926
Mortgage loans receivable			10,530
Total Assets			$1,376,166

	(in thousands)
As of April 30, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,606,421	$63,343	$1,669,764
Less accumulated depreciation	(294,477)	(16,847)	(311,324)
Total property owned	$1,311,944	$46,496	$1,358,440
Cash and cash equivalents			11,891
Restricted cash			4,225
Other assets			30,297
Unimproved land			11,476
Mortgage loans receivable			10,329
Total Assets			$1,426,658

NOTE 6 • COMMITMENTS AND CONTINGENCIES
Litigation.  We are subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of our business, most of which are covered by liability insurance. Various resident claims are also brought periodically, most of which are covered by insurance. While resolution of these matters cannot be predicted with certainty, management believes that the final outcome of these claims and  legal proceedings will not have a material effect on our liquidity, financial position, cash flows, or results of operations.
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
Restrictions on Taxable Dispositions.  Twenty-five of our properties, consisting of 4,195 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $548.6 million at July 31, 2018.  We do not believe that these agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders' best interests to dispose of such properties, we generally seek to structure sale of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code (the "Code").
If we decide to sell one or more of these properties and are unable to structure sales of such properties as tax deferred transactions under Section 1031 of the Code, we may be required to provide tax indemnification payments to the parties to these agreements.
NOTE 7 • DISCONTINUED OPERATIONS
We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205, "Presentation of Financial Statements," and ASC 360, "Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." Under this standard, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.
We classified no new dispositions or properties held for sale as discontinued operations during the three months ended July 31, 2018 and 2017.

The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three months ended July 31, 2018 and 2017, respectively:

	(in thousands)
	Three Months Ended July 31,
	2018	2017
REVENUE	$—	$11,955
EXPENSES
Property operating expenses, excluding real estate taxes	—	2,257
Real estate taxes	—	1,961
Property management	—	72
Depreciation and amortization	—	3,589
Impairment of real estate investments	—	—
TOTAL EXPENSES	$—	$7,879
Operating income	—	4,076
Interest expense	—	(1,985)
Loss on extinguishment of debt	—	—
Interest income	—	544
Other income	—	50
Income from discontinued operations before gain on sale	—	2,685
Gain on sale of discontinued operations	570	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$570	$2,685
As of July 31, 2018 and April 30, 2018, we had no assets or liabilities classified as held for sale.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
We added no new real estate property to our portfolio through property acquisitions during the three months ended July 31, 2018, compared to $61.5 million in the three months ended July 31, 2017. Our acquisitions during the three months ended July 31, 2017 are detailed below.
Three Months Ended July 31, 2017

	Date Acquired	(in thousands)
		Total Acquisition Cost	Investment Allocation
Acquisitions			Land	Building	Intangible Assets
Multifamily
191 unit - Oxbo - St. Paul, MN(1)	May 26, 2017	$61,500	$5,809	$54,910	$781

Total Property Acquisitions		$61,500	$5,809	$54,910	$781

(1)	Property includes 11,477 square feet of retail space.
PROPERTY DISPOSITIONS
During the three months ended July 31, 2018, we sold three apartment communities, two commercial properties, and two parcels of land for a total sale price of $49.1 million. During the three months ended July 31, 2017, we sold one commercial property for a total sale price of $3.4 million. The following table details our dispositions for the three months ended July 31, 2018 and 2017:

Three Months Ended July 31, 2018

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
44 unit - Dakota Commons - Williston, ND	July 26, 2018	$4,420	$3,878	$542
145 unit - Williston Garden - Williston, ND(1)	July 26, 2018	12,310	11,313	997
288 unit - Renaissance Heights - Williston, ND(2)	July 26, 2018	24,770	17,856	6,914
		41,500	33,047	8,453

Other
7,849 sq ft Minot Southgate Retail - Minot, ND	July 12, 2018	$1,925	$2,056	$(131)
9,052 sq ft Fresenius - Duluth, MN	July 27, 2018	1,900	1,078	$822
		3,825	3,134	691

Unimproved Land
Grand Forks - Grand Forks, ND	July 16, 2018	$3,000	$2,986	$14
Renaissance Heights - Williston, ND(3)	July 26, 2018	750	684	66
		3,750	3,670	80

Total Property Dispositions		$49,075	$39,851	$9,224

(1)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 74.11%. The joint venture is consolidated in our financial statements.

(2)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 87.14%. The joint venture is consolidated in our financial statements.

(3)	This parcel of land was owned by a joint venture entity in which we had an interest of approximately 70.00%. The joint venture is consolidated in our financial statements.

Three Months Ended July 31, 2017

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	May 15, 2017	$3,440	$3,332	$108

Total Property Dispositions		$3,440	$3,332	$108
NOTE 9 • DEBT
As of July 31, 2018, we owned 94 properties, of which 53 multifamily and other properties (with a carrying amount of $593.7 million) served as collateral for mortgage loans. The majority of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of July 31, 2018, we believe that there are no material defaults or compliance issues with respect to any mortgages payable.

The aggregate amount of required future principal payments on mortgages payable as of July 31, 2018, is as follows:

(in thousands)
Year Ended April 30,	Mortgage Loans
2019	$7,442
2020	86,400
2021	92,179
2022	70,506
2023	27,494
Thereafter	182,534
Total payments	$466,555
As noted above, as of July 31, 2018, we owned 41 multifamily and other properties that were not encumbered by mortgages, with 30 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $300.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). The UAP currently provides for a borrowing capacity of $300.0 million, providing additional borrowing availability of $170.0 million beyond the $130.0 million drawn as of July 31, 2018. This credit facility matures on January 31, 2021, with one twelve-month option to extend the maturity date at our election.
Subsequent to quarter-end, we amended our existing term loan and line of credit and added a new term loan. Refer to "Note 15 - Subsequent Events" for further information.
During the fiscal year ended April 30, 2018, we entered into a $70.0 million unsecured term loan, which matures on January 31, 2023. We maintain a $200.0 million option that can be accessed by increasing lending commitments under the current agreement.
The interest rates on the line of credit and term loan are based, at our option, on the lender's base rate plus a margin, ranging from 60-125 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 160-225 basis points based on our consolidated leverage. Our line of credit and term loan are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of July 31, 2018.
We also have a $6.0 million operating line of credit. This operating line of credit is designated to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of July 31, 2018 and April 30, 2018, we have no outstanding balance on this operating line.
The following table summarizes our indebtedness at July 31, 2018:

	(in thousands)
	July 31, 2018	April 30, 2018	Weighted Average Maturity in Years
Unsecured line of credit	$130,000	$124,000	3.0
Term loan	70,000	70,000	4.0
Unsecured debt	200,000	194,000
Mortgages payable - fixed	466,555	489,401	5.4
Mortgages payable - variable	—	22,739
Total debt	$666,555	$706,140	4.9
Weighted average interest rate on unsecured line of credit	3.83%	3.35%
Weighted average interest rate on term loan (rate with swap)	3.86%	3.86%
Weighted average interest rate on mortgages payable	4.65%	4.69%

NOTE 10 • DERIVATIVE INSTRUMENT
Our objective in using an interest rate derivative is to hedge our exposure to the variability in cash flows of our floating-rate debt. To accomplish this objective, we entered into an interest rate swap contract to fix the variable interest rate on our term loan. The interest rate swap had a $70.0 million notional amount and qualified as a cash flow hedge.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which we adopted on November 1, 2017, the ineffective portion of a hedging instrument is no longer required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loan.
The gain recognized in other comprehensive income for the three months ended July 31, 2018, was $208,000, and the amount reclassified from accumulated other comprehensive income into interest expense during this period was $29,000. At July 31, 2018 and April 30, 2018, the fair value of our interest rate swap included in other assets on our Condensed Consolidated Balance Sheets was $2.0 million and $1.8 million, respectively.
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
In determining the fair value of other financial instruments, we apply FASB ASC 820, "Fair Value Measurement and Disclosures," or ASC 820.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
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

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
July 31, 2018
Derivative instrument - interest rate swap	Other Assets	$1,987	—	$1,987	—

April 30, 2018
Derivative instrument - interest rate swap	Other Assets	$1,779	—	$1,779	—

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at July 31, 2018.  Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2018, consisted of real estate investments that were written-down to estimated fair value during fiscal year 2018. See Note 2 for additional information on impairment losses recognized during fiscal year 2018. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
April 30, 2018
Real estate investments	$52,145	—	—	$52,145
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
The estimated fair values of our financial instruments as of July 31, 2018, and April 30, 2018, respectively, are as follows:

	(in thousands)
	July 31, 2018		April 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$16,261	$16,261	$11,891	$11,891
FINANCIAL LIABILITIES
Other debt, including other debt related to assets held for sale	—	—	$—	$—
Revolving line of credit	$130,000	$130,000	$124,000	$124,000
Term loan(1)	$70,000	$70,000	$70,000	$70,000
Mortgages payable	$466,555	$465,445	$509,919	$510,803

(1)	Excluding the effect of the interest rate swap agreement.

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

(in thousands)
Balance at April 30, 2018	$6,708
Net income	(478)
Balance at July 31, 2018	$6,230
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted and restricted common shares, and RSUs up to an aggregate of 4,250,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a revised long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
Fiscal Year 2019 LTIP Awards
Awards granted to trustees on July 20, 2018, consist of 64,972 time-based RSU awards. All of these awards are classified as equity awards. The time-based RSUs vest on July 20, 2019.
Awards granted to management on July 20, 2018, consist of time-based RSU awards for 74,920 shares and performance RSU awards based on total shareholder return (“TSR”), for 149,846 shares.  All of these awards are classified as equity awards. The time-based RSU awards vest as to one-third of the shares on each of July 20, 2019, April 30, 2020, and April 30, 2021.
The TSR performance RSU awards are earned based on our TSR as compared to the MSCI U.S. REIT Index over a forward-looking three-year period. The maximum number of RSUs eligible to be earned under this performance based award is 299,692 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the performance RSU awards were an expected volatility of 28.6%, a risk-free interest rate of 2.66%, and an expected life of 2.78 years. The share price at the grant date, July 20, 2018, was $5.36 per share.
Total Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $265,000 and $376,000 for the three months ended July 31, 2018 and 2017, respectively.
NOTE 14 • RELATED PARTY TRANSACTIONS
Transactions with BMO Capital Markets
We have an historical and ongoing relationship with BMO Capital Markets (“BMO”). On July 17, 2017, we engaged BMO to provide financial advisory services in connection with the proposed disposition of our healthcare property portfolio. A family member of Mark O. Decker, Jr., our President and Chief Executive Officer, is an employee of BMO and could have an indirect material interest in any such engagement and related transaction(s). The Board pre-approved the engagement of BMO. During the quarter ended January 31, 2018, we completed the disposition of 27 healthcare properties and paid BMO a transaction fee of $1.8 million in connection with this engagement.
NOTE 15 • SUBSEQUENT EVENTS
Subsequent to quarter end, we amended our primary unsecured credit facility (see Note 9 - Debt) to:

•
increase the overall unsecured facility from $370.0 million to $395.0 million, reallocating the commitment for the revolving line of credit to $250.0 million and the remaining $145.0 million between two term loans;

•	extend the maturity of the revolving line of credit to August 2022;

•	extend the existing $70.0 million unsecured term loan maturity to January 2024;

•	add a new $75.0 million, 7-year unsecured term loan maturing in August 2025; and

•	reduce the margin pricing on the revolving line of credit and the $70.0 million term loan to achieve an overall lower interest rate on borrowings under this facility.
We also entered into a swap agreement for the entire $75.0 million and full term loan of the new unsecured 7-year loan in our ongoing effort to reduce floating interest rate exposure. We continue to maintain a $200.0 million accordion option that can be accessed by increasing lending commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the fiscal year ended April 30, 2018, which are included in our Form 10-K filed with the SEC on June 28, 2018, and the risk factors in Item 1A., “Risk Factors,” of our Form 10-K for the fiscal year ended April 30, 2018.
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

•
rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors;

•
adverse changes in real estate markets, including future demand for apartment homes in our significant markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, and our inability to accommodate any significant decline in the market value of real estate serving as collateral for our mortgage obligations;

•	inability to succeed in any new markets we enter;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell our non-core properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	changes in operating costs, including real estate taxes, utilities, and insurance costs;

•	the availability and cost of casualty insurance for losses;

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
New factors may also arise from time to time that could have a material adverse effect on our business and results of operations.  Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed.  Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities.  We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents.  As of July 31, 2018, we owned interests in 87 apartment communities consisting of 13,703 apartment homes. Property owned was $1.6 billion at July 31, 2018, compared to $1.7 billion at April 30, 2018.
Renting apartment homes is our primary source of revenue, and our business objective is to provide great homes for our residents. We strive to maximize resident satisfaction and retention by investing in high-quality assets in desirable locations and creating vibrant apartment communities through service-oriented operations. We believe that delivering superior resident experiences will enhance resident satisfaction while also driving profitability for our business and our shareholders. We have paid quarterly distributions continuously since our first distribution in 1971.

Overview of the Three Months Ended July 31, 2018
For the three months ended July 31, 2018, we generated revenues of $45.9 million, compared to $41.0 million for the three months ended July 31, 2017.  Expenses decreased to $43.6 million for the three months ended July 31, 2018, compared to $49.0 million for the three months ended July 31, 2017. The drivers of these changes are discussed in the “Results of Operations” section below.
Summarized below are significant transactions that occurred during the first quarter of our fiscal year 2019:

•
We sold three apartment communities, two commercial properties, and two parcels of land for a total sale price of $49.1 million. The net proceeds of these transactions was $20.3 million after pay down of debt, and we distributed $1.9 million of the net proceeds to our joint venture partners in those transactions.

Subsequent to quarter-end, we engaged in the following transaction:
On August 31, 2018, we amended our primary unsecured credit facility to:

•
increase the overall unsecured facility from $370.0 million to $395.0 million, reallocating the commitment for the revolving line of credit to $250.0 million and the remaining $145.0 million between two term loans;

•	extend the maturity of the revolving line of credit to August 2022;

•	extend the existing $70.0 million unsecured term loan maturity to January 2024;

•	add a new $75.0 million, 7-year unsecured term loan maturing in August 2025; and

•	reduce the margin pricing on the revolving line of credit and the $70.0 million term loan to achieve an overall lower interest rate on borrowings under this facility.
In addition, the amended unsecured credit facility will provide additional lending capacity through changes to the calculation of the unencumbered asset pool ("UAP"). We also entered into a swap agreement for the entire $75.0 million and full term loan of the new unsecured 7-year loan in our ongoing effort to reduce floating interest rate exposure. We continue to maintain a $200.0 million accordion option that can be accessed by increasing lending commitments.

RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three Months Ended July 31, 2018 and 2017
The discussion that follows is based on our consolidated results of operations for the three months ended July 31, 2018 and 2017. Information about our same-store property results is contained in the Net Operating Income section below.

	(in thousands, except percentages)
	Three Months Ended
	July 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
REVENUE	$45,946	$40,978	$4,968	12.1%
Property operating expenses, excluding real estate taxes	14,459	12,874	1,585	12.3%
Real estate taxes	5,070	4,653	417	9.0%
Property management expenses	1,367	1,356	11	0.8%
Casualty loss	225	485	(260)	(53.6)%
Depreciation and amortization	18,612	25,338	(6,726)	(26.5)%
Impairment of real estate investments	—	256	(256)	n/a
General and administrative expenses	3,870	4,002	(132)	(3.3)%
TOTAL EXPENSES	$43,603	$48,964	$(5,361)	(10.9)%
Operating income (loss)	2,343	(7,986)	10,329	(129.3)%
Interest expense	(8,385)	(8,131)	(254)	3.1%
Loss on extinguishment of debt	(552)	(199)	(353)	177.4%
Interest income	481	21	460	2,190.5%
Other income	35	207	(172)	(83.1)%
Loss before gain on sale of real estate and other investments and income from discontinued operations	(6,078)	(16,088)	10,010	(62.2)%
Gain on sale of real estate and other investments	9,224	124	9,100	7,338.7%
Income (loss) from continuing operations	3,146	(15,964)	19,110	(119.7)%
Income (loss) from discontinued operations	570	2,685	(2,115)	(78.8)%
NET INCOME (LOSS)	$3,716	$(13,279)	$16,995	(128.0)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(135)	1,644	(1,779)	(108.2)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(665)	371	(1,036)	(279.2)%
Net income (loss) attributable to controlling interests	2,916	(11,264)	14,180	(125.9)%
Dividends to preferred shareholders	(1,705)	(2,286)	581	(25.4)%
Redemption of Preferred Shares	—	—	—	—%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,211	$(13,550)	$14,761	(108.9)%
Revenues.  Revenues for the three months ended July 31, 2018, were $45.9 million, compared to $41.0 million in the three months ended July 31, 2017, an increase of $5.0 million or 12.1%. The increase in revenue for the three months ended July 31, 2018, resulted primarily from properties acquired in fiscal year 2018 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue	Three Months Ended July 31, 2018
Increase in revenue from non-same-store apartment communities	$6,021
Increase in revenue from same-store apartment communities	1,069
Decrease in revenue from other properties and dispositions	(2,122)
Net increase in total revenue	$4,968

Property operating expenses, excluding real estate taxes.  Property operating expenses, excluding real estate taxes, increased by 12.3% to $14.5 million in the three months ended July 31, 2018, compared to $12.9 million in the same period of the prior fiscal year.  An increase of $1.3 million was attributable to non-same-store properties, while expenses at same-store properties increased by $329,000.
Real Estate Taxes.  Real estate taxes increased by 9.0% to $5.1 million in the three months ended July 31, 2018, compared to $4.7 million in the same period of the prior fiscal year.  An increase of $231,000 was attributable to non-same store properties, while same-store properties increased by $186,000.
Property management expenses. Property management expense was $1.4 million in each of the three months ended July 31, 2018 and 2017.
Depreciation and Amortization. Depreciation and amortization decreased by 26.5% to $18.6 million in the three months ended July 31, 2018, compared to $25.3 million in the same period of the prior fiscal year. This decrease was primarily due to a change in the estimated useful lives of our assets in the prior fiscal year. In the three months ended July 31, 2017, we recognized an additional $9.0 million in depreciation expense due to a one-time adjustment for assets that were fully depreciated under the new estimated useful lives.   See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Impairment of Real Estate Investments.  We recognized no impairment in the three months ended July 31, 2018 compared to $256,000 in the same period of the prior fiscal year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
General and Administrative Expenses.  General and administrative expenses decreased by 3.3% to $3.9 million in the three months ended July 31, 2018, compared to $4.0 million in the same period of the prior fiscal year. The three months ended July 31, 2018 and 2017, included $510,000 and $464,000, respectively, of severance and transition costs.
Interest Expense.  Interest expense increased by 3.1% to $8.4 million in the three months ended July 31, 2018, compared to $8.1 million in the same period of the prior fiscal year, due primarily to changes in variable rates.
Gain on Sale of Real Estate and Other Investments. We recorded net gains of $9.2 million and $124,000 in continuing operations in the three months ended July 31, 2018 and 2017, respectively. Properties sold in the three months ended July 31, 2018 and 2017, are detailed below in the section captioned “Property Acquisitions and Dispositions.”
Income from Discontinued Operations.  We recorded income from discontinued operations of $570,000 and $2.7 million, respectively, in the three months ended July 31, 2018 and 2017, respectively. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
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
The following table shows real estate revenue, real estate operating expenses, and NOI for the three months ended July 31, 2018 and 2017, respectively, for our multifamily properties.  For a reconciliation of NOI to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
The table also shows NOI on a same-store and non-same-store properties basis. Same-store properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, those that have achieved a target level of occupancy of 90%. For comparison of the three months ended July 31, 2018 and 2017, 4 apartment communities were non-same-store.
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

	(in thousands, except percentages)
	Three Months Ended July 31,
	2018	2017	$ Change	% Change

Real estate revenue
Same-store	$36,737	$35,668	$1,069	3.0%
Non-same-store	6,352	331	6,021	1,819.0%
Other properties and dispositions	2,857	4,979	(2,122)	(42.6)%
Total	$45,946	$40,978	$4,968	12.1%

Real estate expenses
Same-store	$16,093	$15,578	$515	3.3%
Non-same-store	2,393	156	2,237	1,434.0%
Other properties and dispositions	1,043	1,793	(750)	(41.8)%
Total	$19,529	$17,527	$2,002	11.4%

Net operating income
Same-store	$20,644	$20,090	$554	2.8%
Non-same-store	3,959	175	3,784	2,162.3%
Other properties and dispositions	1,814	3,186	(1,372)	(43.1)%
Total	$26,417	$23,451	$2,966	12.6%

Property management	$(1,367)	$(1,356)
Casualty loss	(225)	(485)
Depreciation/amortization	(18,612)	(25,338)
Impairment of real estate investments	—	(256)
General and administrative expenses	(3,870)	(4,002)
Interest expense	(8,385)	(8,131)
Loss on debt extinguishment	(552)	(199)
Interest and other income	516	228
Loss before gain on sale of real estate and other investments and income from discontinued operations	(6,078)	(16,088)
Gain on sale of real estate and other investments	9,224	124
Income (loss) from continuing operations	3,146	(15,964)
Income (loss) from discontinued operations	570	2,685
Net income (loss)	$3,716	$(13,279)

Occupancy(1)	July 31, 2018	July 31, 2017
Same-store	94.0%	94.5%
Non-same-store	90.3%	83.9%
Total	93.6%	93.7%
(1) Occupancy represents the actual number of units leased divided by the total number of units at the end of the period.

Number of Units	July 31, 2018	July 31, 2017
Same-store	12,348	12,336
Non-same-store	1,355	1,067
Total	13,703	13,403
Real estate revenue from same-store properties increased by 3.0% or $1.1 million in the three months ended July 31, 2018, compared to the same period in the prior fiscal year.  Approximately 2.4% of the increase was due to growth in average rental revenue, and 0.6% of the increase was due to higher average occupancy.

Real estate expenses at same-store properties increased by 3.3% or $515,000 in the three months ended July 31, 2018, compared to the same period in the prior fiscal year. The increase was primarily attributable to utilities, severance costs, and an increase in levy rates in select markets. The increase was partially offset by a decrease in insurance premiums and favorable claims experience compared to the same period in the prior fiscal year.
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the first quarter of fiscal year 2019, we sold three apartment communities, two commercial properties and two parcels of unimproved land for a total sale price of $49.1 million. During the first quarter of fiscal year 2019, we had no acquisitions of properties. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the three-month periods ended July 31, 2018 and 2017.
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
Due to limitations of the FFO definition adopted by NAREIT, we have made certain interpretations in applying the definition. We believe that all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition. Effective for the third quarter of fiscal year 2018, we included impairment charges for nondepreciable assets in FFO.
We believe that FFO, which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, thereby providing an additional perspective on our operating results. We believe that GAAP historical cost depreciation of real estate assets generally is not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The exclusion in NAREIT’s definition of FFO of impairment write-downs and gains and losses from the sale of previously depreciated operating real estate assets helps to identify the operating results of the long-term assets that form the base of our investments, and assists management and investors in comparing those operating results between periods. FFO is also used by our management and investors to identify trends in occupancy rates, rental rates, and operating costs.
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

FFO applicable to Common Shares and Units for the three months ended July 31, 2018, decreased to $10.6 million compared to $13.1 million for the comparable period ended July 31, 2017, a reduction of 19.2%, primarily due to lower net operating income as a result of property dispositions.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
INVESTORS REAL ESTATE TRUST TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended July 31,	2018			2017
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income (loss) attributable to controlling interests	$2,916			$(11,264)
Less dividends to preferred shareholders	(1,705)			(2,286)
Less redemption of preferred shares	—
Net income (loss) available to common shareholders	1,211	119,245	$0.01	(13,550)	120,421	$(0.11)
Adjustments:
Noncontrolling interests – Operating Partnership	135	14,026		(1,644)	15,128
Depreciation and amortization	17,837			28,119
Impairment of real estate attributable to Investors Real Estate Trust	—			256
Gains on depreciable property sales attributable to Investors Real Estate Trust	(8,628)			(124)
Funds from operations applicable to common shares and Units	$10,555	$133,271	$0.08	$13,057	$135,549	$0.10
(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for Common Shares on a one-for-one basis.

(2)	Net income attributable to Investors Real Estate Trust is calculated on a per Common Share basis. FFO is calculated on a per Common Share and Unit basis.
DISTRIBUTIONS
Distributions of $0.07 per Common Share and Unit were paid during the three months ended July 31, 2018 and 2017.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, offerings of preferred and common stock under our shelf registration statement, and unsecured term loans or long-term secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our properties, distributions to the holders of our preferred shares, Common Shares, and Units, value-add redevelopment, and acquisition of additional properties.
We believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands during fiscal year 2019 and fiscal year 2020. Factors that could increase or decrease our future liquidity include, but are not limited to, volatility in capital and credit markets, our ability to access capital and credit markets, the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.

Capital Resources and Cash Flows
As of July 31, 2018, we had total liquidity of approximately $192.3 million, which includes $170.0 million available on our line of credit, $16.3 million of cash and cash equivalents, and $6.0 million under an operating line of credit described below. As of April 30, 2018, we had total liquidity of approximately $193.9 million, which included $176.0 million on our line of credit, $11.9 million of cash and cash equivalents, and $6.0 million under an operating line of credit.
As of July 31, 2018, we also had restricted cash consisting of $4.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions. As of April 30, 2018, we had restricted cash consisting of $4.2 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
As of July 31, 2018, our line of credit had total commitments of $300.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool (UAP). The UAP provided for a borrowing capacity of approximately $300.0 million at quarter-end, offering additional borrowing availability of $170.0 million beyond the $130.0 million drawn as of July 31, 2018. At April 30, 2018, the line of credit borrowing capacity was $300.0 million based on the UAP, of which $124.0 million was drawn on the line. We also have a $70.0 million unsecured term loan that matures on January 31, 2023. We also maintain a $200.0 million accordion option that can be accessed by increasing lending commitments under the current agreement.
Subsequent to quarter-end, we amended our existing term loan and line of credit and added a new term loan. See Note 15 of the Notes to the Condensed Consolidated Financial Statements for further information.
During the year ended April 30, 2018, we entered into a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
For information regarding our cash flows for the three months ended July 31, 2018 and 2017, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended July 31, 2018, we generated cash from various activities, including:

•
We sold three apartment communities, two commercial properties, and two parcels of land for a total sale price of $49.1 million. The net proceeds of these transactions was $20.3 million after pay down of debt, and we distributed $1.9 million of the net proceeds to our joint venture partners in those transactions.

During the three months ended July 31, 2018, we used cash for various activities, including:

•	Repaying $45.6 million of mortgage principal; and

•	Funding capital expenditures for apartment communities of approximately $3.6 million.
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. We believe that the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
CRITICAL ACCOUNTING POLICIES
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on June 28, 2018 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Effective May 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts With Customers," which eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the three months ended July 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use an interest rate swap to offset the impact of interest rate fluctuations on our $70.0 million variable-rate term loan. The swap has a notional amount of $70.0 million, an average pay rate of 2.16%, and a fair value of $2.0 million. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swap exposes us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
As of July 31, 2018, we had no variable-rate mortgage debt outstanding, and $200.0 million of variable-rate borrowings under our line of credit and term loan. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $2.0 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount.
Mortgage loan indebtedness decreased by $45.5 million as of July 31, 2018, compared to April 30, 2018, due to loan payoffs and property dispositions. As of July 31, 2018, 100% of our $466.6 million of mortgage debt was at fixed rates of interest, with staggered maturities, compared to 95.6% as of April 30, 2018. As of July 31, 2018, the weighted average rate of interest on our mortgage debt was 4.65%, compared to 4.69% on April 30, 2018. Our goal is to minimize exposure to interest rate risk; however, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	(in thousands, except for interest rates)
	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total	Fair Value
Debt
Fixed Rate	$7,442	$86,401	$92,179	$70,506	$27,494	$182,534	$466,556	$465,445
Average Interest Rate(1)	4.66%	4.35%	3.74%	3.50%	3.45%
Variable Rate(2)	—	—	$130,000	—	$70,000	—	$200,000	$200,000
Average Interest Rate(1)	—	—	3.83%	—	3.86%

(1)	Interest rate is annualized.

(2)	Excludes the effect of the interest rate swap agreement.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
As of May 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers. There were no significant changes to the internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) due to the adoption of this new standard.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
During the first quarter of fiscal year 2019, we issued 75,000 unregistered Common Shares to limited partners of the Operating Partnership, upon exercise of their exchange rights regarding an equal number of Units.  All such issuances of Common Shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder.
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

10.1
Second Amended and Restated Credit Agreement, dated as of August 31, 2018, among IRET Properties, A North Dakota Limited Partnership, as Borrower, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, KeyBank, National Association and PNC Bank, National Association, as Syndication Agents, and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 6, 2018).

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

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended July 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) notes to these condensed consolidated financial statements.

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

Date: September 10, 2018