Form 10-Q
period 2018-10-31
INVESTORS REAL ESTATE TRUST
filed 2018-12-10
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
or
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
The number of common shares of beneficial interest outstanding as of December 3, 2018, was 119,709,471.

PART I
ITEM 1. FINANCIAL STATEMENTS - SECOND QUARTER - FISCAL 2019
INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	October 31, 2018	April 30, 2018
ASSETS
Real estate investments
Property owned	$1,638,072	$1,669,764
Less accumulated depreciation	(345,015)	(311,324)
	1,293,057	1,358,440
Unimproved land	6,522	11,476
Mortgage loans receivable	10,530	10,329
Total real estate investments	1,310,109	1,380,245
Cash and cash equivalents	12,777	11,891
Restricted cash	5,085	4,225
Other assets	29,769	30,297
TOTAL ASSETS	$1,357,740	$1,426,658
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	27,920	29,018
Revolving line of credit	69,500	124,000
Term loans, net of unamortized loan costs of $1,044 and $486, respectively	143,956	69,514
Mortgages payable, net of unamortized loan costs of $1,865 and $2,221, respectively	447,549	509,919
TOTAL LIABILITIES	$688,925	$732,451
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	6,078	6,644
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 4,118 shares issued and outstanding at October 31, 2018 and April 30, 2018, aggregate liquidation preference of $102,971)	99,456	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 119,727 shares issued and outstanding at October 31, 2018 and 119,526 shares issued and outstanding at April 30, 2018)	900,526	900,097
Accumulated distributions in excess of net income	(416,819)	(395,669)
Accumulated other comprehensive income	$3,321	$1,779
Total shareholders’ equity	586,484	605,663
Noncontrolling interests – Operating Partnership (13,678 units at October 31, 2018 and 14,099 units at April 30, 2018)	69,334	73,012
Noncontrolling interests – consolidated real estate entities	6,919	8,888
Total equity	$662,737	$687,563
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND EQUITY	$1,357,740	$1,426,658
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
REVENUE	$45,638	$41,866	$91,584	$82,844
EXPENSES
Property operating expenses, excluding real estate taxes	14,247	14,108	28,706	26,982
Real estate taxes	5,089	4,610	10,159	9,263
Property management expense	1,319	1,372	2,686	2,728
Casualty loss	225	115	450	600
Depreciation and amortization	19,191	17,270	37,803	42,608
Impairment of real estate investments	—	—	—	256
General and administrative expenses	3,374	3,118	7,244	7,120
TOTAL EXPENSES	$43,445	$40,593	$87,048	$89,557
Operating income (loss)	2,193	1,273	4,536	(6,713)
Interest expense	(7,997)	(8,509)	(16,382)	(16,640)
Loss on extinguishment of debt	(4)	(334)	(556)	(533)
Interest income	410	199	891	220
Other income	19	56	54	263
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations	(5,379)	(7,315)	(11,457)	(23,403)
Gain (loss) on sale of real estate and other investments	(232)	5,324	8,992	5,448
Income (loss) from continuing operations	(5,611)	(1,991)	(2,465)	(17,955)
Income (loss) from discontinued operations	—	15,130	570	17,815
NET INCOME (LOSS)	$(5,611)	$13,139	$(1,895)	$(140)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	722	(773)	587	871
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	331	455	(334)	826
Net income (loss) attributable to controlling interests	(4,558)	12,821	(1,642)	1,557
Dividends to preferred shareholders	(1,706)	(2,812)	(3,411)	(5,098)
Redemption of preferred shares	—	(3,649)	—	(3,649)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,264)	$6,360	$(5,053)	$(7,190)
Earnings (loss) per common share from continuing operations – basic and diluted	$(0.05)	$(0.06)	$(0.04)	$(0.19)
Earnings (loss) per common share from discontinued operations – basic and diluted	—	$0.11	—	0.13
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.05)	$0.05	$(0.04)	$(0.06)
DIVIDENDS PER COMMON SHARE	$0.07	$0.07	$0.14	$0.14
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Net income (loss)	$(5,611)	$13,139	$(1,895)	$(140)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	1,333	—	1,542	—
(Gain) loss on derivative instrument reclassified into earnings	90	—	119	—
Total comprehensive income (loss)	$(4,188)	$13,139	$(234)	$(140)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	585	(733)	428	871
Net comprehensive (income) loss attributable to noncontrolling interests – consolidated real estate entities	331	455	(334)	826
Comprehensive income (loss) attributable to controlling interests	$(3,272)	$12,861	$(140)	$1,557

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance April 30, 2017	$111,357	121,199	$908,905	$(466,541)	—	$82,437	$636,158
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				1,557		(1,328)	229
Distributions – common shares and units				(16,881)		(2,089)	(18,970)
Distributions – Series B preferred shares				(4,571)			(4,571)
Distributions – Series C preferred shares				(527)			(527)
Shares issued and share-based compensation		75	844				844
Series C preferred shares issued	99,467						99,467
Redemption of units for cash						(5,982)	(5,982)
Shares repurchased	(111,357)	(1,080)	(6,253)	(3,649)			(121,259)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						239	239
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(41)	(41)
Other		(5)	(29)				(29)
Balance October 31, 2017	$99,467	120,189	$903,467	$(490,612)	—	$73,236	$585,558

Balance April 30, 2018	$99,456	119,526	$900,097	$(395,669)	$1,779	$81,900	$687,563
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Balance on May 1, 2018	$99,456	119,526	$900,097	$(395,042)	$1,779	$81,900	$688,190
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(1,642)		79	(1,563)
Other comprehensive income - derivative instrument					1,542		1,542
Distributions – common shares and units				(16,724)		(1,960)	(18,684)
Distributions – Series C preferred shares				(3,411)			(3,411)
Shares issued and share-based compensation		27	777				777
Redemption of units for common shares		331	649			(649)	—
Redemption of units for cash						(482)	(482)
Shares repurchased		(119)	(615)				(615)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(2,374)	(2,374)
Other		(38)	(382)			(261)	(643)
Balance October 31, 2018	$99,456	119,727	$900,526	$(416,819)	$3,321	$76,253	$662,737
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,895)	$(140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	38,522	43,176
Depreciation and amortization from discontinued operations, including amortization of capitalized loan costs	—	7,077
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(9,562)	(17,686)
Share-based compensation expense	580	751
Other, net	956	1,164
Changes in other assets and liabilities:
Other assets	(725)	(1,853)
Accounts payable and accrued expenses	(662)	(4,756)
Net cash provided by operating activities	$27,214	$27,733
CASH FLOWS FROM INVESTING ACTIVITIES
Principal proceeds on mortgage loans receivable	425	—
Increase in notes receivable	(736)	(6,126)
Proceeds from sale of discontinued operations	—	35,775
Proceeds from sale of real estate and other investments	52,156	18,039
Insurance proceeds received	1,266	530
Payments for acquisitions of real estate assets	(837)	(154,122)
Payments for development and re-development of real estate assets	—	(2,817)
Payments for improvements of real estate assets	(8,547)	(10,178)
Payments for improvements of real estate assets from discontinued operations	—	(803)
Net cash provided by (used by) investing activities	$43,727	$(119,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable, including prepayment penalties	(63,481)	(52,143)
Proceeds from revolving lines of credit	53,017	293,350
Principal payments on revolving lines of credit	(107,517)	(102,900)
Proceeds from term loan	74,352	—
Proceeds from construction debt	—	3,124
Payment on financing liability	—	(7,900)
Repurchase of common shares	(615)	(6,253)
Proceeds from issuance of Series C preferred shares, net of issue costs	—	99,467
Repurchase of Series B preferred shares	—	(115,005)
Repurchase of partnership units	(482)	(5,982)
Distributions paid to common shareholders	(16,724)	(16,881)
Distributions paid to preferred shareholders	(3,411)	(5,333)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(1,960)	(2,089)
Distributions paid to noncontrolling interests – consolidated real estate entities	(2,374)	(40)
Net cash provided by (used by) financing activities	$(69,195)	$81,415
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,746	(10,554)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	16,116	56,800
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$17,862	$46,246
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, continued)

	(in thousands)
	Six Months Ended October 31,
	2018	2017
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Operating partnership units converted to shares	$649	$—
Decrease to accounts payable included within real estate investments	(329)	(2,106)
Notes and accounts receivable converted to equity	670	—
Construction debt reclassified to mortgages payable	—	23,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$17,059	$17,122
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended October 31, 2018 and 2017
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of October 31, 2018, we owned interests in 87 apartment communities consisting of 13,702 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, A North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying condensed consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. Our fiscal year currently ends on April 30. On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end, beginning January 1, 2019, from April 30 to December 31. We will file a transition report on Form 10-K for the period ended December 31, 2018, in accordance with SEC rules and regulations, and all subsequent fiscal years, beginning in 2019, will be from January 1 to December 31. Our Sixth Restated Trustee's Regulations (Bylaws) reflecting this change in fiscal year-end is attached hereto as Exhibit 3.3.
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
Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), we determined that these errors were immaterial to the previously-issued financial statements. The misstatement was corrected in the condensed consolidated balance sheets as of April 30, 2018 and the condensed consolidated statements of equity as of April 30, 2017, October 31, 2017 and April 30, 2018.
The effect of these revisions on our condensed consolidated balance sheet is as follows:

	(in thousands)
	As previously reported at April 30, 2018	Adjustment	As revised at April 30, 2018
Common shares of beneficial interest	$907,843	$(7,746)	$900,097
Noncontrolling interests - consolidated real estate entities	1,078	7,810	8,888
Redeemable noncontrolling interests - consolidated real estate entities	6,708	(64)	6,644
The effect of these revisions on our condensed consolidated statements of equity is as follows:

	(in thousands)
	As previously reported at April 30, 2017	Adjustment	As revised at April 30, 2017
Common shares of beneficial interest	$916,121	$(7,216)	$908,905
Nonredeemable noncontrolling interests	75,157	7,280	82,437

	(in thousands)
	As previously reported at October 31, 2017	Adjustment	As revised at October 31, 2017
Common shares of beneficial interest	$910,683	$(7,216)	$903,467
Nonredeemable noncontrolling interests	65,956	7,280	73,236

	(in thousands)
	As previously reported at April 30, 2018	Adjustment	As revised at April 30, 2018
Common shares of beneficial interest	$907,843	$(7,746)	$900,097
Nonredeemable noncontrolling interests	74,090	7,810	81,900
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
ASU 2018-11, Leases: Targeted Improvements
This ASU allows lessors to account for lease and non-lease components, by class of underlying assets, as a single lease component if certain criteria are met. The new standard also indicates that companies are permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other practical expedients.
		This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our disclosures.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
	This ASU reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns various requirements for capitalizing implementation costs.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Effective May 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments which affects the presentation and disclosure of the statements of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted cash and unrestricted cash as operating, financing, and investing cash activities based upon the required or intended purpose for the restricted cash. We revised our condensed consolidated statements of cash flows for the six months ended October 31, 2017 to conform to this presentation, and the effect of the revisions to net cash flows from operating and investing activities as previously reported for the six months ended October 31, 2017 are summarized in the following table:

	(in thousands)
	As previously reported	Impact of ASU	As adjusted and currently reported
	October 31, 2017	2016-15	October 31, 2017
Net cash provided by operating activities	$26,932	$801	$27,733
Net cash provided by (used by) investing activities	(95,112)	(24,590)	(119,702)
Net cash provided by (used by) financing activities	81,825	(410)	81,415

Net increase (decrease) in cash, cash equivalents	13,645	(13,645)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(10,554)	(10,554)

Cash and cash equivalents at beginning of period	28,819	(28,819)	—
Cash, cash equivalents, and restricted cash at beginning of period	—	56,800	56,800
Cash and cash equivalents at end of period	$42,464
Cash, cash equivalents, and restricted cash at end of period		$3,782	$46,246

	(in thousands)
Balance sheet description	October 31, 2018	October 31, 2017
Cash and cash equivalents	12,777	42,464
Restricted cash	5,085	3,782
Total cash, cash equivalents and restricted cash	17,862	46,246
As of October 31, 2018, restricted cash consisted of $5.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
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
We primarily lease multifamily apartments under operating leases generally with terms of one year or less. Rental revenues are recognized in accordance with ASC 840, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 94.3% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 5.7% of our total revenue and are primarily driven by utility reimbursement from our residents and other fee income, which is typically recognized at a point in time.
Revenue streams that are included in ASU 2014-09 include:

•
Other property revenues: We recognize revenue for rental related income not included as a component of a lease, such as utility reimbursement and application fees, as earned, and have concluded that this is appropriate under the new standard.

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

We concluded that the adoption of the new standard required a cumulative adjustment of $627,000 to the opening balance of retained earnings as of May 1, 2018, due to the sale of a group of properties in the prior fiscal year. The sale of properties was previously accounted for using the installment method. Under the installment method, we recorded a mortgage receivable net of the deferred gain on sale, which was to be recognized as payments were received. The gain on sale under the new revenue standard is recognized when control of the assets is transferred to the buyer. As a result of our adoption of the new standard, we recorded a cumulative adjustment to retained earnings and increased the mortgage receivable by $627,000 to recognize the previously deferred gain on sale.
The following table presents the disaggregation of revenue streams of our rental income for the six months ended October 31, 2018:

		(in thousands, except percentages)
		Six Months Ended October 31, 2018
Revenue Stream	Applicable Standard	Amount of Revenue	Percent of Revenue
Rental revenue	Leases	86,394	94.3%
Other property revenue	Revenue Recognition	5,190	5.7%
		91,584	100.0%

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
During the six months ended October 31, 2018, we recorded no impairment charges.
During the six months ended October 31, 2017, we recognized impairment charges of $256,000 on a parcel of land in Bismarck, ND. This property was written down to estimated fair value during the first quarter of fiscal year 2018 based on receipt of a market offer to purchase and our intent to dispose of the property. We disposed of the property during the second quarter of fiscal year 2018.
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
During fiscal years 2016, 2017, and 2018, we disposed of the bulk of our office, retail, industrial, and healthcare portfolios. In the first quarter of fiscal year 2018, we determined it was appropriate to review and adjust our estimated useful lives to be specific to our remaining asset portfolio. Effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which they will be of economic benefit.  Generally, the estimated lives of buildings and improvements that previously were 20-40 years have been decreased to 10-37 years, while those that were previously nine years were changed to 5-10 years. The effect of this change in estimate for the six months ended October 31, 2017, was to increase depreciation expense by approximately $20.3 million, decrease net income by $20.3 million, and decrease earnings per share by $0.15. Of the expense increase, $9.0 million, or $0.07 per share, represented depreciation on assets that were fully depreciated under the new estimated useful lives in the first quarter of fiscal year 2018.
MORTGAGE RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily properties in exchange for cash and a note secured by a mortgage on the assets. As of October 31, 2018, the remaining balance on the mortgage was $10.5 million. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the six months ended October 31, 2018 and 2017, we received and recognized approximately $350,000 and $119,000 of interest income, respectively. During the six months ended October 31, 2018, we received a payment of $425,000 to pay down the balance of the mortgage receivable and released one of the 13 properties from the assets used to secure the mortgage.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. As of July 31, 2018, we had funded the full initial loan balance, which appears in other assets on our Condensed Consolidated Balance Sheets; however, we may fund additional amounts upon satisfaction of certain conditions set forth in the loan agreement. The note bears an interest rate of 6%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date.
VARIABLE INTEREST ENTITIES
We have determined that our Operating Partnership and each of our less-than-wholly owned real estate partnerships is a variable interest entity (“VIE”), as the limited partners or the functional equivalent of limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs and have both the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because our Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“Common Shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) under our 2015 Incentive Plan, which could have a dilutive effect on our earnings per share upon exercise of the RSUs. Other than the issuance of RSUs, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”).  Upon the exercise of Exchange Rights, and in our sole discretion, we may issue Common Shares in exchange for Units on a one-for-one basis. The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended October 31, 2018 and 2017:

	(in thousands, except per share data)
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
NUMERATOR
Income (loss) from continuing operations – controlling interests	$(4,558)	$(679)	$(2,153)	$(14,330)
Income (loss) from discontinued operations – controlling interests	—	13,500	511	15,887
Net income (loss) attributable to controlling interests	(4,558)	12,821	(1,642)	1,557
Dividends to preferred shareholders	(1,706)	(2,812)	(3,411)	(5,098)
Redemption of preferred shares	—	(3,649)	—	(3,649)
Numerator for basic earnings (loss) per share – net income available to common shareholders	(6,264)	6,360	(5,053)	(7,190)
Noncontrolling interests – Operating Partnership	(722)	773	(587)	(871)
Numerator for diluted earnings (loss) per share	$(6,986)	$7,133	$(5,640)	$(8,061)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	119,396	120,144	119,320	120,282
Effect of redeemable operating partnership units	13,789	14,623	13,924	14,912
Denominator for diluted earnings per share	133,185	134,767	133,244	135,194
Earnings (loss) per common share from continuing operations – basic and diluted	$(0.05)	$(0.06)	$(0.04)	$(0.19)
Earnings (loss) per common share from discontinued operations – basic and diluted	—	0.11	—	0.13
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.05)	$0.05	$(0.04)	$(0.06)

Performance-based restricted stock awards of 253,000 and 115,000 for the three months ended October 31, 2018 and 2017, respectively, and 253,000 and 115,000 for the six months ended October 31, 2018 and 2017, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common stock for the periods presented and, therefore, were anti-dilutive. Refer to Note 13 - Share-Based Compensation for discussion of the terms for these awards.
NOTE 4 • EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 13.7 million Units at October 31, 2018 and 14.1 million Units at April 30, 2018.
Common Shares and Equity Awards. Common Shares outstanding on October 31, 2018 and April 30, 2018, totaled 119.7 million and 119.5 million, respectively. There were 13,000 shares issued under our 2015 Incentive Award Plan during the three months ended October 31, 2018, with a total grant-date fair value of $83,000. During the six months ended October 31, 2018, we issued 56,000 restricted common shares, with a total grant date fair value of $347,000. During fiscal year 2018, there were no shares issued during the three months ended October 31, 2017. During the six months ended October 31, 2017, we issued 75,000 restricted Common Shares, with a total grant-date fair value of $445,000. These shares are issued under our 2015 Incentive Award Plan for executive officer and trustee share-based compensation. These shares vest based on performance and service criteria.
Exchange Rights. Pursuant to the exercise of Exchange Rights, during the six months ended October 31, 2018, we redeemed 91,000 Units for an aggregate cost of $482,000, at an average price per Unit of $5.30.  During the six months ended October 31, 2017, we redeemed 999,500 Units for an aggregate cost of $6.0 million, at an average price per Unit of $5.98. During the three and six months ended October 31, 2018, we redeemed 217,000 and 331,000 Units, respectively, in exchange for common shares in connection with Unitholders exercising their Exchange Rights, with a total book value of $358,000 and $649,000, respectively. During the three and six months ended October 31, 2017, we redeemed no Units in exchange for common shares.
Share Repurchase Program. On December 7, 2016, our Board of Directors authorized a share repurchase program to repurchase up to $50 million of our Common Shares over a one-year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for an additional one-year period. See Note 15 - Subsequent Events for additional information regarding our recent reauthorization of the share repurchase program. Under this program, we may repurchase Common Shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time.  During the six months ended October 31, 2018, we repurchased and retired 118,000 common shares for an aggregate cost of $615,000, including commissions, at an average price per share of $5.20.  During the six months ended October 31, 2017, we repurchased and retired 1.1 million common shares for an aggregate cost of $6.3 million, including commissions, at an average price per share of $5.79. As of October 31, 2018, $34.9 million remained available under the $50 million authorized share repurchase program.
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
Prior to the third quarter of fiscal year 2018, we reported our results in two reportable segments: multifamily and healthcare. We sold substantially all of our healthcare portfolio during the third quarter of fiscal year 2018 and classified it as discontinued operations (see Note 7 for additional information). Healthcare no longer meets the quantitative thresholds for reporting as a separate reportable segment and therefore is included in “all other” with other non-multifamily properties. As of July 31, 2018, we no longer owned any healthcare properties.
Our executive management team comprises our chief operating decision-makers. This team measures the performance of our reportable segment based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses. Real estate expenses consist of property operating expenses and real estate tax expense and do not include property management expense. We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with U.S. GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The revenues and NOI for the multifamily reportable segment are summarized as follows for the three and six month periods ended October 31, 2018 and 2017, respectively, along with reconciliations to the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended October 31, 2018	Multifamily	All Other	Total
Real estate revenue	$43,874	$1,764	$45,638
Real estate expenses	18,768	568	19,336
Net operating income	$25,106	$1,196	$26,302
Property management expenses			(1,319)
Casualty loss			(225)
Depreciation and amortization			(19,191)
General and administrative expenses			(3,374)
Interest expense			(7,997)
Loss on debt extinguishment			(4)
Interest and other income			429
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(5,379)
Gain (loss) on sale of real estate and other investments			(232)
Income (loss) from continuing operations			(5,611)
Income (loss) from discontinued operations			—
Net income (loss)			$(5,611)

	(in thousands)
Three Months Ended October 31, 2017	Multifamily	All Other	Total
Real estate revenue	$37,457	$4,409	$41,866
Real estate expenses	17,201	1,517	18,718
Net operating income	$20,256	$2,892	$23,148
Property management expenses			(1,372)
Casualty loss			(115)
Depreciation and amortization			(17,270)
General and administrative expenses			(3,118)
Interest expense			(8,509)
Loss on debt extinguishment			(334)
Interest and other income			255
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(7,315)
Gain (loss) on sale of real estate and other investments			5,324
Income (loss) from continuing operations			(1,991)
Income (loss) from discontinued operations			15,130
Net income (loss)			$13,139

	(in thousands)
Six Months Ended October 31, 2018	Multifamily	All Other	Total
Real estate revenue	$86,963	$4,621	$91,584
Real estate expenses	37,254	1,611	38,865
Net operating income	$49,709	$3,010	$52,719
Property management expenses			(2,686)
Casualty loss			(450)
Depreciation and amortization			(37,803)
Impairment of real estate investments			—
General and administrative expenses			(7,244)
Interest expense			(16,382)
Loss on debt extinguishment			(556)
Interest and other income			945
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(11,457)
Gain (loss) on sale of real estate and other investments			8,992
Income (loss) from continuing operations			(2,465)
Income (loss) from discontinued operations			570
Net income (loss)			$(1,895)

	(in thousands)
Six Months Ended October 31, 2017	Multifamily	All Other	Total
Real estate revenue	$73,455	$9,389	$82,844
Real estate expenses	32,934	3,311	36,245
Net operating income	$40,521	$6,078	$46,599
Property management expenses			(2,728)
Casualty loss			(600)
Depreciation and amortization			(42,608)
Impairment of real estate investments			(256)
General and administrative expenses			(7,120)
Interest expense			(16,640)
Loss on debt extinguishment			(533)
Interest and other income			483
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(23,403)
Gain (loss) on sale of real estate and other investments			5,448
Income (loss) from continuing operations			(17,955)
Income (loss) from discontinued operations			17,815
Net income (loss)			$(140)

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of October 31, 2018, and April 30, 2018, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of October 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,580,260	$57,812	$1,638,072
Less accumulated depreciation	(328,075)	(16,940)	(345,015)
Total property owned	$1,252,185	$40,872	$1,293,057
Cash and cash equivalents			12,777
Restricted cash			5,085
Other assets			29,769
Unimproved land			6,522
Mortgage loans receivable			10,530
Total Assets			$1,357,740

	(in thousands)
As of April 30, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,606,421	$63,343	$1,669,764
Less accumulated depreciation	(294,477)	(16,847)	(311,324)
Total property owned	$1,311,944	$46,496	$1,358,440
Cash and cash equivalents			11,891
Restricted cash			4,225
Other assets			30,297
Unimproved land			11,476
Mortgage loans receivable			10,329
Total Assets			$1,426,658
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
Restrictions on Taxable Dispositions.  Twenty-four of our properties, consisting of 4,099 apartment units, are subject to restrictions on our ability to resell in taxable transactions. These restrictions are contained in agreements we entered into with some of the sellers or contributors of the properties and are effective for varying periods. The real estate investment amount of these properties (net of accumulated depreciation) was $536.9 million at October 31, 2018.  We do not believe that these agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders' best interests to dispose of such properties, we generally seek to structure sale of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code (the "Code").
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
We classified no new dispositions or properties held for sale as discontinued operations during the three and six months ended October 31, 2018 and 2017.
The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and six months ended October 31, 2018 and 2017, respectively:

	(in thousands)
	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
REVENUE	$—	$12,047	$—	$24,002
EXPENSES
Property operating expenses, excluding real estate taxes	—	2,387	—	4,644
Real estate taxes	—	1,946	—	3,907
Property management	—	68	—	140
Depreciation and amortization	—	3,424	—	7,013
General and administrative	—	15	—	15
TOTAL EXPENSES	$—	$7,840	$—	$15,719
Operating income (loss)	—	4,207	—	8,283
Interest expense	—	(1,436)	—	(3,421)
Loss on extinguishment of debt	—	(6)	—	(6)
Interest income	—	117	—	661
Other income	—	10	—	60
Income (loss) from discontinued operations before gain (loss) on sale	—	2,892	—	5,577
Gain (loss) on sale of discontinued operations	—	12,238	570	12,238
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$15,130	$570	$17,815
As of October 31, 2018 and April 30, 2018, we had no assets or liabilities classified as held for sale.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
PROPERTY ACQUISITIONS
We added no new real estate to our portfolio through property acquisitions during the three and six months ended October 31, 2018, compared to $153.8 million in the six months ended October 31, 2017. Our acquisitions during the six months ended October 31, 2017 are detailed below.

Six Months Ended October 31, 2017

	Date Acquired	(in thousands)
		Total Acquisition Cost	Investment Allocation
Acquisitions			Land	Building	Intangible Assets
Multifamily
191 unit - Oxbo - St. Paul, MN(1)	May 26, 2017	$61,500	$5,809	$54,910	$781
500 unit - Park Place - Plymouth, MN	September 13, 2017	92,250	10,609	80,711	930

Total Property Acquisitions		$153,750	$16,418	$135,621	$1,711

(1)	Property includes 11,477 square feet of retail space.
PROPERTY DISPOSITIONS
During the three months ended October 31, 2018, we sold one commercial property and one parcel of land for a total sale price of $3.1 million. During the three months ended October 31, 2017, we sold 13 apartment communities, three healthcare properties, one industrial property, and one parcel of unimproved land for a total sale price of $63.4 million. The following table details our dispositions for the six months ended October 31, 2018 and 2017:

Six Months Ended October 31, 2018

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
44 unit - Dakota Commons - Williston, ND	July 26, 2018	$4,420	$3,878	$542
145 unit - Williston Garden - Williston, ND(1)	July 26, 2018	12,310	11,313	997
288 unit - Renaissance Heights - Williston, ND(2)	July 26, 2018	24,770	17,856	6,914
		41,500	33,047	8,453

Other
7,849 sq ft Minot Southgate Retail - Minot, ND	July 12, 2018	1,925	2,056	(131)
9,052 sq ft Fresenius - Duluth, MN	July 27, 2018	1,900	1,078	822
15,000 sq ft Minot 2505 16th St SW - Minot, ND	October 12, 2018	1,710	1,814	(104)
		5,535	4,948	587

Unimproved Land
Grand Forks - Grand Forks, ND	July 16, 2018	3,000	2,986	14
Renaissance Heights - Williston, ND(3)	July 26, 2018	750	684	66
Badger Hills Unimproved - Rochester, MN	August 29, 2018	1,400	1,528	(128)
		5,150	5,198	(48)

Total Property Dispositions		$52,185	$43,193	$8,992

(1)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 74.11%. The joint venture was consolidated in our financial statements at October 31, 2018.

(2)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 87.14%. The joint venture was consolidated in our financial statements at October 31, 2018.

(3)	This parcel of land was owned by a joint venture entity in which we had an interest of approximately 70.00%. The joint venture was consolidated in our financial statements at October 31, 2018.

Six Months Ended October 31, 2017

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
327 unit - 13 Multifamily properties - Minot, ND(1)	August 22, 2017	$12,263	$11,562	$701

Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	May 15, 2017	3,440	3,332	108
90,260 sq ft Lexington Commerce Center - Eagan, MN	August 22, 2017	9,000	3,963	5,037
17,640 sq ft 1440 Duckwood Medical - Eagan, MN	August 24, 2017	2,100	1,886	214
279,834 sq ft Edgewood Vista Hermantown I & II - Hermantown, MN	October 19, 2017	36,884	24,697	12,187
		51,424	33,878	17,546

Unimproved Land
Bismarck 4916 Unimproved Land - Bismarck, ND	August 8, 2017	3,175	3,188	(13)

Total Property Dispositions		$66,862	$48,628	$18,234

(1)
These properties include: 4th Street 4 Plex, 11th Street 3 Plex, Apartments on Main, Brooklyn Heights, Colton Heights, Fairmont, First Avenue (Apartments and Office), Pines, Southview, Summit Park, Temple (including 17 South Main Retail), Terrace Heights and Westridge.

NOTE 9 • DEBT
As of October 31, 2018, we owned 93 properties, of which 52 multifamily and other properties served as collateral for mortgage loans. The majority of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of October 31, 2018, we believe that there are no material defaults or compliance issues with respect to any mortgages payable.
The aggregate amount of required future principal payments on mortgages payable as of October 31, 2018, was as follows:

(in thousands)
Year Ended April 30,	Mortgage Loans
2019	$4,870
2020	71,833
2021	92,177
2022	70,506
2023	27,494
Thereafter	182,534
Total payments	$449,414
As noted above, as of October 31, 2018, we owned 41 multifamily and other properties that were not encumbered by mortgages, with 32 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). The UAP currently provides for a borrowing capacity of $246.0 million, providing additional borrowing availability of $176.5 million beyond the $69.5 million drawn as of October 31, 2018. This credit facility matures on August 31, 2022 , with one twelve-month option to extend the maturity date at our election.
During the three months ended October 31, 2018, we amended our primary unsecured credit facility. We extended the maturity date on our existing $70.0 million unsecured term loan, which now matures on January 15, 2024. We also added a new $75.0 million, seven-year term loan which matures on August 31, 2025.

The interest rates on the line of credit and term loans are based, at our option, on the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our line of credit and term loan are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of October 31, 2018.
We also have a $6.0 million operating line of credit. This operating line of credit is designated to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of October 31, 2018 and April 30, 2018, we have no outstanding balance on this operating line.
The following table summarizes our indebtedness at October 31, 2018:

	(in thousands)
	October 31, 2018	April 30, 2018	Weighted Average Maturity in Years at October 31, 2018
Unsecured line of credit	$69,500	$124,000	3.8
Term loan A	70,000	70,000	5.2
Term loan B	75,000	—	6.8
Unsecured debt	214,500	194,000
Mortgages payable - fixed	449,414	489,401	4.5
Mortgages payable - variable	—	22,739
Total debt	$663,914	$706,140	4.8
Weighted average interest rate on unsecured line of credit	3.72%	3.35%
Weighted average interest rate on term loan A (rate with swap)	3.75%	3.86%
Weighted average interest rate on term loan B (rate with swap)	4.60%
Weighted average interest rate on mortgages payable	4.59%	4.69%

NOTE 10 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable interest rate on our term loans. The interest rate swap contracts qualify as cash flow hedges.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which we adopted on November 1, 2017, the ineffective portion of a hedging instrument is no longer required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loans. During the next twelve months, we estimate an additional $320,000 will be reclassified as a decrease to interest expense.
At October 31, 2018, we had two interest rate swap contracts in effect with a notional amount of $145.0 million and one additional interest rate swap that becomes effective on January 31, 2023 with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of October 31, 2018 and April 30, 2018.

		(in thousands)
		October 31, 2018	April 30, 2018
	Balance Sheet Location	Fair Value	Fair Value
Derivative instruments - interest rate swaps	Other Assets	$3,321	$1,779

Total derivatives designated as hedging instruments		$3,321	$1,779

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of October 31, 2018 and 2017.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	2018	2017		2018	2017
Three months ended October 31,
Interest rate contracts	$1,247	—	Interest expense	$90	—

Total derivatives in cash flow hedging relationships	$1,247	—		$90	—

Six months ended October 31,
Interest rate contracts	$1,455	—	Interest expense	$119	—

Total derivatives in cash flow hedging relationships	$1,455	—		$119	—

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
Fair Value Measurements on a Recurring Basis
The fair value of our interest rate swaps are determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We also consider both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at October 31, 2018.  Non-financial assets measured at fair value on a nonrecurring basis at April 30, 2018, consisted of real estate investments that were written-down to estimated fair value during fiscal year 2018. See Note 2 for additional information on impairment losses recognized during fiscal year 2018. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

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

The estimated fair values of our financial instruments as of October 31, 2018, and April 30, 2018, respectively, are as follows:

	(in thousands)
	October 31, 2018		April 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$12,777	$12,777	$11,891	$11,891
FINANCIAL LIABILITIES
Revolving line of credit	$69,500	$69,500	$124,000	$124,000
Term loan A(1)	$70,000	$70,000	$70,000	$70,000
Term loan B(1)	$75,000	$75,000	$—	$—
Mortgages payable	$449,414	$446,360	$509,919	$510,803

(1)	Excluding the effect of the interest rate swap agreement.

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

(in thousands)
Balance at April 30, 2018	$6,644
Net income	(566)
Balance at October 31, 2018	$6,078
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted and restricted common shares, and restricted stock units ("RSUs") up to an aggregate of 4,250,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a revised long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
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
Awards granted on August 10, 2018, consist of 2,368 time-based RSU awards that vest as to one-third on each of August 10, 2019, April 30, 2020, and April 30, 2021; 4,736 performance RSU awards based on TSR; and 5,535 time-based RSU awards that vest as to one-third on each of August 10, 2019, August 10, 2020, and August 10, 2021. All of these awards are classified as equity awards.
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
Total Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $579,811 and $751,000 for the six months ended October 31, 2018 and 2017, respectively.
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
NOTE 15 • SUBSEQUENT EVENTS
Completed Disposition. On November 30, 2018 we sold a commercial property in Minot, ND for a sale price of $6.6 million.
Share Repurchase Program. On December 5, 2018, our Board of Trustees reauthorized our common share repurchase program for an additional one-year period.

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

Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities.  We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents.  As of October 31, 2018, we owned interests in 87 apartment communities consisting of 13,702 apartment homes. Property owned was $1.6 billion at October 31, 2018, compared to $1.7 billion at April 30, 2018.
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

Overview of the Three Months Ended October 31, 2018
For the three months ended October 31, 2018, revenues increased by $3.7 million to $45.6 million, compared to $41.9 million for the three months ended October 31, 2017.  Expenses increased by $2.8 million to $43.4 million for the three months ended October 31, 2018, compared to $40.6 million for the three months ended October 31, 2017. The drivers of these changes are discussed in the “Results of Operations” section below.
Summarized below are significant transactions that occurred during the second quarter of our fiscal year 2019:

•	On August 31, 2018, we amended our credit agreement to:

◦
increase the overall unsecured facility from $370 million to $395 million, reallocating the commitment for the revolving line of credit to $250 million and the remaining $145 million between two term loans;

◦	extend the maturity of the revolving line of credit to August 2022;

◦	extend the existing $70 million unsecured term loan maturity to January 2024; and

◦	add a new $75 million, 7-year unsecured term loan maturing in August 2025.
Under the amendment, the interest rate on our existing facilities decreased by 25-35 basis points (depending on our overall leverage). We also entered into a swap agreement for the entire $75 million and full term of the new unsecured 7-year term loan in our ongoing effort to reduce floating interest rate exposure.

•
On September 10, 2018, we entered into a swap agreement covering the extension of the $70 million term loan from January 2023 to January 2024, resulting in both term loans being covered by swap agreements for the duration of the terms.

•	We sold one commercial property and one parcel of land for a total sale price of $3.1 million.
Subsequent to quarter-end, we engaged in the following transaction:

•	On December 5, 2018, we reauthorized our common share repurchase program for an additional one-year period.

•	On November 30, 2018, we sold a commercial property in Minot, North Dakota for a sale price of $6.6 million.

RESULTS OF OPERATIONS
Consolidated Results of Operations for the Three and Six Months Ended October 31, 2018 and 2017
The discussion that follows is based on our consolidated results of operations for the three and six months ended October 31, 2018 and 2017. Information about our same-store property results is contained in the Net Operating Income section below.

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended October 31,
	October 31,		2018 vs. 2017		October 31,		2018 vs. 2017
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
REVENUE	$45,638	$41,866	$3,772	9.0%	$91,584	$82,844	$8,740	10.5%
Property operating expenses, excluding real estate taxes	14,247	14,108	139	1.0%	28,706	26,982	1,724	6.4%
Real estate taxes	5,089	4,610	479	10.4%	10,159	9,263	896	9.7%
Property management expenses	1,319	1,372	(53)	(3.9)%	2,686	2,728	(42)	(1.5)%
Casualty loss	225	115	110	95.7%	450	600	(150)	(25.0)%
Depreciation and amortization	19,191	17,270	1,921	11.1%	37,803	42,608	(4,805)	(11.3)%
Impairment of real estate investments	—	—	—	n/a	—	256	(256)	n/a
General and administrative expenses	3,374	3,118	256	8.2%	7,244	7,120	124	1.7%
TOTAL EXPENSES	$43,445	$40,593	$2,852	7.0%	$87,048	$89,557	$(2,509)	(2.8)%
Operating income (loss)	2,193	1,273	920	72.3%	4,536	(6,713)	11,249	(167.6)%
Interest expense	(7,997)	(8,509)	512	(6.0)%	(16,382)	(16,640)	258	(1.6)%
Loss on extinguishment of debt	(4)	(334)	330	(98.8)%	(556)	(533)	(23)	4.3%
Interest income	410	199	211	106.0%	891	220	671	305.0%
Other income	19	56	(37)	(66.1)%	54	263	(209)	(79.5)%
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations	(5,379)	(7,315)	1,936	(26.5)%	(11,457)	(23,403)	11,946	(51.0)%
Gain (loss) on sale of real estate and other investments	(232)	5,324	(5,556)	(104.4)%	8,992	5,448	3,544	65.1%
Income (loss) from continuing operations	(5,611)	(1,991)	(3,620)	181.8%	(2,465)	(17,955)	15,490	(86.3)%
Income (loss) from discontinued operations	—	15,130	(15,130)	(100.0)%	570	17,815	(17,245)	(96.8)%
NET INCOME (LOSS)	$(5,611)	$13,139	$(18,750)	(142.7)%	$(1,895)	$(140)	$(1,755)	1,253.6%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	722	(773)	1,495	(193.4)%	587	871	(284)	(32.6)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	331	455	(124)	(27.3)%	(334)	826	(1,160)	(140.4)%
Net income (loss) attributable to controlling interests	(4,558)	12,821	(17,379)	(135.6)%	(1,642)	1,557	(3,199)	(205.5)%
Dividends to preferred shareholders	(1,706)	(2,812)	1,106	(39.3)%	(3,411)	(5,098)	1,687	(33.1)%
Redemption of Preferred Shares	—	(3,649)	3,649	(100.0)%	—	(3,649)	3,649	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,264)	$6,360	$(12,624)	(198.5)%	$(5,053)	$(7,190)	$2,137	(29.7)%

Revenues.  Revenues for the three months ended October 31, 2018, were $45.6 million, compared to $41.9 million in the three months ended October 31, 2017, an increase of $3.8 million or 9.0%. The increase in revenue for the three months ended October 31, 2018, resulted primarily from properties acquired in fiscal year 2018 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue	Three Months Ended October 31, 2018
Increase in revenue from non-same-store apartment communities	$5,119
Increase in revenue from same-store apartment communities	1,298
Decrease in revenue from other properties and dispositions	(2,645)
Net increase in total revenue	$3,772
Revenues for the six months ended October 31, 2018, were $91.6 million, compared to $82.8 million in the six months ended October 31, 2017, an increase of $8.7 million or 10.5%. The increase in revenue for the six months ended October 31, 2018, resulted primarily from properties acquired in fiscal year 2018 and same-store properties, as shown in the table below.

(in thousands)
Increase in Total Revenue	Six Months Ended October 31, 2018
Increase in revenue from non-same-store apartment communities	$11,140
Increase in revenue from same-store apartment communities	2,368
Decrease in revenue from other properties and dispositions	(4,768)
Net increase in total revenue	$8,740
Property Operating Expenses, Excluding Real Estate Taxes.  Property operating expenses, excluding real estate taxes, increased by 1.0% to $14.2 million in the three months ended October 31, 2018, compared to $14.1 million in the same period of the prior fiscal year.  An increase of $1.4 million at non-same-store properties was offset by decreases of $517,000 at same-store properties and $769,000 from sold properties.
Property operating expenses, excluding real estate taxes, increased by 6.4% to $28.7 million in the six months ended October 31, 2018, compared to $27.0 million in the same period of the prior fiscal year. An increase of $3.0 million at non-same-store properties was partially offset by decreases of $188,000 at same-store properties and $1.1 million from sold properties.
Real Estate Taxes.  Real estate taxes increased by 10.4% to $5.1 million in the three months ended October 31, 2018, compared to $4.6 million in the same period of the prior fiscal year. An increase of $584,000 at non-same-store properties and $123,000 at same-store properties was partially offset by a decrease of $228,000 from sold and other properties.
Real estate taxes increased by 9.7% to $10.2 million in the six months ended October 31, 2018, compared to $9.3 million in the same period of the prior fiscal year.  An increase of $1.2 million at non-same-store properties and $309,000 at same-store properties was partially offset by a decrease of $794,000 from sold properties.
Property Management Expenses. Property management expense decreased by 3.9% to $1.3 million in the three months ended October 31, 2018, compared to $1.4 million in the same period of the prior fiscal year. Property management expense was $2.7 million in each of the six months ended October 31, 2018 and 2017.
Depreciation and Amortization. Depreciation and amortization increased by 11.1% to $19.2 million in the three months ended October 31, 2018, compared to $17.3 million in the same period of the prior fiscal year, primarily attributable to non-same-store properties.
Depreciation and amortization decreased by 11.3% to $37.8 million in the six months ended October 31, 2018, compared to $42.6 million in the same period of the prior fiscal year. This decrease was primarily due to a change in the estimated useful lives of our assets in the prior fiscal year, offset by increased depreciation from non-same-store properties.. In the six months ended October 31, 2017, we recognized an additional $9.0 million in depreciation expense due to a one-time adjustment for assets that were fully depreciated under the new estimated useful lives. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
Impairment of Real Estate Investments.  We recognized no impairment in the six months ended October 31, 2018, compared to $256,000 in the same period of the prior fiscal year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this report for additional information.
General and Administrative Expenses.  General and administrative expenses increased by 8.2% to $3.4 million in the three months ended October 31, 2018, compared to $3.1 million in the same period of the prior fiscal year, due primarily to higher estimated incentive compensation related to the expected achievement of certain financial metric targets. General and administrative expenses increased by 1.7% to $7.2 million in the six months ended October 31, 2018, compared to $7.1 million in the same period of the prior fiscal year.
Interest Expense.  Interest expense decreased by 6.0% to $8.0 million in the three months ended October 31, 2018, compared to $8.5 million in the same period of the prior fiscal year, due primarily to a decrease in average debt outstanding. Interest expense decreased by 1.6% to $16.4 million in the six months ended October 31, 2018, compared to $16.6 million in the same period of the prior fiscal year, due primarily to a decrease in debt outstanding.
Gain (loss) on Sale of Real Estate and Other Investments. We recorded a net loss of $232,000 and a net gain of $5.3 million in continuing operations in the three months ended October 31, 2018 and 2017, respectively. We recorded net gains of $9.0 million and $5.4 million in continuing operations in the six months ended October 31, 2018 and 2017, respectively. Properties sold in the three and six months ended October 31, 2018 and 2017, are detailed below in the section captioned “Property Acquisitions and Dispositions.”
Income from Discontinued Operations. We recorded no income from discontinued operations in the three months ended October 31, 2018, compared to $15.1 million in the same period of the prior fiscal year. We recorded income from discontinued operations of $570,000 and $17.8 million , respectively, in the six months ended October 31, 2018 and 2017. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net Operating Income
Net Operating Income (“NOI”) is a non-U.S. GAAP measure, which we define as total real estate revenues less real estate expenses. Real estate expenses consist of property operating expenses and real estate tax expense and do not include property management expense. We believe that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, and general and administrative expenses.  NOI does not represent cash generated by operating activities in accordance with U.S. GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following table shows real estate revenue, real estate operating expenses, and NOI for the three and six months ended October 31, 2018 and 2017, respectively, for our multifamily and other properties.  For a reconciliation of NOI to net income as reported, see Note 5 of the Notes to the Condensed Consolidated Financial Statements in this report.
The table also shows multifamily NOI on a same-store and non-same-store properties basis. Same-store properties are properties owned or in service for the entirety of the periods being compared, and, in the case of development or re-development properties, those that have achieved a target level of occupancy of 90%. For comparison of the six months ended October 31, 2018 and 2017, four apartment communities were categorized as non-same-store.
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

	(in thousands, except percentages)
	Three Months Ended October 31,				Six Months Ended October 31,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Real estate revenue
Same-store	$37,208	$35,910	$1,298	3.6%	$73,946	$71,578	$2,368	3.3%
Non-same-store	6,666	1,547	5,119	330.9%	13,017	1,877	11,140	593.5%
Other properties and dispositions	1,764	4,409	(2,645)	(60.0)%	4,621	9,389	(4,768)	(50.8)%
Total	$45,638	$41,866	$3,772	9.0%	$91,584	$82,844	$8,740	10.5%

Real estate expenses
Same-store	$16,079	$16,473	$(394)	(2.4)%	$32,172	$32,051	$121	0.4%
Non-same-store	2,689	728	1,961	269.4%	5,082	883	4,199	475.5%
Other properties and dispositions	568	1,517	(949)	(62.6)%	1,611	3,311	(1,700)	(51.3)%
Total	$19,336	$18,718	$618	3.3%	$38,865	$36,245	$2,620	7.2%

Net operating income
Same-store	$21,129	$19,437	$1,692	8.7%	$41,774	$39,527	$2,247	5.7%
Non-same-store	3,977	819	3,158	385.6%	7,935	994	6,941	698.3%
Other properties and dispositions	1,196	2,892	(1,696)	(58.6)%	3,010	6,078	(3,068)	(50.5)%
Total	$26,302	$23,148	$3,154	13.6%	$52,719	$46,599	$6,120	13.1%

Reconciliation of NOI to net income (loss) available to common shareholders
Property management	$(1,319)	$(1,372)			$(2,686)	$(2,728)
Casualty loss	(225)	(115)			(450)	(600)
Depreciation/amortization	(19,191)	(17,270)			(37,803)	(42,608)
Impairment of real estate investments	—	—			—	(256)
General and administrative expenses	(3,374)	(3,118)			(7,244)	(7,120)
Interest expense	(7,997)	(8,509)			(16,382)	(16,640)
Loss on debt extinguishment	(4)	(334)			(556)	(533)
Interest and other income	429	255			945	483
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations	(5,379)	(7,315)			(11,457)	(23,403)
Gain (loss) on sale of real estate and other investments	(232)	5,324			8,992	5,448
Income (loss) from continuing operations	(5,611)	(1,991)			(2,465)	(17,955)
Income (loss) from discontinued operations	—	15,130			570	17,815
Net income (loss)	$(5,611)	$13,139			$(1,895)	$(140)

Occupancy(1)	October 31, 2018	October 31, 2017
Same-store	95.4%	95.2%
Non-same-store	92.7%	92.4%
Total	95.1%	94.8%
(1) Occupancy represents the actual number of units leased divided by the total number of units at the end of the period.

Number of Units	October 31, 2018	October 31, 2017
Same-store	12,347	11,384
Non-same-store	1,355	2,192
Total	13,702	13,576

Real estate revenue from same-store properties increased by 3.6% or $1.3 million in the three months ended October 31, 2018, compared to the same period in the prior fiscal year, due to growth in average rental revenue.
Real estate revenue from same-store properties increased by 3.3% or $2.4 million in the six months ended October 31, 2018, compared to the same period in the prior fiscal year.  Approximately 3.0% of the increase was attributable to growth in average rental revenue, and 0.3% of the increase was attributable to higher average occupancy.
Real estate expenses at same-store properties decreased by 2.4% or $394,000 in the three months ended October 31, 2018, compared to the same period in the prior fiscal year. The decrease was primarily attributable to lower property operating expenses due to cost containment initiatives implemented at the end of the first quarter of fiscal year 2019 and lower insurance costs due to favorable loss experience, partially offset by an increase in real estate taxes due to increases in levy rates in select markets.
Real estate expenses at same-store properties increased by 0.4% or $121,000 in the six months ended October 31, 2018, compared to the same period in the prior fiscal year.  Increases occurred in utilities and in real estate taxes due to increases in levy rates in select markets, offset by lower insurance costs due to favorable loss experience.
PROPERTY ACQUISITIONS AND DISPOSITIONS
During the second quarter of fiscal year 2019, we sold one commercial property and one parcel of unimproved land for a total sale price of $3.1 million. During the second quarter of fiscal year 2019, we had no acquisitions of properties. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six-month periods ended October 31, 2018 and 2017.
FUNDS FROM OPERATIONS
We consider Funds from Operations (“FFO”) to be a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”). NAREIT currently defines FFO as net income or loss attributable to common shareholders computed in accordance with GAAP, adjusted for:

•	depreciation and amortization related to real estate;

•	gains and losses from the sale of certain real estate assets;

•	gains and losses from change in control; and

•	impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
Due to limitations of the FFO definition adopted by NAREIT, we have made certain interpretations in applying the definition. We believe that all such interpretations not specifically provided for in the NAREIT definition are consistent with the definition. Effective for the third quarter of fiscal year 2018, we included impairment charges in FFO for assets incidental to our main business.
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

FFO applicable to Common Shares and Units for the three months ended October 31, 2018, increased to $11.7 million compared to $9.5 million for the comparable period ended October 31, 2017, an increase of 23.5%. This increase was primarily due to higher net operating income at same-store and non-same-store properties, reduction in preferred dividends, and costs incurred in the prior comparable period for the redemption of preferred shares. The increase was partially offset by the reduction in net operating income from dispositions. FFO applicable to Common Shares and Units for the six months ended October 31, 2018, decreased to $22.2 million compared to $22.5 million for the comparable period ended October 31, 2017, a reduction of 1.2%.
RECONCILIATION OF NET INCOME ATTRIBUTABLE TO
CONTROLLING INTERESTS TO FUNDS FROM OPERATIONS

	(in thousands, except per share and unit amounts)
Three Months Ended October 31,	2018			2017
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income (loss) attributable to controlling interests	$(4,558)			$12,821
Less dividends to preferred shareholders	(1,706)			(2,812)
Less redemption of preferred shares	—			(3,649)
Net income (loss) available to common shareholders	(6,264)	119,396	$(0.05)	6,360	120,144	$0.05
Adjustments:
Noncontrolling interests – Operating Partnership	(722)	13,789		773	14,623
Depreciation and amortization	18,446			19,894
Impairment of real estate attributable to controlling interests	—			—
Gains on depreciable property sales attributable to controlling interests	232			(17,562)
Funds from operations applicable to common shares and Units	$11,692	133,185	$0.09	$9,465	134,767	$0.07

	(in thousands, except per share and unit amounts)
Six Months Ended October 31,	2018			2017
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income attributable to controlling interests	(1,642)			1,557
Less dividends to preferred shareholders	(3,411)			(5,098)
Less redemption of preferred shares	—			(3,649)
Net income available to common shareholders	(5,053)	119,320	(0.04)	(7,190)	120,282	(0.06)
Adjustments:
Noncontrolling interests – Operating Partnership	(587)	13,924		(871)	14,912
Depreciation and amortization	36,282			48,013
Impairment of real estate attributable to controlling interests	—			256
Gains on depreciable property sales attributable to controlling interests	(8,395)			(17,686)
Funds from operations applicable to common shares and Units	$22,247	133,244	$0.17	$22,522	135,194	$0.17
(1)    Upon the exercise of Exchange Rights, Units of the Operating Partnership are exchangeable for cash or, at our discretion, for common shares on a one-for-one basis.

(2)	Net income attributable to Investors Real Estate Trust is calculated on a per common share basis. FFO is calculated on a per common share and Unit basis.
DISTRIBUTIONS
Distributions of $0.07 and $0.14 per Common Share and Unit were paid, respectively, during the three and six months ended October 31, 2018 and 2017.

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
We believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands during 2019 and 2020. Factors that could increase or decrease our future liquidity include, but are not limited to, volatility in capital and credit markets, our ability to access capital and credit markets, the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
Capital Resources and Cash Flows
As of October 31, 2018, we had total liquidity of approximately $195.3 million, which includes $176.5 million available on our line of credit, $12.8 million of cash and cash equivalents, and $6.0 million under an operating line of credit described below. As of April 30, 2018, we had total liquidity of approximately $193.9 million, which included $176.0 million on our line of credit, $11.9 million of cash and cash equivalents, and $6.0 million under an operating line of credit.
As of October 31, 2018, we also had restricted cash consisting of $5.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions. As of April 30, 2018, we had restricted cash consisting of $4.2 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
During the three months ended October 31, 2018, we amended our primary unsecured credit facility. We increased our overall unsecured facility from $370.0 million to $395.0 million, reallocating the commitment for the revolving line of credit from $300.0 million to $250.0 million and reallocating the remaining $145.0 million between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025. As of October 31, 2018, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool (UAP). The UAP provided for a borrowing capacity of approximately $246.0 million at quarter-end, offering additional borrowing availability of $176.5 million beyond the $69.5 million drawn as of October 31, 2018. At April 30, 2018, the line of credit borrowing capacity was $300.0 million based on the UAP, of which $124.0 million was drawn on the line.
During the year ended April 30, 2018, we entered into a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
For information regarding our cash flows for the six months ended October 31, 2018 and 2017, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended October 31, 2018, we generated cash from various activities, including:

•
The disposition of three apartment communities, three commercial properties, and three parcels of land for a total sale price of $52.2 million. The net proceeds of these transactions was $21.6 million after pay down of debt, and we distributed $1.9 million of the net proceeds to our joint venture partners in those transactions.

During the six months ended October 31, 2018, we used cash for various activities, including:

•	Repaying $62.7 million of mortgage principal; and

•	Funding capital expenditures for apartment communities of approximately $6.8 million.

CRITICAL ACCOUNTING POLICIES
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the fiscal year ended April 30, 2018, filed with the SEC on June 28, 2018 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Effective May 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts With Customers," which eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the six months ended October 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use interest rate swaps to offset the impact of interest rate fluctuations on our $70.0 million and $75.0 million variable-rate term loans. The swap on our $70.0 million term loan has a notional amount of $70.0 million and an average pay rate of 2.16%. The swap on our $75.0 million term loan has a notional amount of $75.0 million and an average pay rate of 2.81%. The fair value of our interest rate swap contracts is $3.3 million. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swap exposes us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
As of October 31, 2018, we had no variable-rate mortgage debt outstanding and $214.5 million of variable-rate borrowings under our line of credit and term loans, of which, $145.0 million is fixed through interest rate swaps. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $695,000 on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount.
Mortgage loan indebtedness decreased by $62.7 million as of October 31, 2018, compared to April 30, 2018, due to loan payoffs and property dispositions. As of October 31, 2018, 100% of our $449.4 million of mortgage debt was at fixed rates of interest, with staggered maturities, compared to 95.6% as of April 30, 2018. As of October 31, 2018, the weighted average rate of interest on our mortgage debt was 4.59%, compared to 4.69% on April 30, 2018. Our goal is to minimize exposure to interest rate risk; however, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt and on future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	(in thousands, except for interest rates)
	Remaining Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter	Total	Fair Value
Debt
Fixed Rate	$4,870	$71,833	$92,177	$70,506	$27,494	$182,534	$449,414	$446,360
Average Interest Rate(1)	4.60%	5.28%	5.03%	4.51%	4.12%
Variable Rate(2)	—	—	—	—	$69,500	$145,000	$214,500	$214,500
Average Interest Rate(1)	—	—	—	—	3.72%

(1)	Interest rate is annualized.

(2)	Excludes the effect of the interest rate swap agreement.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
During the second quarter of fiscal year 2019, we issued 124,000 unregistered Common Shares to limited partners of the Operating Partnership, upon exercise of their exchange rights regarding an equal number of Units.  All such issuances of Common Shares were exempt from registration as private placements under Section 4(2) of the Securities Act, including Regulation D promulgated thereunder.
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

3.3*	Sixth Restated Trustee's Regulations (Bylaws) of Investors Real Estate Trust, adopted on September 20, 2018.
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

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) notes to these condensed consolidated financial statements.

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

Date: December 10, 2018