Form 10-KT
period 2018-12-31
INVESTORS REAL ESTATE TRUST
filed 2019-02-27
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
☑TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from May 1, 2018 to December 31, 2018

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
☐      Yes                    ☑      No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of October 31, 2018 was 645,456,465 based on the last reported sale price on the New York Stock Exchange on October 31, 2018. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 20, 2019, was 11,768,248.
References in this Transition Report on Form 10-KT to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

INVESTORS REAL ESTATE TRUST

Special Note Regarding Forward-Looking Statements
Certain statements included in this Transition Report on Form 10-KT and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our plans and objectives, including our future financial condition, anticipated capital expenditures, anticipated distributions, and our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long-term growth. Forward-looking statements are typically identified by the use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those words and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial conditions, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	economic conditions in the markets where we own apartment communities or markets in which we may invest in the future;

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

•	inability to succeed in any new markets we may enter;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell certain properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	changes in operating costs, including real estate taxes, utilities, and insurance costs;

•	the availability and cost of casualty insurance for losses;

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
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1A of this Transition Report on Form 10-KT and the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
In light of these uncertainties, the events anticipated by our forward-looking statements might not occur. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Transition Report on Form 10-KT should not be construed as exhaustive.

PART I

Item 1. Business
OVERVIEW
Investors Real Estate Trust (“we,” “us,” “IRET” or the “Company”) is a real estate investment trust (“REIT”) organized under the laws of North Dakota, that is focused on the ownership, management, acquisition, development, and redevelopment of apartment communities. Over the past several years, we have extensively repositioned our portfolio from a diversified, multi-segment collection of properties into a single segment concentrated on apartment communities. Our current emphasis is on making operational enhancements that will improve our residents' experience, redeveloping some of our existing apartment communities to meet current market demands, and acquiring new apartment communities in the Minneapolis/St. Paul and Denver metropolitan areas.
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2018, we owned interests in 87 multifamily communities, containing 13,702 apartment homes and having a total real estate investment amount, net of accumulated depreciation, of $1.3 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota, and additional property management offices located in the states where we own apartment communities.
On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end from April 30 to December 31, effective as of January 1, 2019. This transition report on Form 10-KT is for the eight-month period ended December 31, 2018, in accordance with SEC rules and regulations, and all subsequent fiscal years, beginning in 2019, will be from January 1 to December 31.
On December 14, 2018, the Board approved a reverse stock split of our outstanding common shares and Units, no par value per share, at a ratio of 1-for-10. The reverse stock split was effective as of the close of trading on December 27, 2018, with trading commencing on a split-adjusted basis on December 28, 2018. The number of common shares and Operating Partnership limited partnership units ("Units" or "OP Units") was reduced from 119.4 million to 11.9 million and 13.7 million to 1.4 million, respectively. We have retroactively restated all shares and Units and per share and Unit data for all periods presented.
STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, and we conduct our daily business operations primarily through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets (except for qualified REIT subsidiaries) and liabilities were contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. IRET Properties holds substantially all of the assets of the Company. IRET Properties conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons the Company is structured in this manner. As of December 31, 2018, IRET, Inc. owned an 89.7% interest in IRET Properties. The remaining interest in IRET Properties is held by individual limited partners.
BUSINESS STRATEGIES
Our business is focused on our mission - to provide a great home - for our residents, our employees and our investors. We fulfill this mission throughout the Midwest by providing renters well-located options that range from workforce to lifestyle housing. While fulfilling our mission, we are seeking consistent earnings growth through exceptional operations, disciplined capital allocation, and market knowledge and efficiencies. Our operations and investment strategies are the foundation for fulfilling our mission.

Operations Strategy
We manage our apartment communities with a focus on providing an exceptional resident experience and maximizing our property financial results. Our initiatives to optimize our operations include:

•	Providing excellent customer service to enhance resident satisfaction and retention;

•	Employing new technologies that make our communities more efficient and more accessible to residents;

•	Optimizing revenues;

•	Controlling operating costs; and

•	Unlocking value within the portfolio through redevelopment and enhancement of existing assets.
Investment Strategy
Our business objective under our current strategic plan is to employ an investment strategy that includes the following elements:

•
Investing in income-producing apartment communities that grow distributable cash flow and are located in key geographic markets with populations ranking in the top 25 U.S. metropolitan statistical areas, including expansion in the Minneapolis and Denver markets;

•	Selecting markets with favorable market characteristics, including occupancy rates, supply pipeline, rent growth, income growth, and employment forecasts;

•	Leveraging our Midwest-centered portfolio to take advantage of our heightened market knowledge and regional experience;

•	Building a strong market presence in new markets but limiting over-exposure to any given market; and

•	Deemphasizing our exposure to tertiary markets.

FINANCING AND DISTRIBUTIONS

To fund our investment and capital activities, we rely on a combination of issuance of senior securities, borrowed funds, and offering securities in exchange for property. We regularly issue dividends to our shareholders. Each of these is described below.
Issuance of Senior Securities
On October 2, 2017, we issued 4,118,460 shares of 6.625% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the "Series C preferred shares"). All of our outstanding shares of 7.95% Series B preferred shares were redeemed on October 30, 2017. Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.
Bank Financing and Other Debt
As of December 31, 2018, we owned 87 apartment communities, of which 51 properties served as collateral for mortgage loans. The majority of these mortgages payable were non-recourse to us other than for standard carve-out obligations. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with borrowing capacity based on the value of properties contained in the unencumbered asset pool. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election.
During the transition period ended December 31, 2018, we amended our primary unsecured credit facility. We extended the maturity date on our existing $70.0 million unsecured term loan, which now matures on January 15, 2024. We also added a new $75.0 million, seven-year term loan which matures on August 31, 2025.
We also have a $6.0 million operating line of credit, which is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2018, our ratio of total indebtedness to total gross real estate investments was 39.5%.

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

Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. For the transition period ended December 31, 2018 and the three most recent fiscal years ended April 30, we have issued the following limited partnership units of IRET Properties in exchange for properties:

	(in thousands)
	Transition Period Ended	Years Ended
	December 31, 2018	April 30, 2018	April 30, 2017	April 30, 2016
Limited partnership units issued	—	—	—	2,559
Value at issuance, net of issue costs	$—	$—	$—	$18,226

Distributions to Shareholders
Distributions to shareholders and holders of limited partnership units. The Internal Revenue Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the eight months ended December 31, 2018 and in the fiscal year 2018 totaled approximately 82% and 104%, respectively, on a per share and unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
EMPLOYEES

As of December 31, 2018, we had 435 employees, of which 396 were full-time and 39 were part-time.

ENVIRONMENTAL MATTERS
See the discussion under the caption "Risks Related to Our Properties and Operations -- We may be responsible for potential liabilities under environmental laws" in Item 1A, Risk Factors, for information concerning the potential effects of environmental matters on our business, which discussion under "We may be responsible for potential liabilities under environmental laws" is incorporated by reference into this Item 1.

INSURANCE
We purchase general liability and property insurance coverage for each of our properties. We also purchase limited terrorism, environmental, and flood insurance as well as other types of insurance coverage related to a variety of risks and exposures. There are certain types of losses that may not be covered or could exceed coverage limits. Our insurance policies are also subject to deductibles and coverage limits. Although we believe that we have adequate insurance coverage on our properties, we may incur losses, which could be material, due to uninsured risks, deductibles and/or losses in excess of coverage limits, any of which could have a material adverse effect on our business.

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
Website and Available Information

Our internet address is www.iretapartments.com. We make available, free of charge, through the “SEC filings” tab under the Investors section of our website, our Transition Report on Form 10-KT, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, and proxy statements for our Annual Meetings of Shareholders, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also file press releases, investor presentations, and certain supplemental information on our website. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, Executive, and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investors section of our website. Copies of these documents are also available free of charge to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Transition Report on Form 10-KT.
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

•
the attractiveness of our apartment communities to residents as well as residents' perceptions of the safety, convenience, and attractiveness of our apartment communities and the areas in which they are located;

•	changes in interest rates and availability of attractive financing that might make other housing options, like home ownership, more attractive;

•	our ability to collect rents from our residents;

•	vacancies, changes in rental rates, and the periodic need to repair, renovate, and redevelop our apartment communities;

•
increases in operating costs, including real estate taxes, state and local taxes, insurance expenses, utilities, and security costs, many of which are not reduced significantly when circumstances cause a reduction in revenues from a property;

•	increases in compensation costs due to the tight labor market in many of the markets in which we operate;

•	our ability to provide adequate maintenance and insurance on our apartment communities; and

•	changes in tax laws and other government regulations that could affect the value of REITs generally or our business in particular.

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

•	we may be unable to maintain consistent standards, controls, policies, and procedures, or realize the anticipated benefits of the acquisitions within the anticipated time frame, or at all;

•	acquisitions and divestitures could divert our attention from our existing properties and could cause us to lose key employees or be unable to attract highly qualified new employees;

•
unfamiliarity with the dynamics and prevailing market conditions or local government or permitting procedures of any new geographic markets could adversely affect our ability to successfully expand into or operate within those markets or cause us to become more dependent on third parties in new markets due to our inability to directly and efficiently manage and otherwise monitor new properties in new markets;

•	we may make assumptions regarding the expected future performance of acquired properties, including expected occupancy, rental rates, and cash flows, that prove to be inaccurate; and

•	we may improperly estimate the costs of repositioning or redeveloping an acquired property.
We also may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors. Since April 30, 2018, substantially all of our investments have been concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downtown or slowdown in the demand for multifamily housing may have more pronounced effects on our business and results of operations or on the value of our assets than if we had continued to be more diversified in our investments into more than one asset class.
Our operations are concentrated in the Midwest region and a portion of the West region of the United States; we are subject to general economic conditions in the regions in which we operate. Our overall operations are concentrated in the Midwest region and portions of the West region of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions, and competition from other communities and alternative forms of housing. In particular, our performance is influenced by job growth and unemployment rates in the areas in which we operate. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experience natural disasters, the value of our portfolio, our results of operations, and our ability to make payments on our debt and to make distributions could be adversely affected.

Competition may negatively impact our earnings. We compete with many kinds of institutions, including other REITs, private partnerships, individuals, pension funds, and banks in attracting residents and finding investment opportunities. Many of these institutions are active in the markets in which we invest and have greater financial and other resources than we do. Our apartment communities compete directly with other multifamily apartment communities, single-family homes, condominiums, and other short-term rentals.
Short-term leases could expose us to the effects of declining market rents. Our apartment leases are generally for a term of 18 months or less. Because these leases generally allow residents to leave at the expiration of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Because real estate investments are relatively illiquid, and various factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate.  We may have limited ability to change our portfolio of properties quickly in response to our strategic plan and changes in economic or other conditions, and the prohibitions under the federal income tax laws on REITs holding property for sale and related regulations may affect our ability to sell properties. Under certain circumstances, the Code imposes penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. Our ability to dispose of assets also may be limited by constraints on our ability to use disposition proceeds to make acquisitions on financially attractive terms. More specifically, we are required to distribute or pay tax on all capital gains generated from the sale of assets. Some of our properties were acquired using limited partnership units of IRET Properties, our operating partnership, and are subject to certain agreements that restrict our ability to sell these properties in transactions that would create current taxable income to the former owners. As a result, we are motivated to structure the sale of these assets as tax-free exchanges, the requirements of which are technical and may be difficult to achieve.
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
We may not be able to attract and retain qualified employees. Strong economic growth in recent years has created a tight labor market in many of the markets in which we operate, and we are dependent on employees at our apartment communities to provide attractive apartment homes for our residents. The loss of key personnel at these apartment communities, or the inability or cost of replacing such personnel at such communities, could have an adverse impact on our business and results of operations.
We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks, and services. We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. In the normal course of business, we and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and/or payroll software/services) collect and retain certain personal information provided by our residents, employees, and vendors. We also rely extensively on computer systems to process transactions and manage our business. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot provide assurance that we or our service providers will be able to prevent unauthorized access to this personal information, that our efforts to maintain the security and integrity of the information that we and our service providers collect will be effective, or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target. In some cases, these breaches are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, thereby making it impossible to entirely mitigate this risk. The risk of a breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative measures, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence.
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
Environmental laws also govern the presence, maintenance, and removal of asbestos, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos; notify and train those who may come into contact with asbestos; and undertake special precautions if asbestos would be disturbed during renovation or demolition of a building. Indoor air quality issues may also necessitate special investigation and remediation. These air quality issues can result from inadequate ventilation, chemical contaminants from indoor or outdoor sources, or biological contaminants such as molds, pollen, viruses and bacteria. Asbestos or air quality remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s residents, or require rehabilitation of an affected property.
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
Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, extended coverage, and other insurance with respect to our properties at levels that we believe to be adequate and comparable to coverage customarily obtained by owners of similar properties. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses, or our level of coverage may not continue to be available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms. We also do not maintain coverage for certain catastrophic events like hurricanes and earthquakes because the cost of such insurance is deemed by management to be higher than the risk of loss due to the location of our properties. In most cases, we have to renew our insurance policies on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. Any material increases in insurance rates or decrease in available coverage in the future could adversely affect our results of operations.

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
Catastrophic weather, natural events, and climate change could adversely affect our business. Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, flooding, tornadoes, or other severe or inclement weather. These adverse and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as additional revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community.
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
Risks related to properties under development, redevelopment, or newly developed properties may adversely affect our financial performance. We may be unable to obtain, or may suffer delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could lead to increased costs or abandonment of projects. We may not be able to obtain financing on favorable terms, or at all, and we may not be able to complete lease-up of a property on schedule. The resulting time required for development, redevelopment, and lease-up means that we may have to wait years for significant cash returns.
Future cash flows may not be sufficient to ensure recoverability of the carrying value of our real estate assets. We periodically evaluate the recoverability of the carrying value of our real estate assets under United States generally accepted accounting principles (“GAAP”). Factors considered in evaluating impairment of our real estate assets held for investment include recurring net operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the estimated undiscounted future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of these assets require the judgment of management.
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
Employee theft or fraud could result in loss. Certain employees have access to, or signature authority with respect to, our bank accounts or assets, which exposes us to the risk of fraud or theft. Certain employees also have access to key information technology (“IT”) infrastructure and to resident and other information that may be commercially valuable. If any employee were to compromise our IT systems, or misappropriate resident or other information, we could incur losses, including potentially significant financial or reputational harm. We may not have insurance that covers any losses in full or covers losses from particular criminal acts.
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
The restrictive terms of indebtedness may cause acceleration of debt payments and constrain our ability to conduct certain transactions.  At December 31, 2018, we and our Operating Partnership had outstanding borrowings of approximately $648.5 million. Some of this indebtedness contains financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others. Some covenants present new constraints as we navigate investments and dispositions with respect to our ability to invest in certain markets, add incremental secured and recourse debt, and add overall leverage. If an event of default occurs, our lenders may declare borrowings under the loan agreements to be due and payable immediately, which could have an adverse effect on our ability to make distributions to our shareholders and pay amounts due on our debt.
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
Potential changes to LIBOR could affect our financing covenants. LIBOR has been used as a primary benchmark for short-term interest rates, including under our credit facility. Daily LIBOR interest rates have been published since January 1, 1986 and have become deeply entrenched into the global financial markets. Post-financial crisis, regulation has significantly reduced bank appetite to issue commercial paper and wholesale deposits, which means there is a very low volume of transactions upon which banks can base their LIBOR submissions. As a result, banks must rely upon their "expert judgment" in translating other interest rates into a LIBOR rate. The liability associated with generating such a highly utilized interest rate based upon expert judgment is significant. As a result, a global effort is underway to find new benchmark rates to replace LIBOR by the end of 2021. This raises a complication for financial assets and financial contracts with maturities beyond 2021. As it relates to future and derivatives contracts, ISDA master agreements between counterparties will need to be amended or replaced, including derivative contracts in which we are invested. There can be no assurance that a new global standard will be agreed upon or that any new rate will be reflective of the original interest rate and credit risk included within LIBOR.
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
We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Without the approval of our common shareholders, our Board of Trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights and preferences that are superior to the rights of the holders of our common shares. In that regard, in September 2017, we filed a shelf registration statement with the SEC that enables us to sell an undetermined number of equity and debt securities as defined in the prospectus. Future sales of common stock, preferred stock, or convertible debt securities may dilute current shareholders and could have an adverse impact on the market price of our common stock.
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
If the transaction is not void, then the shares in violation of the foregoing conditions will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. The Trust's Declaration of Trust also provides a limit on a person owning in excess of the ownership limit of 9.8%, in number or value, of the Trust's outstanding shares, although the Board of Trustees retains the ability to make exceptions to this ownership threshold. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of our shareholders.
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

Summary of Individual Properties Owned as of December 31, 2018

The following table presents information regarding our 87 apartment communities and four other properties held for investment, as well as unimproved land as of December 31, 2018. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Transition Report on Form 10-KT.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2018
MULTIFAMILY
71 France - Edina, MN (1) (2) (4) (5)	241	$66,585	95.0%
Alps Park - Rapid City, SD (1)	71	6,208	100.0%
Arbors - South Sioux City, NE (1)	192	9,505	94.8%
Arcata - Golden Valley, MN (4) (5)	165	33,244	95.2%
Ashland - Grand Forks, ND (1)	84	8,603	96.4%
Avalon Cove - Rochester, MN (5)	187	36,127	97.3%
Boulder Court - Eagan, MN	115	9,818	100.0%
Brookfield Village - Topeka, KS (1)	160	9,215	97.5%
Canyon Lake - Rapid City, SD (1)	109	6,674	97.2%
Cardinal Point - Grand Forks, ND (4) (5)	251	35,052	94.4%
Cascade Shores - Rochester, MN (1) (5)	90	18,383	95.6%
Castlerock - Billings, MT (1)	166	8,059	95.2%
Chateau - Minot, ND (4) (5)	104	21,299	93.3%
Cimarron Hills - Omaha, NE (1)	234	15,185	96.2%
Colonial Villa - Burnsville, MN	239	23,334	93.7%
Colony - Lincoln, NE (1)	232	18,901	96.6%
Commons and Landing at Southgate - Minot, ND (1) (2)	341	54,917	98.2%
Cottage West Twin Homes - Sioux Falls, SD (1)	50	5,348	96.0%
Cottonwood - Bismarck, ND (1)	268	24,011	96.3%
Country Meadows - Billings, MT (1)	133	10,089	94.0%
Crestview - Bismarck, ND (1)	152	6,826	98.0%
Crown Colony - Topeka, KS (1)	220	14,525	96.8%
Crystal Bay - Rochester, MN (5)	76	12,130	92.1%
Cypress Court - St. Cloud, MN (1) (2)	196	20,714	96.9%
Deer Ridge - Jamestown, ND (1) (4) (5)	163	25,041	94.5%
Dylan - Denver, CO (3)(4)	274	89,942	91.2%
Evergreen - Isanti, MN (1)	72	7,083	97.2%
Forest Park - Grand Forks, ND (1)	268	14,836	91.4%
French Creek - Rochester, MN (5)	40	5,153	100.0%
Gables Townhomes - Sioux Falls, SD (1)	24	2,527	87.5%
Gardens - Grand Forks, ND (5)	74	9,333	94.6%
Grand Gateway - St. Cloud, MN	116	9,788	96.6%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2018
GrandeVille at Cascade Lake - Rochester, MN (1) (5)	276	$57,017	96.0%
Greenfield - Omaha, NE	96	6,044	99.0%
Heritage Manor - Rochester, MN (1)	182	10,688	95.6%
Homestead Garden - Rapid City, SD (1)	152	15,459	98.0%
Indian Hills - Sioux City, IA	120	7,704	96.7%
Kirkwood Manor - Bismarck, ND (1)	108	5,124	93.5%
Lakeside Village - Lincoln, NE (1)	208	18,254	94.2%
Landmark - Grand Forks, ND	90	2,913	93.3%
Legacy - Grand Forks, ND (1)	360	33,568	91.1%
Legacy Heights - Bismarck, ND (4) (5)	119	15,368	97.5%
Mariposa - Topeka, KS (1)	54	6,550	98.1%
Meadows - Jamestown, ND	81	7,064	95.1%
Monticello Crossings - Monticello, MN (4) (5)	202	31,898	98.0%
Monticello Village - Monticello, MN	60	5,354	98.3%
North Pointe - Bismarck, ND (1)	73	5,619	91.8%
Northridge - Bismarck, ND	68	8,590	95.6%
Oakmont Estates - Sioux Falls, SD	79	6,664	98.7%
Oakwood Estates - Sioux Falls, SD	160	8,155	95.6%
Olympic Village - Billings, MT (1)	274	15,638	98.2%
Olympik Village - Rochester, MN (1)	140	9,861	97.1%
Oxbo - St Paul, MN (3)(4)	191	57,562	95.3%
Oxbow Park - Sioux Falls, SD	120	7,294	94.2%
Park Meadows - Waite Park, MN (1)	360	20,241	97.8%
Park Place - Plymouth, MN (3)(4)	500	94,861	93.4%
Pebble Springs - Bismarck, ND	16	991	100.0%
Pinehurst - Billings, MT	21	1,282	85.7%
Plaza - Minot, ND (1)	71	16,697	94.4%
Pointe West - Rapid City, SD (1)	90	5,873	91.1%
Ponds at Heritage Place - Sartell, MN	58	5,405	91.4%
Prairie Winds - Sioux Falls, SD (1)	48	2,699	97.9%
Quarry Ridge - Rochester, MN (1)	313	34,370	95.2%
Red 20 - Minneapolis, MN (1)(5)	130	26,201	92.3%
Regency Park Estates - St. Cloud, MN (1)	147	13,355	94.6%
Ridge Oaks - Sioux City, IA (1)	132	7,258	92.4%
Rimrock West - Billings, MT (1)	78	5,881	97.4%
River Ridge - Bismarck, ND	146	26,145	99.3%
Rocky Meadows - Billings, MT (1)	98	7,999	96.9%
Rum River - Isanti, MN (1)	72	6,129	94.4%
Sherwood - Topeka, KS (1)	300	21,153	99.0%
Sierra Vista - Sioux Falls, SD	44	2,934	100.0%
Silver Springs - Rapid City, SD (1)	52	3,946	98.1%
South Pointe - Minot, ND (1)	196	15,736	98.5%
Southpoint - Grand Forks, ND	96	10,638	93.8%
Southwind - Grand Forks, ND (1)	164	9,457	88.4%
Sunset Trail - Rochester, MN (1)	146	16,433	95.9%
Thomasbrook - Lincoln, NE (1)	264	16,235	97.0%
Valley Park - Grand Forks, ND (1)	167	8,480	91.0%
Villa West - Topeka, KS (1)	308	19,232	94.8%
Village Green - Rochester, MN	36	3,598	100.0%
Westend - Denver, CO (3)(4)	390	127,879	96.7%
West Stonehill - Waite Park, MN (1)	313	18,942	98.4%
Westwood Park - Bismarck, ND (1)	65	4,088	96.9%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2018
Whispering Ridge - Omaha, NE (1)	336	$29,256	97.3%
Winchester - Rochester, MN	115	8,924	96.5%
Woodridge - Rochester, MN (1)	110	9,756	97.3%
TOTAL MULTIFAMILY	13,702	$1,582,917	95.7%

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2018
OTHER - MIXED USE
71 France - Edina, MN (1)	20,955	$6,654	100.0%
Oxbo - St Paul, MN	11,477	3,526	100.0%
Plaza - Minot, ND (1)	50,610	9,597	100.0%
Red 20 - Minneapolis, MN (1)	10,508	2,944	100.0%
TOTAL OTHER - MIXED USE	93,550	$22,721

OTHER - COMMERCIAL
Dakota West Plaza - Minot, ND	16,921	624	52.3%
Minot 1400 31st Ave - Minot, ND	48,960	11,606	76.3%
Minot IPS - Minot, ND	27,698	6,368	100.0%
Woodbury 1865 Woodlane - Woodbury, MN	69,600	3,400	100.0%
TOTAL OTHER - COMMERCIAL	163,179	$21,998

UNIMPROVED LAND
Creekside Crossing - Bismarck, ND		3,049
Minot 1525 24th Ave SW - Minot, ND		506
Rapid City - Rapid City, SD		1,376
Weston - Weston, WI		370
TOTAL UNIMPROVED LAND		$5,301

TOTAL APARTMENT HOMES	13,702
TOTAL SQUARE FOOTAGE - OTHER	256,729
TOTAL GROSS REAL ESTATE INVESTMENTS, EXCLUDING MORTGAGE NOTES RECEIVABLE		$1,632,937

(1)	Encumbered by mortgage debt.

(2)
Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 52.6% ownership in 71 France, 65.5% ownership in Commons & Landing at Southgate, and 86.1% ownership in Cypress Court.

(3)	Non-same-store for the comparison of the eight months ended December 31, 2018 to the eight months ended December 31, 2017. Refer to Item 7 for definition of non-same-store.

(4)	Non-same-store for the comparison of fiscal years 2018 and 2017.

(5)	Non-same-store for the comparison of fiscal years 2017 and 2016.

Properties by State

The following table presents, as of December 31, 2018, the total amount of property owned, net of accumulated depreciation, by state:

	(in thousands)
State	Multifamily	Other	Total	% of Total
Minnesota	$550,874	$15,297	$566,171	44.4%
North Dakota	269,878	15,632	285,510	22.4%
Colorado	212,056	—	212,056	16.7%
Nebraska	81,890	—	81,890	6.4%
South Dakota	47,834	—	47,834	3.8%
Kansas	45,223	—	45,223	3.6%
Montana	25,730	—	25,730	2.0%
Iowa	9,351	—	9,351	0.7%
Total	$1,242,836	$30,929	$1,273,765	100.0%

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Quarterly Distribution Data
Our common shares of beneficial interest trade on the NYSE under the symbol “IRET.” The following table shows the distributions per common share and limited partnership unit declared with respect to each period.

Distributions Declared
(per share and unit)
Two months ended December 31, 2018	$0.70
Three months ended October 31, 2018	0.70
Three months ended July 31, 2018	0.70

	Distributions Declared
	(per share and unit)
Quarter Ended	Fiscal Year 2018	Fiscal Year 2017
April 30	$0.70	$0.70
January 31	0.70	1.30
October 31	0.70	1.30
July 31	0.70	1.30

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
Shareholders
As of February 20, 2019, there were approximately 2,912 common shareholders of record.
Unregistered Sales of Shares
Under the terms of IRET Properties’ Agreement of Limited Partnership, limited partners have the right to require IRET Properties to redeem their limited partnership units for cash generally any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to redeem such Units by either making a cash payment or exchanging the Units for our common shares, on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including that the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 100 Units, or, if such limited partner holds less than 100 Units, for less than all of the Units held by such limited partner. IRET Properties and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year or other limitations to their Exchange Right.
During the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016, respectively, we issued an aggregate of 19,899, 2,892, 30,471, and 3,616 unregistered common shares to limited partners of IRET Properties upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit	Plans or Programs	Programs(2)
May 1 - 31, 2018	11,921	$51.77	11,829	$34,949,007
June 1 - 30, 2018	8,944	53.07	—	34,949,007
July 1 - 31, 2018	—	—	—	34,949,007
August 1 - 31, 2018	—	—	—	34,949,007
September 1 - 30, 2018	60	54.70	—	34,949,007
October 1 - 31, 2018	—	—	—	34,949,007
November 1 - 30, 2018	1,717	52.57	1,717	34,858,396
December 1 - 31, 2018	28,865	51.16	28,575	33,391,744
Total	51,507	$51.68	42,121

(1)	Includes 235 shares surrendered to us by employees in satisfaction of tax withholding obligations associated with the vesting of restricted shares.

(2)
Represents amounts outstanding under our $50,000,000 share repurchase program, which was authorized by our Board of Trustees on December 7, 2016 reauthorized on December 5, 2017 for a one year period, and reauthorized for another one year period on December 5, 2018.

Comparative Stock Performance
The information contained in this Comparative Stock Performance section shall not be deemed to be “soliciting material” or “filed” or "incorporated by reference" into our future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
Set forth below is a graph that compares, for the five years commencing December 31, 2013 and ending December 31, 2018, the cumulative total returns for our common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”) and the FTSE Nareit Equity REITs Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2013, $100 was invested in our common shares and in each of the indexes. The comparison assumes the reinvestment of all distributions.

Total Return Performance
Investors Real Estate Trust
S&P 500 Index
FTSE NAREIT Equity REITs
Index Value
200
180
160
140
120
100
80
60
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Investors Real Estate Trust	100.00	101.17	92.66	101.42	85.91	79.27
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
FTSE Nareit Equity REITs	100.00	130.43	134.40	144.55	150.20	144.38
Source: S&P Global Market Intelligence

Item 6. Selected Financial Data
Set forth below is selected financial data on a historical basis for the eight months ended December 31, 2018 and the five most recent fiscal years ended April 30. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Transition Report on Form 10-KT.

	(in thousands, except per share data)
	Eight Months Ended	Fiscal Years Ended April 30,
	December 31, 2018	2018	2017	2016	2015	2014
Consolidated Statement of Operations Data
Revenue	$121,871	$169,745	$160,104	$145,500	$141,294	$127,124
Impairment of real estate investments in continuing and discontinued operations	1,221	18,065	57,028	5,983	6,105	44,426
Gain (loss) on debt extinguishment in continuing and discontinued operations	(556)	(7,448)	(4,889)	29,230	—	—
Gain (loss) on sale of discontinued operations and real estate and other investments	10,277	183,687	74,847	33,422	6,093	6,948
Income (loss) from continuing operations	(5,890)	(37,194)	(46,228)	9,182	10,237	(2,003)
Income (loss) from discontinued operations	570	164,823	76,753	67,420	18,447	(14,937)
Net income (loss)	(5,320)	127,629	30,525	76,602	28,684	(16,940)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	1,032	(12,702)	(4,059)	(7,032)	(1,526)	4,676
Net income (loss) attributable to controlling interests	(4,398)	116,788	43,347	72,006	24,087	(13,174)
Consolidated Balance Sheet Data
Total real estate investments	1,289,476	1,380,245	1,121,385	1,204,654	1,057,356	910,077
Total assets	1,335,997	1,426,658	1,474,514	1,755,022	1,992,092	1,862,990
Mortgages payable	444,197	509,919	565,978	648,173	453,928	462,380
Revolving lines of credit	57,500	124,000	57,050	17,500	60,500	22,500
Term loans	143,991	69,514	—	—	—	—
Total Investors Real Estate Trust shareholders’ equity	568,786	605,663	553,721	618,758	652,110	592,184
Consolidated Per Common Share Data (basic and diluted)
Earnings (loss) from continuing operations – basic & diluted	$(0.79)	$(3.54)	$(3.01)	—	$(0.32)	$(1.11)
Earnings (loss) from discontinued operations – basic & diluted	$0.04	$12.25	$5.59	$4.91	$1.37	$(1.20)
Net income (loss) per common share - basic & diluted	$(0.75)	$8.71	$2.58	$4.91	$1.05	$(2.31)
Distributions	$2.10	$2.80	$4.60	$5.20	$5.20	$5.20

CALENDAR YEAR	2018	2017	2016	2015	2014	2013
Tax status of distributions
Capital gain	100.00%	48.87%	87.57%	11.99%	23.09%	3.09%
Ordinary income	—	14.59%	12.43%	36.28%	25.74%	28.41%
Return of capital	—	36.54%	—	51.73%	51.17%	68.50%

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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities.  We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents.  As of December 31, 2018, we owned interests in 87 apartment communities consisting of 13,702 apartment homes as detailed in Item 2 - Properties. Property owned was $1.6 billion at December 31, 2018, compared to $1.7 billion and $1.4 billion at April 30, 2018 and April 30, 2017, respectively.
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
Transition Period Ended December 31, 2018 Significant Events and Transactions
During the transition period ended December 31, 2018, we successfully completed the following significant transactions, including acquisition, disposition and financing transactions, and experienced the following significant events:

•
Continued the refinement of our portfolio, resulting in the disposition of three apartment communities, five commercial properties, and three parcels of unimproved land for an aggregate sale price of $63.4 million;

•	Stabilized two class A core assets - Oxbo Apartments located in St. Paul, Minnesota, and Dylan Apartments located in Denver, Colorado;

•	Amended our line of credit to increase the overall unsecured facility and to make certain other changes to our credit facility described under "Credit Agreement" below;

•	Changed our fiscal year-end to December 31, effective January 1, 2019, thereby improving comparability of IRET results with our peers; and

•	Completed a 1-for-10 reverse stock split of our common stock, effective as of the close of trading on December 27, 2018, with trading commencing on a split-adjusted basis on December 28, 2018.
Implementation of our Strategic Plan
In June 2016, we announced our intention to transition to a multifamily REIT and sell our remaining commercial properties. In furtherance of this strategic plan, during the transition period ended December 31, 2018, we sold five commercial properties for a total sales price of approximately $16.7 million. At December 31, 2018, we owned a total of four non-multifamily properties.
Credit Agreement:
On August 31, 2018, we amended our credit agreement to:

•
increase the overall unsecured facility from $370.0 million to $395.0 million, reallocating the commitment for our revolving line of credit to $250.0 million and the remaining $145.0 million between two term loans;

•	extend the maturity of the revolving line of credit to August 2022;

•	extend the existing $70.0 million unsecured term loan maturity to January 2024; and

•	add a new $75.0 million, 7-year unsecured term loan maturing in August 2025 that bears interest at a spread over LIBOR based on IRET's overall leverage.
Under the amendment, the interest rate on our existing facilities decreased by 25-35 basis points (depending on overall leverage). We also entered into a swap agreement for the entire $75.0 million and full term of the new 7-year term loan in our ongoing effort to reduce floating interest rate exposure.
On September 20, 2018, we entered into a swap agreement covering the extension of the $70 million term loan from January 2023 to January 2024, resulting in both term loans being covered by swap agreements for the duration of the terms.
At the end of the transition period on December 31, 2018, we had $188.8 million of total liquidity on our balance sheet, including $175.0 million available on our corporate revolver.
Operating LOC:
We have a $6.0 million operating line of credit with Wells Fargo Bank. This operating line of credit is utilized to enhance treasury management activities and more effectively manage cash balances. The operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of December 31, 2018, we had $6.0 million available under this line.
Changes in our Board of Trustees:
On September 18, 2018, trustee Jeffrey L. Miller retired from our Board of Trustees and all committees of the Board.
Outlook
We intend to continue our focus on maximizing our property financial results in our existing portfolio. To accomplish this, we have introduced initiatives to expand our margin by enhancing the resident experience, making value-add investments, and implementing technology solutions and expense controls. We will actively manage our existing portfolio and strategically pursue acquisitions of multifamily communities in our target markets of Minneapolis and Denver as opportunities arise and market conditions allow. Our continued management of a strong balance sheet should provide us with flexibility to pursue both internal and external growth.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The discussion that follows is based on our consolidated results of operations for the eight months ended December 31, 2018 and 2017 and the fiscal years ended April 30, 2018, 2017 and 2016.

	(in thousands)
	Eight Months Ended December 31,
	2018	2017	$ Change	% Change
Revenue
Same-store	$98,753	$95,539	$3,214	3.4%
Non-same-store	17,385	4,044	13,341	329.9%
Other properties and dispositions	5,733	11,666	(5,933)	(50.9)%
Total	121,871	111,249	10,622	9.5%
Property operating expenses, including real estate taxes
Same-store	42,359	42,064	295	0.7%
Non-same-store	6,537	1,714	4,823	281.4%
Other properties and dispositions	1,823	4,037	(2,214)	(54.8)%
Total	50,719	47,815	2,904	6.1%
Net operating income
Same-store	56,394	53,475	2,919	5.5%
Non-same-store	10,848	2,330	8,518	365.6%
Other properties and dispositions	3,910	7,629	(3,719)	(48.7)%
Total	$71,152	$63,434	$7,718	12.2%
Property management expense	(3,663)	(3,652)	11	0.3%
Casualty gain (loss)	(915)	(600)	315	52.5%
Depreciation and amortization	(50,456)	(54,902)	(4,446)	(8.1)%
Impairment of real estate investments	(1,221)	(256)	965	377.0%
General and administrative expenses	(9,812)	(9,041)	771	8.5%
Interest expense	(21,359)	(22,804)	(1,445)	(6.3)%
Loss on extinguishment of debt	(556)	(818)	(262)	(32.0)%
Interest and other income	1,233	714	519	72.7%
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	(15,597)	(27,925)	12,328	44.1%
Gain (loss) on sale of real estate and other investments	9,707	17,816	(8,109)	(45.5)%
Income (loss) from continuing operations	(5,890)	(10,109)	4,219	(41.7)%
Income (loss) from discontinued operations	570	150,703	(150,133)	(99.6)%
NET INCOME (LOSS)	$(5,320)	$140,594	$(145,914)	(103.8)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	1,032	(14,222)	15,254	(107.3)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(110)	1,042	(1,152)	(110.6)%
Net income (loss) attributable to controlling interests	(4,398)	127,414	(131,812)	(103.5)%
Dividends to preferred shareholders	(4,547)	(6,296)	1,749	(27.8)%
Redemption of preferred shares	—	(3,657)	3,657	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,945)	$117,461	$(126,406)	(107.6)%

	(in thousands)
	Fiscal Years Ended April 30,
			2018 vs. 2017				2017 vs 2016
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Revenue
Same-store	$126,415	$121,252	$5,163	4.3%	$108,347	$110,078	$(1,731)	(1.6)%
Non-same-store	33,568	20,962	12,606	60.1%	33,867	18,971	14,896	78.5%
Other properties and dispositions	9,762	17,890	(8,128)	(45.4)%	17,890	16,451	1,439	8.7%
Total	169,745	160,104	9,641	6.0%	160,104	145,500	14,604	10.0%
Property operating expenses, including real estate taxes
Same-store	56,773	51,862	4,911	9.5%	46,988	46,099	889	1.9%
Non-same-store	13,687	9,033	4,654	51.5%	13,907	8,663	5,244	60.5%
Other properties and dispositions	2,574	3,431	(857)	(25.0)%	3,431	3,386	45	1.3%
Total	73,034	64,326	8,708	13.5%	64,326	58,148	6,178	10.6%
Net operating income
Same-store	69,642	69,390	252	0.4%	61,359	63,979	(2,620)	(4.1)%
Non-same-store	19,881	11,929	7,952	66.7%	19,960	10,308	9,652	93.6%
Other properties and dispositions	7,188	14,459	(7,271)	(50.3)%	14,459	13,065	1,394	10.7%
Total	$96,711	$95,778	$933	1.0%	$95,778	$87,352	$8,426	9.6%
Property management expense	(5,526)	(5,046)	480	9.5%	(5,046)	(3,714)	1,332	35.9%
Casualty gain (loss)	(500)	(414)	86	20.8%	(414)	(238)	176	73.9%
Depreciation and amortization	(82,070)	(44,253)	37,817	85.5%	(44,253)	(39,273)	4,980	12.7%
Impairment of real estate investments	(18,065)	(57,028)	(38,963)	(68.3)%	(57,028)	(5,543)	51,485	928.8%
General and administrative expenses	(14,203)	(15,871)	(1,668)	(10.5)%	(15,871)	(13,498)	2,373	17.6%
Acquisition and investment related costs	(51)	(3,276)	(3,225)	(98.4)%	(3,276)	(830)	2,446	294.7%
Interest expense	(34,178)	(34,314)	(136)	(0.4)%	(34,314)	(28,417)	5,897	20.8%
Loss on extinguishment of debt	(940)	(1,651)	(711)	(43.1)%	(1,651)	(106)	1,545	1,457.5%
Interest and other income	1,508	1,146	362	31.6%	1,146	385	761	197.7%
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	(57,314)	(64,929)	7,615	11.7%	(64,929)	(3,882)	(61,047)	(1,572.6)%
Gain (loss) on sale of real estate and other investments	20,120	18,701	1,419	7.6%	18,701	9,640	9,061	94.0%
Gain on bargain purchase	—	—	—	—	—	3,424	(3,424)	(100.0)%
Income (loss) from continuing operations	(37,194)	(46,228)	9,034	(19.5)%	(46,228)	9,182	(55,410)	(603.5)%
Income (loss) from discontinued operations	164,823	76,753	88,070	114.7%	76,753	67,420	9,333	13.8%
NET INCOME (LOSS)	$127,629	$30,525	$97,104	318.1%	$30,525	$76,602	$(46,077)	(60.2)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(12,702)	(4,059)	(8,643)	212.9%	(4,059)	(7,032)	2,973	(42.3)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	1,861	16,881	(15,020)	(89.0)%	16,881	2,436	14,445	593.0%
Net income (loss) attributable to controlling interests	116,788	43,347	73,441	169.4%	43,347	72,006	(28,659)	(39.8)%
Dividends to preferred shareholders	(8,569)	(10,546)	1,977	(18.7)%	(10,546)	(11,514)	968	(8.4)%
Redemption of preferred shares	(3,657)	(1,435)	(2,222)	154.8%	(1,435)	—	(1,435)	100.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$104,562	$31,366	$73,196	233.4%	$31,366	$60,492	$(29,126)	(48.1)%

	December 31,		April 30,
Physical Occupancy (1)	2018	2017	2018	2017	2017	2016
Same-store	95.8%	95.2%	96.5%	93.8%	94.2%	94.9%
Non-same-store	94.2%	84.9%	92.1%	88.5%	88.8%	73.7%
Total	95.7%	94.5%	95.6%	93.1%	93.1%	90.8%

Number of Apartment Homes	2018	2017	2018	2017	2017	2016
Same-store	12,347	12,344	11,320	11,320	10,511	10,511
Non-same-store	1,355	965	2,856	1,892	2,701	2,463
Total	13,702	13,309	14,176	13,212	13,212	12,974

(1)	Physical occupancy represents the actual number of apartment homes leased divided by the total number of apartment homes at the end of the period.
Net operating income. Net Operating Income (“NOI”) is a non-GAAP measure which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Throughout this Transition Report on Form 10-KT, we have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of development properties, which have achieved a target level of physical occupancy of 90%. This comparison allows us to evaluate the performance of existing apartment communities and their contribution to net income. Management believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our communities are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing NOI, renewing the leases of existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store apartment communities because changes from one fiscal year to another in real estate revenue and expenses from non-same-store communities are due to the addition of those properties to or from our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.
For the comparison of the eight months ended December 31, 2018 and December 31, 2017 and for the fiscal years ended April 30, 2018 and 2017, sold communities and communities designated as held for sale are in "Other." "Other" also includes non-multifamily properties and the non-multifamily components of mixed use properties. For the comparison of fiscal years 2017 and 2016, sold communities and communities designated as held for sale are in the non-same-store category. For the comparison of the eight months ended December 31, 2018 and 2017, four apartment communities were non-same-store. For the comparison of fiscal years ended April 30, 2018 and 2017, 12 apartment communities were non-same-store, of which seven were in-service development communities. For the comparison of fiscal years 2017 and 2016, 37 apartment communities were non-same-store, of which eight were in-service development communities and 22 were held for sale or sold. See Item 2 - Properties for the held for investment communities classified as non-same-store.
Revenue.  Revenue increased by 9.5% to $121.9 million for the eight months ended December 31, 2018 compared to $111.2 million in the eight months ended December 31, 2017. Four non-same-store apartment communities contributed $13.3 million to the increase, offset by a $5.9 million decrease from dispositions and other properties. Revenue from same-store communities increased by 3.4% or $3.2 million in the eight months ended December 31, 2018, compared to the same period in the prior year. Approximately 2.8% of the increase was attributable to growth in average rental revenue. Approximately 0.6% of the increase was due to higher occupancy as weighted average occupancy increased from 93.1% to 93.7% for the eight months ended December 31, 2017 and 2018, respectively. For the year ended December 31, 2019, weighted average occupancy is expected to increase to 94.9%.
Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied apartment homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. When calculating actual rents for occupied apartment homes and market rents for vacant apartment homes, delinquencies and concessions are not taken into account. Market rates are determined using the recently signed effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. We believe that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy and our calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.
Revenue increased by 6.0% to $169.7 million in fiscal year 2018, compared to $160.1 million in fiscal year 2017. Revenue from same-store apartment communities increased by 4.3% or $5.2 million in the twelve months ended April 30, 2018, compared to the same period in the prior year. Approximately 2.4% of the increase was due to higher occupancy and 1.9% of the increase was attributable to growth in average rental revenue.
Revenue increased by 10.0% to $160.1 million in fiscal year 2017, compared to $145.5 million in fiscal year 2016. Revenue from same-store apartment communities decreased by 1.6% or $1.7 million in the twelve months ended April 30, 2017, compared to the same period in the prior fiscal year. A decrease of $2.0 million was attributable to increased vacancy, primarily in the energy impacted markets of Williston, North Dakota and Minot, North Dakota. This decrease in revenue was offset by an increase of $1.1 million that was the result of a ratio utility billings system implemented in fiscal year 2017 to recapture resident utility expenses.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 6.1% to $50.7 million in the eight months ended December 31, 2018 compared to $47.8 million in the eight months ended December 31, 2017. A total of $4.8 million of the increase was attributable to non-same-store apartment communities but was partially offset by a decrease of $2.2 million from other properties and dispositions. Property operating expenses at same-store communities increased by 0.7% or $295,000 in the eight months ended December 31, 2018, compared to the same period in the prior year. Utilities, insurance, and real estate taxes comprised $274,000 of the increase and rose by 1.4%. Controllable operating expenses, which exclude utilities, insurance, and real estate taxes, increased by $21,000 or 0.1%.
Property operating expenses, including real estate taxes, increased by 13.5% to $73.0 million in fiscal year 2018 compared to $64.3 million in fiscal year 2017. A total of $3.7 million of the increase was attributable to non-same-store communities but was partially offset by a $1.0 million decrease from dispositions and other properties. Property operating expenses at same-store communities increased by 9.5% or $4.9 million in the twelve months ended April 30, 2018, compared to the same period in the prior year. The increase was primarily attributable to the previously disclosed change in our capitalization policies, additional costs related to increasing occupancy, and an increase in real estate tax levy rates in select markets.
Property operating expenses, including real estate taxes, increased by 10.6% to $64.3 million in fiscal year 2017 compared to $58.1 million in fiscal year 2016. A total of $3.0 million of the increase was attributable to non-same-store apartment communities and other properties and dispositions. Property operating expenses at same-store communities increased by 1.9% or $889,000 in the twelve months ended April 30, 2017, compared to the same period in the prior fiscal year. The primary factors were increased administrative and maintenance expenses of $810,000 and $911,000, respectively, due to increased labor costs and snow removal. These increases were offset by a decrease in insurance expenses of $267,000, due to a decrease in insurance premiums as well as a decrease in deductibles paid on insurance claims.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $3.7 million in the eight months ended December 31, 2018 and December 31, 2017. For 2019, property management expenses are expected to increase due to technology initiatives and a reduction in open positions.
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
Casualty gain (loss). Casualty loss increased by 52.5% to $915,000 in the eight months ended December 31, 2018, compared to $600,000 in the eight months ended December 31, 2017, due to uninsured water intrusion damage at two communities, offset by a reduction in deductibles for insured losses. Changes in casualty loss from fiscal year 2018 to fiscal year 2017 and from fiscal year 2017 to fiscal year 2016 were immaterial.
Depreciation and amortization.  Depreciation and amortization decreased by 8.1% to $50.5 million in the eight months ended December 31, 2018, compared to $54.9 million in the eight months ended December 31, 2017. This decrease was primarily due to a change in the estimated useful lives of our real estate assets in the prior period, offset by the addition of new assets. See Note 2 to our consolidated financial statements contained in this Transition Report on Form 10-KT for additional information.

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
Impairment of real estate investments.  During the transition period ended December 31, 2018 and fiscal years 2018, 2017, and 2016, we incurred impairment losses of $1.2 million, $18.1 million, $57.0 million, and $5.5 million, respectively, in continuing operations. See Note 2 to our consolidated financial statements contained in this Transition Report on Form 10-KT for additional information.
General and administrative expenses.  General and administrative expenses increased by 8.5% to $9.8 million in the eight months ended December 31, 2018, compared to $9.0 million in the eight months ended December 31, 2017, primarily attributable to increases of $462,000 in severance costs, $428,000 in legal costs, $442,000 in short term incentive costs, and $282,000 in audit fees due to the transition period for the change in our fiscal year. These increases were partially offset by a reduction of $388,000 in salary costs due to open positions and $166,000 in consulting related costs. For 2019, we expect an increase in compensation costs from the reduction in open positions will offset the decrease in severance costs.
General and administrative expenses decreased by 10.5% to $14.2 million in fiscal year 2018, compared to $15.9 million in fiscal year 2017, primarily due to decreased salary and benefit costs of $2.3 million related to a reduction in full-time equivalent employees, but partially offset by transition costs of $951,000.
General and administrative expenses increased by 17.6% to $15.9 million in fiscal year 2017, compared to $13.5 million in fiscal year 2016. This increase was primarily a result of transition and severance costs, an increase in health insurance costs, and increased legal and consulting expenses.
Acquisition and investment related costs.  There were no acquisition and investment related costs during the eight months ended December 31, 2018. Acquisition and investment related costs in fiscal years 2018, 2017, and 2016 were $51,000, $3.3 million, and $830,000, respectively, and varied based on the write-off of development pursuit costs in each year.
Interest expense.  Interest expense decreased 6.3% to $21.4 million in the eight months ended December 31, 2018, compared to $22.8 million in the eight months ended December 31, 2017, primarily due to a decrease in the average balance of our outstanding indebtedness and changes in variable rates.
Interest expense decreased 0.4% to $34.2 million in fiscal year 2018, compared to $34.3 million in fiscal year 2017, due to a decrease in the average balance of our outstanding indebtedness and changes in variable rates. Interest expense increased 20.8% to $34.3 million in fiscal year 2017, compared to $28.4 million in fiscal year 2016, primarily due to a decrease in interest capitalized during construction.
Loss on extinguishment of debt. We recorded loss on extinguishment of debt in the transition period ended December 31, 2018 and fiscal years 2018, 2017 and 2016 of $556,000, $940,000, $1.7 million, and $106,000, respectively, due to prepayment penalties associated with the disposal of assets and the write-off of unamortized loan costs.
Interest and other income.  We recorded interest income in the transition period ended December 31, 2018 and fiscal years 2018, 2017, and 2016 of $1.2 million, $1.5 million, $1.1 million and $385,000, respectively. The increase for the eight-months ended December 31, 2018 compared to the same period in the prior year and from fiscal year 2017 to fiscal year 2018 was due to seller-financing associated with a disposition and funding a note receivable for a third-party apartment development. The increase in interest income from fiscal year 2016 to fiscal year 2017 was primarily due to interest earned on notes receivable from our joint venture partners.
Gain (loss) on sale of real estate and other investments.  In the transition period ended December 31, 2018 and fiscal years 2018, 2017, and 2016, we recorded gains on sale of real estate and other investments in continuing operations of $9.7 million, $20.1 million, $18.7 million and $9.6 million, respectively.
Income (loss) from discontinued operations.  Income from discontinued operations in the transition period ended December 31, 2018 and fiscal years 2018, 2017, and 2016 was $570,000, $164.8 million, $76.8 million and $67.4 million, respectively. We realized a gain on sale of discontinued operations for the fiscal years 2018, 2017, and 2016 of $163.6 million, $56.1 million and $23.8 million, respectively. See Note 10 of the Notes to Consolidated Financial Statements in this report for further information.

Acquisitions and Dispositions
During the transition period ended December 31, 2018, we sold three apartment communities, five commercial properties, and three parcels of land for an aggregate sale price of $63.4 million. We had no acquisitions of properties during the transition period ended December 31, 2018. See Note 8 of the Notes to Consolidated Financial Statements in this Transition Report for a table detailing our acquisitions and dispositions for the transition period ended December 31, 2018 and for the fiscal years ended April 30, 2018 and 2017.
Funds From Operations
We consider Funds from Operations (“FFO”) to be a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit defines FFO as net income or loss calculated in accordance with GAAP, excluding:

•	depreciation and amortization related to real estate;

•	gains and losses from the sale of certain real estate assets;

•	gains and losses from change in control; and

•	impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
Due to limitations of the FFO definition adopted by Nareit, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the Nareit definition are consistent with the definition. Nareit's FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT's main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business. Accordingly, we recast FFO for the fiscal year ended April 30, 2018 to exclude $2.6 million in impairment write-downs of land.
We believe that FFO, which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, thereby providing an additional perspective on our operating results. We believe that GAAP historical cost depreciation of real estate assets generally is not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The exclusion in Nareit’s definition of FFO of impairment write-downs and gains and losses from the sale of real estate assets helps to identify the operating results of the long-term assets that form the base of our investments, and assists management and investors in comparing those operating results between periods.
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
FFO applicable to common shares and Units for the eight months ended December 31, 2018, increased to $30.6 million compared to $25.6 million for the eight months ended December 31, 2017, a change of 19.4%, primarily due to a reduction in interest expense, preferred dividends, and loss on extinguishment of debt and partially offset by a reduction in NOI from sold properties. FFO applicable to common shares and Units for the fiscal year ended April 30, 2018 decreased to $38.9 million compared to $55.2 million for the fiscal year ended April 30, 2017, primarily due to a reduction of NOI as a result of disposition activities and costs related to the redemption of preferred shares. FFO applicable to common shares and limited partnership units for the fiscal year ended April 30, 2017 was $55.2 million, compared to $103.9 million for the fiscal year ended April 30, 2016 primarily due to a gain on extinguishment of debt that was recorded in the fiscal year ended April 30, 2016.

Reconciliation of Net Income Available to Common Shareholders to Funds From Operations
For the eight months ended December 31, 2018 and 2017:

	(in thousands, except per share and unit amounts)
Eight Months Ended December 31,	2018			2017
			Per			Per
		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income (loss) available to common shareholders	$(8,945)	11,937	$(0.75)	$117,461	12,015	$9.78
Adjustments:
Noncontrolling interests – Operating Partnership	(1,032)	1,387		14,222	1,483
Depreciation and amortization	48,425			61,200
Impairment of real estate	1,221			256
Gain on sale of real estate	(9,110)			(167,553)
Funds from operations applicable to common shares and Units	$30,559	13,324	$2.29	$25,586	13,498	$1.90

(1)	Pursuant to Exchange Rights, limited partnership units of the Operating Partnership are redeemable for cash, or, at our discretion, may be exchangeable for common shares on a one-for-one basis.

(2)	Net income (loss) available to common shareholders is calculated on a per common share basis. FFO is calculated on a per common share and limited partnership unit basis.
For the years ended April 30, 2018, 2017 and 2016:

	(in thousands, except per share and unit amounts)
Fiscal Years Ended April 30,	2018			2017			2016
			Per			Per			Per
		Weighted Avg	Share		Weighted Avg	Share		Weighted Avg	Share
		Shares and	and		Shares and	and		Shares and	and
	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net income (loss) available to common shareholders	$104,562	11,998	$8.71	$31,366	12,117	$2.59	$60,492	12,309	$4.91
Adjustments:
Noncontrolling interests – Operating Partnership	12,702	1,461		4,059	1,613		7,032	1,428
Depreciation and amortization	87,299			52,564			63,789
Impairment of real estate	18,065			42,065			5,983
Gain on sale of real estate	(183,687)			(74,847)			(33,422)
Funds from operations applicable to common shares and Units	$38,941	13,459	$2.89	$55,207	13,730	$4.02	$103,874	13,737	$7.56

(1)	Pursuant to Exchange Rights, limited partnership units of the Operating Partnership are redeemable for cash, or, at our discretion, may be exchangeable for common shares on a one-for-one basis.

(2)	Net income (loss) available to common shareholders is calculated on a per common share basis. FFO is calculated on a per common share and limited partnership unit basis.

Liquidity and Capital Resources
Overview
We desire to create and maintain a strong balance sheet that offers financial flexibility and enables us to pursue and acquire apartment communities that enhance our portfolio composition, operating metrics, and cash flow growth prospects. We intend to strengthen our capital and liquidity positions by continuing to focus on improving our core fundamentals, which include generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, offerings of preferred and common stock under our shelf registration statement, and unsecured term loans or long-term secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, and Units, value-add redevelopment, and acquisition of additional communities.
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
We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities and, from time to time, through draws on our line of credit. Management considers our ability to generate cash from property operating activities and draws on our line of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, draws on our line of credit and/or new borrowings, and we believe we will have sufficient cash to meet our commitments over the next twelve months.
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common stock. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations to the same extent that other companies whose parent companies are not REITs can. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically invested in investment grade securities or is used to reduce balances outstanding under our line of credit. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the transition period ended December 31, 2018, we declared cash distributions of $28.0 million to common shareholders and unitholders of IRET Properties, as compared to net cash provided by operating activities of $40.0 million and FFO of $30.6 million.
Factors that could increase or decrease our future liquidity include, but are not limited to, changes in interest rates or sources of financing, general volatility in capital and credit markets, changes in minimum REIT dividend requirements, and our ability to access the capital markets on favorable terms, or at all. As a result of the foregoing conditions or general economic conditions in our markets that affect our ability to attract and retain residents, we may not generate sufficient cash flow from operations. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake re-development opportunities with respect to our existing portfolio of operating assets.

Capital Resources and Cash Flows
As of December 31, 2018, we had total liquidity of approximately $188.8 million, which included $175.0 million available on our Line of Credit based on the value of properties contained in our unencumbered asset pool ("UAP") and $13.8 million of cash and cash equivalents. As of April 30, 2018, we had total liquidity of approximately $187.9 million, which included $176.0 million available on our Line of Credit based on the UAP and $11.9 million of cash and cash equivalents. As of April 30, 2017, we had total liquidity of approximately $177.7 million, which included $148.9 million available under our Line of Credit based on the UAP and $28.8 million of cash and cash equivalents.
As of December 31, 2018, we also had restricted cash consisting of $5.5 million of escrows held by lenders for real estate taxes, insurance, and capital additions. We had restricted cash consisting of $4.2 million and $4.3 million of escrows held by lenders for real estate taxes, insurance, and capital additions as of April 30, 2018 and 2017, respectively. As of April 30, 2017, we also had restricted cash of $23.7 million for net tax-deferred exchange proceeds remaining from a portion of our senior housing sale.
Our Line of Credit has total commitments of up to $250.0 million, with borrowing capacity based on the UAP. The UAP provided for a borrowing capacity of approximately $232.5 million at year-end, offering additional borrowing availability of $175.0 million beyond the $57.5 million drawn as of December 31, 2018.
During the transition period ended December 31, 2018, we amended our primary unsecured credit facility. We extended the maturity date on our existing $70.0 million unsecured term loan, which now matures in January 2024. We also added a new $75.0 million, seven-year term loan which matures in August 2025. We have also entered into swap agreements for both term loans for the duration of the terms in our ongoing effort to reduce floating interest rate exposure.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
For information regarding our cash flows for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, and 2017, see the Consolidated Statements of Cash Flows in Item 15.
In addition to cash flow from operations, during the transition period ended December 31, 2018, we generated capital from various activities, including:

•
The disposition of three apartment communities, five commercial properties, and three land parcels for a total sales price of $63.4 million. The net proceeds of these transactions was $32.5 million after pay down of debt and distribution of $1.9 million in net proceeds to our joint venture partners in those transactions; and

•	Proceeds from a $75.0 million term loan that expires in 2025.
During the transition period ended December 31, 2018, we used capital for various activities, including:

•	Repaying approximately $66.2 million of mortgage principal; and

•	Funding capital expenditures for apartment communities of approximately $12.5 million.
Financial Condition
Mortgage Loan Indebtedness. Mortgage loan indebtedness, including mortgages on properties held for sale, was $446.0 million on December 31, 2018, $512.1 million on April 30, 2018, and $687.2 million on April 30, 2017. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of December 31, 2018, the weighted average rate of interest on our mortgage debt was 4.58% compared to 4.69% on April 30, 2018 and 4.71% on April 30, 2017. Refer to Note 5 of our consolidated financial statements contained in this Transition Report on Form 10-KT for the principal payments due on our mortgage indebtedness.
Construction Loan Indebtedness. We had no construction loan indebtedness on December 31, 2018 or April 30, 2018 compared to $41.8 million on April 30, 2017. The weighted average rate of interest on construction loan indebtedness was 3.27% on April 30, 2017.
Revolving Unsecured Line of Credit. As of December 31, 2018, our Line of Credit had a credit limit of $250.0 million based on the UAP, of which $57.5 million was drawn, at an interest rate of 3.72%. The multi-bank line of credit bears interest either at the lender's base rate plus a margin ranging from 35 to 85 basis points, or the LIBOR, plus a margin ranging from 135 to 190 basis points based on our consolidated leverage. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes.
Property Owned. Property owned was $1.6 billion, $1.7 billion, and $1.4 billion at December 31, 2018, April 30, 2018 and 2017, respectively. The decrease from April 30, 2018 to December 31, 2018 is primarily due to the disposition of properties during the transition period.
Cash and Cash Equivalents. Cash and cash equivalents on December 31, 2018, totaled $13.8 million, compared to $11.9 million and $28.8 million on April 30, 2018 and April 30, 2017, respectively.
Operating Partnership Units. Outstanding limited partnership units in the Operating Partnership totaled 1.4 million Units on December 31, 2018, compared to 1.4 million Units on April 30, 2018 and 1.6 million Units on April 30, 2017, respectively. The decrease in Units outstanding at April 30, 2018, as compared to April 30, 2017, resulted from the redemption of Units for cash or shares.
Pursuant to the exercise of Exchange Rights, during the transition period ended December 31, 2018 and fiscal years 2018 and 2017, respectively, we redeemed approximately 9,000, 149,000, and 16,500 Units for an aggregate purchase price of $499,000, $8.8 million and $966,000 at an average price per unit of $53.12, $58.90, and $58.40.
Common and Preferred Shares. Common shares outstanding on December 31, 2018, totaled 11.9 million, compared to 12.0 million and 12.1 million common shares outstanding on April 30, 2018 and April 30, 2017, respectively. The decrease in common shares outstanding was due to repurchases of outstanding common shares under the share repurchase program.
During the transition period ended December 31, 2018 and fiscal years 2018 and 2017, respectively, approximately 33,000, 3,000 and 50,000 Units were redeemed, respectively, in exchange for common shares in connection with Unitholders exercising their Exchange Rights, with a total book value of $649,000, $34,000, and $875,000, respectively, included in equity.
During the transition period ended December 31, 2018, we issued approximately 5,600 restricted stock units ("RSUs"), with a total grant-date value of $347,000, under our 2015 Incentive Award Plan. During fiscal years 2018 and 2017, we issued approximately 9,300 and 60,000 share awards, with a total grant-date value of $536,000 and $2.6 million, respectively, under our 2015 Incentive Plan. We also issued approximately 5,900 common shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Plan, for trustee share based compensation for fiscal year 2016 performance.
On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares and/or Series B preferred shares over a one-year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for our common shares for an additional one-year period. On December 5, 2018, our Board of Trustees reauthorized this share repurchase program for a third one-year period. Under this program, we may repurchase Common Shares in open-market purchases including pursuant to Rule 10b5-1 or Rule 10b-18 plans, as determined by management and in accordance with the requirements of the Securities and Exchange Commission. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time. During the transition period ended December 31, 2018, we repurchased and retired approximately 42,000 common shares for an aggregate cost of $2.2 million, including commissions, at an average price per share of $51.36. During fiscal year 2018, we repurchased and retired approximately 178,000 common shares for an aggregate cost of $9.9 million, including commissions, at an average price per share of $55.82. During fiscal year 2017, we repurchased and retired approximately 78,000 common shares for an aggregate cost of $4.5 million, including commissions, at an average price per share of $57.69.
As of December 31, 2018 and April 30, 2018, we had 4.1 million Series C preferred shares outstanding. On October 30, 2017, we completed the redemption of all the outstanding 7.95% Series B Cumulative Redeemable Preferred Shares ("Preferred B Shares") for an aggregate redemption price of $115.0 million, as such shares are no longer outstanding as of such date. On December 2, 2016, we completed the redemption of all of the outstanding 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) for an aggregate redemption price of $29.2 million, and such shares are no longer outstanding as of such date.

Contractual Obligations and Other Commitments
Our primary contractual obligations relate to our borrowings under the line of credit, term loans, and mortgage notes payable. The line of credit matures in August 2022 and had a $57.5 million balance outstanding at December 31, 2018. We had two term loans with an aggregate balance of $145.0 million at December 31, 2018. The $70.0 million term loan matures in January 2024 and the $75.0 million term loan matures in August 2025. The principal and interest payments on the mortgage notes payable, for the years subsequent to December 31, 2018, are included in the table below as “Long-term debt.”

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt (principal and interest)	$521,495	$48,756	$221,218	$103,499	$148,022
Line of credit (principal and interest)(1)	$65,633	$2,168	$4,343	$59,122	—
Term loans (principal and interest)	$182,247	$6,156	$12,328	$12,311	$151,452
Total	$769,375	$57,080	$237,889	$174,932	$299,474

(1)	The future interest payments on the line of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2018.

Off-Balance-Sheet Arrangements
As of December 31, 2018, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Inflation
Substantially all of our apartment leases are for a term generally ranging from six to eighteen months. In an inflationary environment, we may realize increased rents at the commencement of new leases or upon the renewal of existing leases. We believe the short-term nature of our leases generally minimizes our risk from the adverse effects of inflation.
Critical Accounting Policies
Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Transition Report on Form 10-KT.
Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment for impairment, if any. Depreciation requires an estimate by management of the useful life of each asset as well as an allocation of the costs associated with a property to its various components. As described further below, the process of allocating property costs to its components involves a considerable amount of subjective judgments to be made by management. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 10-37 year estimated life for buildings and improvements and a 5-10 year estimated life for furniture, fixtures and equipment. Maintenance and repairs are charged to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to ten years.
In the first quarter of fiscal year 2018, we determined it was appropriate to review and adjust our estimated useful lives to be specific to our remaining asset portfolio. Effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which they will be of economic benefit. Refer to Note 2 of our consolidated financial statements contained in this Transition Report on Form 10-KT for further discussion on this change and its impact.
Property sales or dispositions are recorded when control of the assets are transferred to the buyer and we have no significant continuing involvement with the property sold.
Acquisition of Investments in Real Estate. Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings and personal property based on management’s determination of the relative fair value of these assets. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
Other intangible assets acquired include amounts for in-place lease values that are based upon our evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, consideration of current market conditions, and costs to execute similar leases. We also consider information about each property obtained during our pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.
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
Real Estate Held For Sale.  Properties are classified as held for sale when they meet the necessary criteria, which include: (a) management, having the authority to approve the action, commits to a plan to sell the asset and (b) the sale of the asset is probable and expected to be completed within one year. We generally consider these criteria to be met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.
We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205 - Presentation of Financial Statements and ASC 360 - Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under these standards, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.
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
Revenue Recognition.  The Company primarily leases apartment communities under operating leases with terms generally of one year or less. Rental revenue is recognized on the straight-line basis, which averages minimum required rents over the terms of the leases. Rental income represents gross market rent less adjustments for concessions, vacancy loss, and bad debt.  Rents recognized in advance of collection are reflected as receivable arising from straight-lining of rents, net of allowance for doubtful accounts. Rent concessions, including free rent, are amortized on a straight-line basis over the terms of the related leases. Other property revenues are recognized when the services are transferred to our residents for amounts which reflects the consideration we expect to receive in exchange for those services.
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

We have one taxable REIT subsidiary ("TRS"), acquired during fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For the transition period ended December 31, 2018, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016.
Our taxable income is affected by a number of factors, including, but not limited to, the following: our residents perform their obligations under their leases and our tax and accounting positions do not change. These factors, which impact our taxable income, are subject to change and many are outside of our control. If actual results vary, our taxable income may change.
Recent Accounting Pronouncements
For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our consolidated financial statements appearing elsewhere in this Transition Report on Form 10-KT.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use interest rate swaps to offset the impact of interest rate fluctuations on our $70.0 million and $75.0 million variable-rate term loans. The swap on our $70.0 million term loan has a notional amount of $70.0 million and an average pay rate of 2.16%. The swap on our $75.0 million term loan has a notional amount of $75.0 million and an average pay rate of 2.81%. The aggregate fair value of our interest rate swaps is a liability of $856,000, as of December 31, 2018. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swap exposes us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
As of December 31, 2018, we had no variable-rate mortgage debt outstanding and $202.5 million of variable-rate borrowings under our line of credit and term loans, of which, $145.0 million is fixed through interest rate swaps. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $575,000 on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount.
Mortgage loan indebtedness decreased by $43.4 million as of December 31, 2018, compared to April 30, 2018, primarily due to loan payoffs related to property dispositions. As of December 31, 2018, 100.0% of our $446.0 million of mortgage debt was at fixed rates of interest, with staggered maturities, compared to 95.6% as of April 30, 2018. As of December 31, 2018, the weighted average rate of interest on our mortgage debt was 4.58%, compared to 4.69% on April 30, 2018. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2019	2020	2021	2022	2023	Thereafter	Total	Value
Fixed Rate	$28,587	$87,592	$104,553	$40,917	$48,546	$135,779	$445,974	$444,241
Average Interest Rate(1)	5.18%	5.03%	4.93%	4.30%	4.05%
Variable Rate(2)	—	—	—	$57,500	—	$145,000	$202,500	$202,500
Average Interest Rate(1)	—	—	—	3.72%	—

(1)	Interest rate is annualized,

(2)	Includes $57.5 million under our line of credit and $145.0 million on our term loans.
Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Transition Report on Form 10-KT and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2018, the end of the period covered by this Transition Report on Form 10-KT, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last two months of the transition period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2018, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2018, was effective.
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
Our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of our consolidated financial statements contained in our Transition Report on Form 10-KT, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018.
Item 9B.  Other Information
On February 26, 2019, in connection with the closing of the acquisition of SouthFork Townhomes (as described under Note 18, "Subsequent Events"), IRET, Inc., a North Dakota corporation, as the General Partner (the "General Partner") of IRET Properties, a North Dakota Limited Partnership (the "Partnership"), entered into that certain Fourth Amendment to the Agreement of Limited Partnership (the "Partnership Agreement") of the Partnership for the designation and issuance of up to 165,600 Series D Preferred

Units in exchange for the contribution by a new Limited Partner to the Partnership of the SouthFork Townhomes property. The Fourth Amendment to the Partnership Agreement is attached hereto as Exhibit 10.32.
On February 27, 2019, the General Partner of the Partnership also executed that certain Amended and Restated Partnership Agreement, which amended the provision relating to the change in the Partnership's fiscal year-end (to December 31), adjusted certain numbers to account for our 1-for-10 reverse stock split in December 2018, updated certain tax provisions, and incorporated certain other administrative updates. A copy of the Amended and Restated Partnership Agreement is attached hereto as Exhibit 10.30.
PART III
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Transition Report on Form 10-KT.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
See the “Table of Contents” to our consolidated financial statements on page F-1 of this Transition Report on Form 10-KT.
2. Financial Statement Schedules
See the “Table of Contents” to our consolidated financial statements on page F-1 of this Transition Report on Form 10-KT.
The following financial statement schedules should be read in conjunction with the financial statements referenced in Part II, Item 8 of this Transition Report on Form 10-KT: Schedule III Real Estate and Accumulated Depreciation
3. Exhibits
See the Exhibit Index set forth in part (b) below.
The Exhibit Index below lists the exhibits to this Transition Report on Form 10-KT. We will furnish a printed copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Transition Report on Form 10-KT or are incorporated by reference as indicated below.

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

10.30†	Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (as amended and restated through February 27, 2019).

10.31
Third Amendment to the Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2017).

10.32†	Fourth Amendment to the Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated as of February 26, 2019.

21.1†	Subsidiaries of Investors Real Estate Trust

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included on the signature page to this Transition Report on Form 10-KT and incorporated by reference herein).

31.1†	Section 302 Certification of President and Chief Executive Officer

31.2†	Section 302 Certification of Chief Financial Officer

32.1†	Section 906 Certification of the President and Chief Executive Officer

32.2†	Section 906 Certification of the Chief Financial Officer

101†
The following materials from our Transition Report on Form 10-KT for the eight-months ended December 31, 2018 formatted in eXtensible Business Reporting Language ("XBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) notes to these consolidated financial statements.

† Filed herewith
** Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2019	Investors Real Estate Trust

	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee & Chairman	February 27, 2019

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 27, 2019

/s/ John A. Kirchmann
John A. Kirchmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019

/s/ Michael T. Dance
Michael T. Dance	Trustee	February 27, 2019

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 27, 2019

/s/ Linda J. Hall
Linda J. Hall	Trustee	February 27, 2019

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	February 27, 2019

/s/ John A. Schissel
John A. Schissel	Trustee	February 27, 2019

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 27, 2019

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Investors Real Estate Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2018, April 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the eight month period ended December 31, 2018 and each of the three years in the period ended April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, April 30, 2018 and 2017, and the results of its operations and its cash flows for the eight month period ended December 31, 2018 and each of the three years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.
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
February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Investors Real Estate Trust
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 27, 2019

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31, 2018	April 30, 2018	April 30, 2017
ASSETS
Real estate investments
Property owned	$1,627,636	$1,669,764	$1,358,529
Less accumulated depreciation	(353,871)	(311,324)	(255,599)
	1,273,765	1,358,440	1,102,930
Unimproved land	5,301	11,476	18,455
Mortgage loans receivable	10,410	10,329	—
Total real estate investments	1,289,476	1,380,245	1,121,385
Assets held for sale and assets of discontinued operations	—	—	283,023
Cash and cash equivalents	13,792	11,891	28,819
Restricted cash	5,464	4,225	27,981
Other assets	27,265	30,297	13,306
TOTAL ASSETS	$1,335,997	$1,426,658	$1,474,514
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
LIABILITIES
Liabilities held for sale and liabilities of discontinued operations	$—	$—	$130,904
Accounts payable and accrued expenses	40,892	29,018	35,566
Revolving line of credit	57,500	124,000	57,050
Term loans, net of unamortized loan costs of $1,009, $486 and $0, respectively	143,991	69,514	—
Mortgages payable, net of unamortized loan costs of $1,777, $2,221 and $3,054, respectively	444,197	509,919	565,978
Construction debt	—	—	41,741
TOTAL LIABILITIES	686,580	732,451	831,239
COMMITMENTS AND CONTINGENCIES (NOTE 13)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	5,968	6,644	7,117
EQUITY
Series B Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, no shares issued and outstanding at December 31, 2018 and April 30, 2018 and 4,600,000 shares issued and outstanding at April 30, 2017, aggregate liquidation preference of $115,000,000)	—	—	111,357
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,118,460 shares issued and outstanding at December 31, 2018 and April 30, 2018 and no shares issued and outstanding at April 30, 2017, aggregate liquidation preference of $102,971,475)	99,456	99,456	—
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 11,942,372 shares issued and outstanding at December 31, 2018, 11,952,598 shares issued and outstanding at April 30, 2018 and 12,119,930 shares issued and outstanding at April 30, 2017)	899,234	900,097	908,905
Accumulated distributions in excess of net income	(429,048)	(395,669)	(466,541)
Accumulated other comprehensive income	(856)	1,779	—
Total Investors Real Estate Trust shareholders’ equity	568,786	605,663	553,721
Noncontrolling interests – Operating Partnership (1,367,502 units at December 31, 2018, 1,409,943 units at April 30, 2018 and 1,561,722 units at April 30, 2017)	67,916	73,012	73,233
Noncontrolling interests – consolidated real estate entities	6,747	8,888	9,204
Total equity	643,449	687,563	636,158
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY	$1,335,997	$1,426,658	$1,474,514
See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Eight Months Ended December 31,		Fiscal Years Ended April 30,
	2018	2017	2018	2017	2016
		(Unaudited)
REVENUE	$121,871	$111,249	$169,745	$160,104	$145,500
EXPENSES
Property operating expenses, excluding real estate taxes	37,198	35,581	54,292	47,587	43,741
Real estate taxes	13,521	12,234	18,742	16,739	14,407
Property management expense	3,663	3,652	5,526	5,046	3,714
Casualty (gain) loss	915	600	500	414	238
Depreciation and amortization	50,456	54,902	82,070	44,253	39,273
Impairment of real estate investments	1,221	256	18,065	57,028	5,543
General and administrative expenses	9,812	9,041	14,203	15,871	13,498
Acquisition and investment related costs	—	—	51	3,276	830
TOTAL EXPENSES	116,786	116,266	193,449	190,214	121,244
Operating income (loss)	5,085	(5,017)	(23,704)	(30,110)	24,256
Interest expense	(21,359)	(22,804)	(34,178)	(34,314)	(28,417)
Loss on extinguishment of debt	(556)	(818)	(940)	(1,651)	(106)
Interest income	1,168	432	1,197	366	78
Other income	65	282	311	780	307
Income (loss) before gain (loss) on sale of real estate and other investments, gain on bargain purchase and income (loss) from discontinued operations	(15,597)	(27,925)	(57,314)	(64,929)	(3,882)
Gain (loss) on sale of real estate and other investments	9,707	17,816	20,120	18,701	9,640
Gain on bargain purchase	—	—	—	—	3,424
Income (loss) from continuing operations	(5,890)	(10,109)	(37,194)	(46,228)	9,182
Income (loss) from discontinued operations	570	150,703	164,823	76,753	67,420
NET INCOME (LOSS)	(5,320)	140,594	127,629	30,525	76,602
Net (income) loss attributable to noncontrolling interests – Operating Partnership	1,032	(14,222)	(12,702)	(4,059)	(7,032)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(110)	1,042	1,861	16,881	2,436
Net income (loss) attributable to controlling interests	(4,398)	127,414	116,788	43,347	72,006
Dividends to preferred shareholders	(4,547)	(6,296)	(8,569)	(10,546)	(11,514)
Redemption of preferred shares	—	(3,657)	(3,657)	(1,435)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,945)	$117,461	$104,562	$31,366	$60,492
Earnings (loss) per common share from continuing operations – basic and diluted	$(0.79)	$(1.41)	$(3.54)	$(3.01)	$—
Earnings (loss) per common share from discontinued operations – basic and diluted	0.04	11.19	12.25	5.59	4.91
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.75)	$9.78	$8.71	$2.58	$4.91
See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
	Eight Months Ended	Fiscal Years Ended April 30,
	December 31, 2018	2018	2017	2016
Net income (loss)	$(5,320)	$127,629	$30,525	$76,602
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(2,794)	1,627	—	—
(Gain) loss on derivative instrument reclassified into earnings	159	152	—	—
Total comprehensive income (loss)	$(7,955)	$129,408	$30,525	$76,602
Comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	1,032	(12,888)	(4,059)	(7,032)
Net comprehensive (income) loss attributable to noncontrolling interests – consolidated real estate entities	(110)	1,861	16,881	2,436
Comprehensive income (loss) attributable to controlling interests	$(7,033)	$118,381	$43,347	$72,006

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at April 30, 2015	$138,674	12,446	$951,868	$(438,432)	—	$88,844	$740,954
Net income (loss) attributable to controlling interest and noncontrolling interests				72,006		4,562	76,568
Distributions – common shares and Units				(64,060)		(7,230)	(71,290)
Distributions – Series A preferred shares				(2,372)			(2,372)
Distributions – Series B preferred shares				(9,142)			(9,142)
Distribution reinvestment and share purchase plan		82	5,619				5,619
Shares issued and share-based compensation		19	1,728				1,728
Partnership units issued						18,226	18,226
Redemption of Units for common shares		27	1,477			(1,477)	—
Shares repurchased		(464)	(35,000)				(35,000)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(7,029)	(7,029)
Adjustments to prior year redemption of Units for common shares			(3,608)			3,608	—
Balance at April 30, 2016	$138,674	12,110	$922,084	$(442,000)	—	$99,504	$718,262
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				43,347		(12,400)	30,947
Distributions – common shares and Units				(55,907)		(7,453)	(63,360)
Distributions – Series A preferred shares				(1,403)			(1,403)
Distributions – Series B preferred shares				(9,143)			(9,143)
Shares issued and share-based compensation		39	358				358
Redemption of Units for common shares		50	875			(875)	—
Redemption of Units for cash						(966)	(966)
Shares repurchased	(27,317)	(79)	(4,501)	(1,435)			(33,253)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,188	7,188
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(7,366)	(7,366)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities			(9,893)			5,019	(4,874)
Other		—	(18)			(214)	(232)
Balance at April 30, 2017	$111,357	12,120	$908,905	$(466,541)	—	$82,437	$636,158

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at April 30, 2017	$111,357	12,120	$908,905	$(466,541)	$—	$82,437	$636,158
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				116,788		11,582	128,370
Other comprehensive income - derivative instrument					1,779		1,779
Distributions – common shares and Units				(33,689)		(4,096)	(37,785)
Distributions – Series B preferred shares				(4,571)			(4,571)
Distributions – Series C preferred shares				(3,999)			(3,999)
Share-based compensation, net of forfeitures		10	1,663				1,663
Issuance of Series C preferred shares	99,456						99,456
Redemption of Units for common shares		3	34			(34)	—
Redemption of Units for cash						(8,775)	(8,775)
Shares repurchased	(111,357)	(178)	(9,935)	(3,657)			(124,949)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						619	619
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(246)	(246)
Other		(2)	(570)			413	(157)
Balance at April 30, 2018	$99,456	11,953	$900,097	$(395,669)	$1,779	$81,900	$687,563
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Balance on May 1, 2018	99,456	11,953	900,097	(395,042)	1,779	81,900	688,190
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(4,398)		(480)	(4,878)
Other comprehensive income - derivative instrument					(2,635)		(2,635)
Distributions – common shares and Units				(25,060)		(2,917)	(27,977)
Distributions – Series C preferred shares				(4,548)			(4,548)
Share-based compensation, net of forfeitures		3	1,042				1,042
Redemption of Units for common shares		33	649			(649)	—
Redemption of Units for cash						(498)	(498)
Shares repurchased		(42)	(2,172)				(2,172)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(2,432)	(2,432)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(392)	(392)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities			(175)			131	(44)
Other		(5)	(207)				(207)
Balance at December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Eight Months Ended	Fiscal Year Ended April 30,
	December 31, 2018	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,320)	$127,629	$30,525	$76,602
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,394	83,276	46,135	41,098
Depreciation and amortization from discontinued operations	—	8,526	10,477	24,357
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(10,277)	(183,687)	(74,847)	(33,423)
(Gain) loss on extinguishment of debt and discontinued operations	482	6,839	3,848	(30,135)
Gain on bargain purchase	—	—	—	(3,424)
Share-based compensation expense	845	1,587	6	2,256
Impairment of real estate investments	1,221	18,065	57,028	5,983
Other, net	629	1,457	499	651
Write off of development pursuit costs	—	—	3,161	—
Changes in other assets and liabilities:
Other assets	(1,145)	(646)	(214)	2,588
Accounts payable and accrued expenses	2,205	(7,851)	2,434	(14,292)
Net cash provided (used) by operating activities	40,034	55,195	79,052	72,261
CASH FLOWS FROM INVESTING ACTIVITIES
Principal proceeds on mortgage loan receivable	545	—	—	—
Increase in loans receivable	(918)	(15,480)	—	—
Decrease in other investments	—	—	50	279
Proceeds from sale of discontinued operations	—	426,131	237,135	365,845
Proceeds from sale of real estate and other investments	62,695	64,639	47,354	40,306
Insurance proceeds received	1,344	584	88	1,320
Payments for acquisitions of real estate assets	(977)	(374,081)	—	(121,821)
Payments for development of real estate assets	—	(2,655)	(18,274)	(122,801)
Payments for improvements of real estate assets	(11,518)	(17,980)	(41,083)	(26,904)
Payments for improvements of real estate assets from discontinued operations	—	(1,046)	(1,110)	(7,672)
Net cash provided (used) by investing activities	51,171	80,112	224,160	128,552
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	—	84,150	143,574
Principal payments on mortgages payable	(67,016)	(205,159)	(298,984)	(241,206)
Proceeds from revolving lines of credit	53,017	370,350	246,000	82,000
Principal payments on revolving lines of credit	(119,517)	(303,400)	(206,450)	(125,000)
Proceeds from notes payable and other debt	—	3,252	19,341	94,142
Principal payments on notes payable and other debt	—	(21,689)	(49,080)	(24,754)
Payoff of financing liability	—	(7,900)	—	—
Proceeds from term loan	74,352	69,462	—	—
Proceeds from sale of common shares under distribution reinvestment and share purchase program	—	—	—	1,493
Additions to notes receivable from noncontrolling partner – consolidated real estate entities	—	—	(9,211)	—
Proceeds from noncontrolling partner – consolidated real estate entities	—	—	9,749	1,120
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	—	(4,938)	—
Proceeds from sale of preferred shares	—	99,467	—	—
Repurchase of common shares	(2,172)	(9,935)	(4,501)	(35,000)
Repurchase of preferred shares	—	(115,017)	(28,752)	—
Repurchase of partnership units	(498)	(8,775)	(966)	—
Distributions paid to common shareholders	(16,724)	(33,689)	(55,907)	(60,063)
Distributions paid to preferred shareholders	(5,116)	(8,763)	(10,744)	(11,514)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(1,959)	(4,096)	(7,453)	(7,101)
Distributions paid to noncontrolling interests – consolidated real estate entities	(2,432)	(99)	(174)	(7,029)
Net cash provided (used) by financing activities	(88,065)	(175,991)	(317,920)	(189,338)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,140	(40,684)	(14,708)	11,475
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	16,116	56,800	71,508	60,033
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$19,256	$16,116	$56,800	$71,508

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		(in thousands)
	Eight Months Ended	Fiscal Year Ended April 30,
	December 31, 2018	2018	2017	2016
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Distribution reinvestment plan – shares issued	—	—	—	3,997
Operating partnership distribution reinvestment plan – shares issued	—	—	—	130
Operating partnership units converted to shares	649	34	875	1,477
Real estate assets acquired through the issuance of operating partnership units	—	—	—	18,226
(Decrease) increase to accounts payable included within real estate investments	(329)	(3,415)	(1,851)	(10,420)
Conversion to equity of notes receivable from noncontrolling interests – consolidated real estate entities	670	—	9,846	—
Construction debt reclassified to mortgages payable	—	23,300	10,549	123,553
Increase in mortgage notes receivable	—	10,329	—	—
Decrease in real estate assets in connection with transfer of real estate assets in settlement of debt	—	—	—	87,213
Decrease in debt in connection with transfer of real estate assets in settlement of debt	—	—	—	122,610
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $0, $0, $431 and $4,396, respectively	24,135	35,758	34,432	39,668
See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, April 30, 2018, 2017, and 2016

NOTE 1 • ORGANIZATION
Investors Real Estate Trust (“IRET,” “we” or “us”) is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2018, we held for investment 87 apartment communities with 13,702 apartment homes. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.
All references to IRET, we, or us refer to Investors Real Estate Trust and its consolidated subsidiaries.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. Our fiscal year previously ended April 30th. On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end from April 30 to December 31, effective as of January 1, 2019. This transition report on Form 10-KT is for the eight-month period ended December 31, 2018, in accordance with SEC rules and regulations, and all subsequent fiscal years, beginning in 2019, will be from January 1 to December 31.
Our interest in the Operating Partnership was 89.7%, 89.4%, and 88.6%, respectively, of the limited partnership units of the Operating Partnership (“Units”) as of December 31, 2018, April 30, 2018 and April 30, 2017, which includes 100% of the general partnership interest.
On December 14, 2018, the Board approved a reverse stock split of our outstanding common shares and Units, no par value per share, at a ratio of 1-for-10. The reverse stock split was effective as of the close of trading on December 27, 2018, with trading commencing on a split-adjusted basis on December 28, 2018. The number of common shares and Units was reduced from 119.4 million to 11.9 million and 13.7 million to 1.4 million, respectively. We have retroactively restated all shares and Units and per share and Unit data for all periods presented.
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
PRIOR PERIOD FINANCIAL STATEMENT CORRECTION OF AN IMMATERIAL MISSTATEMENT
In the first quarter of the transition period ended December 31, 2018, we identified certain adjustments required to correct balances within total equity related to noncontrolling interests in our joint venture entities. Related to our acquisition of additional ownership interest in the joint venture entities, noncontrolling interest - consolidated real estate entities was understated and common shares of beneficial interest was overstated beginning in fiscal year 2017. The adjustments did not impact total assets, total liabilities, revenue, net income, net income available to common shareholders, number of common shares, or earnings per share.
Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”), we determined that these errors were immaterial to the previously-issued financial statements. The misstatement was corrected in the consolidated balance sheets as of April 30, 2017 and April 30, 2018 and the consolidated statements of equity as of April 30, 2018 and April 30, 2017.
The effect of these revisions on our condensed consolidated balance sheet is as follows:

	(in thousands)
	As previously reported at April 30, 2017	Adjustment	As revised at April 30, 2017
Common shares of beneficial interest	$916,121	$(7,216)	$908,905
Noncontrolling interests - consolidated real estate entities	1,924	7,280	9,204
Redeemable noncontrolling interests - consolidated real estate entities	7,181	(64)	7,117

	(in thousands)
	As previously reported at April 30, 2018	Adjustment	As revised at April 30, 2018
Common shares of beneficial interest	$907,843	$(7,746)	$900,097
Noncontrolling interests - consolidated real estate entities	1,078	7,810	8,888
Redeemable noncontrolling interests - consolidated real estate entities	6,708	(64)	6,644
The effect of these revisions on our condensed consolidated statements of equity is as follows:

	(in thousands)
	As previously reported at April 30, 2017	Adjustment	As revised at April 30, 2017
Common shares of beneficial interest	$916,121	$(7,216)	$908,905
Nonredeemable noncontrolling interests	75,157	7,280	82,437

	(in thousands)
	As previously reported at April 30, 2018	Adjustment	As revised at April 30, 2018
Common shares of beneficial interest	$907,843	$(7,746)	$900,097
Nonredeemable noncontrolling interests	74,090	7,810	81,900
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

The majority of our revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASC 840, Leases. Our other revenue streams, which were evaluated under this ASU, include but are not limited to other income from residents determined not to be within the scope of ASC 840 and gains and losses from real estate dispositions. Refer to the Revenues section below for information regarding the impact of adopting the standard on our consolidated financial statements.

ASU 2016-02, Leases	This ASU amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting.	This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.
Our residential leases, where we are the lessor, will continue to be accounted for as operating leases under the new standard. As a result, there is not a significant change in the accounting for lease revenue. For leases where we are the lessee, we will recognize a right of use asset and related lease liability on our consolidated balance sheets upon adoption. The adoption of this standard will not have a material impact on our consolidated financial statements.

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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
This ASU requires the statement of cash flows to explain the change in total cash, cash equivalents, and amounts generally described as restricted cash. It also requires that restricted cash be included when reconciling the beginning and end of period amounts on the statement of cash flows.
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
Refer to the Revenues section below for information regarding the impact of adopting the standard on our condensed consolidated financial statements.
ASU 2018-10, Codification Improvements to Topic 842, Leases	This ASU was issued to increase shareholders' awareness of narrow aspects of the guidance issued in the amendments and to expedite the improvements under ASU 2016-02.	This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	The adoption of this standard will not have a material impact on our consolidated financial statements.

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
		This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	The adoption of this standard will not have a material impact on our consolidated financial statements.
ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our disclosures.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
	This ASU reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns various requirements for capitalizing implementation costs.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our consolidated financial statements.
ASU 2018-20, Leases (Topic 842) - Narrow-Scope Improvements for Lessors	This ASU reduces a lessor's implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirements.	This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.	The adoption of this standard will not have a material impact on our consolidated financial statements.

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
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.3 billion, $1.4 billion, and $1.1 billion as of December 31, 2018, April 30, 2018, and April 30, 2017, respectively. We allocate the purchase price based on the relative fair values of the tangible and intangible assets of an acquired property (which includes the land, building, and personal property) which are determined by valuing the property as if it were vacant and fair value of the intangible assets (which include in-place leases). The as-if-vacant value is allocated to land, buildings, and personal property based on management’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent comparable transactions. A land value is assigned based on the purchase price if land is acquired separately or based on estimated fair value if acquired in a single or portfolio acquisition.
Acquired above- and below-market lease values are recorded as the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases.

The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases.
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
We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete and ready for its intended use, which is generally upon issuance of a certificate of occupancy (in the case of apartment communities). General and administrative costs are expensed as incurred. Interest of approximately $4,000, $431,000, and $4.9 million has been capitalized in continuing and discontinue operations for the years ended April 30, 2018, 2017, and 2016, respectively. We did not capitalize interest during the transition period ended December 31, 2018.
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, generally five to ten years. Property sales or dispositions are recorded when control of the assets transfers to the buyer and we have no significant continuing involvement with the property sold.
We periodically evaluate our long-lived assets, including real estate investments, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group, and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future physical occupancy, rental rates, and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.
During the transition period ended December 31, 2018, we incurred a loss of $1.2 million due to impairment of a parcel of land in Bismarck, North Dakota. The parcel was written-down to estimated fair value based on receipt of a market offer to purchase and our intent to dispose of the property.
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
During fiscal year 2016, we incurred a loss of $6.0 million due to impairment of one office property, one healthcare property, two parcels of land, and eight apartment communities, of which approximately $440,000 is reflected in discontinued operations. See Note 10 for additional information on discontinued operations. We recognized impairments of approximately $440,000 on an office property in Eden Prairie, Minnesota; $1.9 million on a healthcare property in Sartell, Minnesota; $1.6 million on a parcel of land in Grand Chute, Wisconsin; $1.9 million on eight apartment communities in St. Cloud, Minnesota; and $162,000 on a parcel of land in River Falls, Wisconsin. These properties were written down to estimated fair value during fiscal year 2016 based on receipt of individual market offers to purchase and our intent to dispose of the properties or, in the case of the Grand Chute, Wisconsin, the sale listing price and our intent to dispose of the property. The Sartell, Minnesota property was classified as held for sale at April 30, 2016.
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
We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset (disposal group); (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets (disposal groups); and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. We had no properties classified as held for sale at December 31, 2018 and April 30, 2018. Thirteen apartment communities, two healthcare properties, and two retail properties were classified as held for sale at April 30, 2017.
We report in discontinued operations the results of operations and the related gains or losses on the sales of properties that have either been disposed of or classified as held for sale and meet the classification of a discontinued operation as described in ASC 205 - Presentation of Financial Statements and ASC 360 - Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under these standards, a disposal (or classification as held for sale) of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Effective May 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which affects the presentation and disclosure of the statements of cash flows. Previously our consolidated statements of cash flows presented transfers between restricted cash and unrestricted cash as operating, financing, and investing cash activities based upon the required or intended purpose for the restricted cash. We revised our consolidated statements of cash flows for the years ended April 30, 2018 , 2017, and 2016 to conform to this presentation, and the effect of the revisions to net cash flows from operating and investing activities as previously reported for the years ended April 30, 2018, 2017, and 2016 are summarized in the following table:

	(in thousands)
	As previously reported	Impact of ASUs	As adjusted and currently reported
	April 30, 2018	2016-15 and 2016-18	April 30, 2018
Net cash provided by operating activities	$48,035	$7,160	$55,195
Net cash provided by (used by) investing activities	104,189	(24,077)	80,112
Net cash provided by (used by) financing activities	(169,152)	(6,839)	(175,991)

Net increase (decrease) in cash, cash equivalents	(16,928)	16,928	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(40,684)	(40,684)

Cash and cash equivalents at beginning of period	28,819	(28,819)	—
Cash, cash equivalents, and restricted cash at beginning of period	—	56,800	56,800
Cash and cash equivalents at end of period	$11,891
Cash, cash equivalents, and restricted cash at end of period		$4,225	$16,116

	(in thousands)
	As previously reported	Impact of ASUs	As adjusted and currently reported
	April 30, 2017	2016-15 and 2016-18	April 30, 2017
Net cash provided by operating activities	$73,930	$5,122	$79,052
Net cash provided by (used by) investing activities	202,263	21,897	224,160
Net cash provided by (used by) financing activities	(314,072)	(3,848)	(317,920)

Net increase (decrease) in cash, cash equivalents	(37,879)	37,879	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	(14,708)	(14,708)

Cash and cash equivalents at beginning of period	66,698	(66,698)	—
Cash, cash equivalents, and restricted cash at beginning of period	—	71,508	71,508
Cash and cash equivalents at end of period	$28,819
Cash, cash equivalents, and restricted cash at end of period		$27,981	$56,800

	(in thousands)
	As previously reported	Impact of ASUs	As adjusted and currently reported
	April 30, 2016	2016-15 and 2016-18	April 30, 2016
Net cash provided by operating activities	$66,493	$5,768	$72,261
Net cash provided by (used by) investing activities	134,252	(5,700)	128,552
Net cash provided by (used by) financing activities	(183,017)	(6,321)	(189,338)

Net increase (decrease) in cash, cash equivalents	17,728	(17,728)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	11,475	11,475

Cash and cash equivalents at beginning of period	48,970	(48,970)	—
Cash, cash equivalents, and restricted cash at beginning of period	—	60,033	60,033
Cash and cash equivalents at end of period	$66,698
Cash, cash equivalents, and restricted cash at end of period		$4,810	$71,508

	(in thousands)
Balance sheet description	December 31, 2018	April 30, 2018	April 30, 2017
Cash and cash equivalents	$13,792	$11,891	$28,819
Restricted cash	5,464	4,225	27,981
Total cash, cash equivalents and restricted cash	$19,256	$16,116	$56,800
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
As of December 31, 2018, April 30, 2018, and April 30, 2017, restricted cash consisted of $5.5 million, $4.2 million, and $4.3 million, respectively, of escrows held by lenders for real estate taxes, insurance, and capital additions. As of April 30, 2017, we held $23.7 million of net tax-deferred exchange proceeds remaining from the sale of properties. Tax, insurance, and other escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
REVENUE
We adopted ASU 2014-09, Revenue from Contracts with Customers, as of May 1, 2018, using the modified retrospective approach. We elected to apply the new standard to contracts that are not complete as of May 1, 2018. We also elected to omit disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Under the new standard, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration the company expects to be entitled for those goods and services.
We primarily lease multifamily apartments under operating leases generally with terms of one year or less. Rental revenues are recognized in accordance with ASC 840, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 96.5% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 3.5% of our total revenue and are primarily driven by utility reimbursement from our residents and other fee income, which is typically recognized at a point in time. Revenue streams that are included in ASU 2014-09 include:

•
Other property revenues: We recognize revenue for rental related income not included as a component of a lease, such as other transactional fees, when the services are transferred to our customers for an amount which reflects the consideration we expect to receive in exchange for those services. These fees are charged to residents monthly and recognized as the performance obligation is satisfied.

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
The following table presents the disaggregation of revenue streams of our rental income for the transition period ended December 31, 2018:

		(in thousands, except percentages)
		Eight Months Ended December 31, 2018
Revenue Stream	Applicable Standard	Amount of Revenue	Percent of Revenue
Rental revenue	Leases	$117,575	96.5%
Other property revenue	Revenue Recognition	4,296	3.5%
		$121,871	100.0%
INCOME TAXES
We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016, we distributed in excess of 90% of our taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualify as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
We have one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For the transition period ended December 31, 2018, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016.
We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
Distributions for the calendar year ended December 31, 2018, were characterized, for federal income tax purposes, as 100.00% capital gain. Distributions for the calendar year ended December 31, 2017, were characterized, for federal income tax purposes, as 14.59% ordinary income, 48.87% capital gain, and 36.54% return of capital. Distributions for the calendar year ended December 31, 2016 were characterized, for federal income tax purposes, as 12.43% ordinary income and 87.57% capital gain.
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
OTHER ASSETS
As of December 31, 2018, April 30, 2018, and April 30, 2017, other assets consisted of the following amounts:

	in thousands
	December 31, 2018	April 30, 2018	April 30, 2017
Receivable arising from straight line rents	$1,145	$1,458	$2,145
Accounts receivable, net of allowance	71	81	476
Fair value of interest rate swaps	818	1,779	—
Loans receivable	16,399	15,480	—
Prepaid and other assets	3,802	5,334	4,891
Intangible assets	498	1,469	202
Property and equipment, net of accumulated depreciation	686	820	901
Goodwill	1,546	1,553	1,572
Deferred charges and leasing costs	2,300	2,323	3,119
Total Other Assets	$27,265	$30,297	$13,306
PROPERTY AND EQUIPMENT
Property and equipment consists primarily of office equipment contained at our headquarters in Minot, North Dakota, corporate office in Minneapolis, Minnesota, and additional property management offices located in the states where we own properties. The Consolidated Balance Sheets reflects these assets at cost, net of accumulated depreciation and are included within Other Assets. As of December 31, 2018, April 30, 2018, and April 30, 2017, property and equipment cost was $2.2 million, $2.1 million, and $2.1 million, respectively. Accumulated depreciation was $1.4 million, $1.3 million, and $1.2 million as of December 31, 2018, April 30, 2018, and April 30, 2017, respectively, and are included within other assets in the Consolidated Balance Sheets.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 apartment communities in exchange for cash and a note secured by a mortgage on the assets. As of December 31, 2018 and April 30, 2018, the remaining balance on the mortgage was $10.4 million and $11.0 million . The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. We received and recognized approximately $448,000 and $372,000 of interest income during the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018, respectively. During the transition period ended December 31, 2018, we received a payment of $545,000 to pay down the balance of the mortgage receivable and released one of the 13 properties from the assets used to secure the mortgage.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. As of July 31, 2018, we had funded the full initial loan balance, which appears in our Consolidated Balance Sheets; however, we may fund additional amounts upon satisfaction of certain conditions set forth in the loan agreement. The note bears an interest rate of 6%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date.
GAIN ON BARGAIN PURCHASE
During fiscal year 2016, we acquired an apartment community in Rochester, MN, which had a fair value at acquisition of approximately $36.3 million, as appraised by a third party. The consideration exchanged for the property consisted of $15.0 million cash and approximately 250,000 Units, valued at approximately $17.8 million. The fair value of the Units transferred was based on the closing market price of our common shares on the acquisition date of $70.90 per share. The acquisition resulted in a gain on bargain purchase because the fair value of assets acquired exceeded the total of the fair value of the consideration paid by approximately $3.4 million. The seller accepted consideration below the fair value of the property in order to do a partial tax-deferred exchange for Units.
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

We reflect noncontrolling interests in consolidated real estate entities on the Balance Sheet for the portion of properties consolidated by us that are not wholly owned by us. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations. Our noncontrolling interests – consolidated real estate entities at December 31, 2018, April 30, 2018, and 2017 were as follows:

	(in thousands)
	December 31, 2018	April 30, 2018	April 30, 2017
IRET - 71 France, LLC	$5,918	$6,606	$7,427
IRET - Cypress Court Apartments, LLC	829	890	979
IRET - Williston Garden Apartments, LLC	—	1,635	1,057
IRET - WRH 1, LLC	—	(467)	(619)
WRH Holding, LLC	—	224	360
Noncontrolling interests – consolidated real estate entities	$6,747	$8,888	$9,204

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

	(in thousands)
	Transition period ended	Years ended April 30,
	December 31, 2018	2018	2017	2016
Balance at beginning of fiscal year	$6,644	$7,117	$7,522	$6,368
Contributions	—	268	17	1,120
Net (loss) income	(676)	(741)	(422)	34
Balance at close of fiscal year	$5,968	$6,644	$7,117	$7,522

NOTE 5 • DEBT
As of December 31, 2018, we owned 87 apartment communities, of which 51 served as collateral for mortgage loans. The majority of these mortgages payable were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.47% to 6.66%, and the mortgage loans have varying maturity dates from September 1, 2019, through May 31, 2035. As of December 31, 2018, we believe there are no material defaults or instances of material noncompliance in regards to any of these mortgage loans.
The aggregate amount of required future principal payments on mortgages payable and term loans as of December 31, 2018 is as follows:

(in thousands)
2019	$28,587
2020	87,592
2021	104,553
2022	40,917
2023	48,546
Thereafter	280,779
Total payments	$590,974

As of December 31, 2018, we owned 40 multifamily and other properties that were not encumbered by mortgages, with 32 of these properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with the BMO Harris Bank N.A. serving as administrative agent. Our line of credit has total commitments of $250.0 million (the “Line of Credit”), with borrowing capacity based on the value of properties contained in the unencumbered asset pool (“UAP”). The UAP provided for a borrowing capacity of $232.5 million at December 31, 2018, providing additional borrowing availability of $175.0 million beyond the $57.5 million drawn as of December 31, 2018, priced at an interest rate of 3.72%. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election. At April 30, 2018, the line of credit borrowing capacity was $300.0 million based on the UAP, of which $124.0 million was drawn on the line. At April 30, 2017, the line of credit borrowing capacity was $206.0 million based on the UAP, of which $57.1 million was drawn on the line.
During the transition period ended December 31, 2018, we amended our primary unsecured credit facility. We extended the maturity date on our existing $70.0 million unsecured term loan, which now matures on January 15, 2024. We also added a new $75.0 million, seven-year term loan which matures on August 31, 2025.
The interest rates on the line of credit and term loans are based, at our option, on the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our line of credit and term loans are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of December 31, 2018.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of December 31, 2018 and April 30, 2018, we had no outstanding balance on this operating line of credit.
Our remaining construction debt was paid off during the year ended April 30, 2018. Construction debt at April 30, 2017, was $41.7 million, with a weighted average rate of interest of 3.27%.
The following table summarizes our indebtedness at December 31, 2018:

	(in thousands)
	December 31, 2018	April 30, 2018	April 30, 2017	Weighted Average Maturity in Years
Unsecured line of credit	$57,500	$124,000	$57,050	3.67
Term loans	145,000	70,000	—	5.86
Unsecured debt	202,500	194,000	57,050
Mortgages payable - fixed (1)	445,974	489,401	629,535	3.61
Mortgages payable - variable(1)	—	22,739	57,708
Construction debt - variable	—	—	41,737
Total debt	$648,474	$706,140	$786,030
Weighted average interest rate on unsecured line of credit	3.72%	3.35%	2.67%
Weighted average interest rate on term loans (rate with swaps)	4.01%	3.86%	—
Weighted average interest rate on mortgages payable(1)	4.58%	4.69%	4.71%
Weighted average interest rate on construction debt	—	—	3.27%

(1)	Includes mortgages payable related to assets held for sale and assets of discontinued operations at April 30, 2017.
NOTE 6 • DERIVATIVE INSTRUMENTS
Our objective in using an interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable rate interest on our term loans. The interest rate swap contracts qualify as cash flow hedges.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which we adopted on November 1, 2017, the ineffective portion of a hedging instrument is no longer required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest payments are made on our term loan. During the next 12 months, we estimate an additional $61,000 will be reclassified as a decrease to interest expense.
At December 31, 2018, we had two interest rate swap contracts in effect with a notional amount of $145.0 million and one additional interest rate swap that becomes effective on January 31, 2023 with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of December 31, 2018, April 30, 2018 and April 30, 2017.

		(in thousands)				(in thousands)
		December 31, 2018	April 30, 2018	April 30, 2017		December 31, 2018	April 30, 2018	April 30, 2017
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value	Fair Value
Derivative instruments - interest rate swaps	Other Assets	$818	$1,779	—	Accounts Payable and Accrued Expenses	$1,675	—	—

Total derivatives designated as hedging instruments		$818	$1,779	—		$1,675	—	—
The table below presents the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations as of December 31, 2018 and April 30, 2018.

	(in thousands)
	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Transition Period Ended December 31,	Year Ended April 30,			Transition Period Ended December 31,	Year Ended April 30,
	2018	2018	2017		2018	2018	2017
Interest rate contracts	$(2,794)	$1,627	—	Interest expense	$(159)	$(152)	—

Total derivatives in cash flow hedging relationships	$(2,794)	$1,627	—		$(159)	$(152)	—
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
NOTE 8 • ACQUISITIONS, DEVELOPMENT PROJECTS PLACED IN SERVICE AND DISPOSITIONS
ACQUISITIONS
We added no new apartment communities to our portfolio through acquisitions during the transition period ended December 31, 2018 compared to $373.1 million during the fiscal year ended April 30, 2018 and $0 in the fiscal year ended April 30, 2017. Our acquisitions during fiscal year ended April 30, 2018 qualified as asset acquisitions under ASU 2017-01, Clarifying the Definition of a Business, and are detailed below.

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
DEVELOPMENT PROJECTS PLACED IN SERVICE
We placed no development projects in service during the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018, compared to $102.9 million in fiscal year ended April 30, 2017. The fiscal year 2017 development projects placed in service are detailed below.
Fiscal 2017 (May 1, 2016 to April 30, 2017)

		(in thousands)
	Date Placed			Development
Development Projects Placed in Service	in Service	Land	Building	Cost
Multifamily
241 homes - 71 France - Edina, MN(1)	May 1, 2016	$4,721	$67,641	$72,362
202 homes - Monticello Crossings - Monticello, MN(2)	March 1, 2017	1,734	28,782	30,516
Total Development Projects Placed in Service		$6,455	$96,423	$102,878

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

DISPOSITIONS
During the transition period ended December 31, 2018, we sold three apartment communities, five commercial properties and three parcels of unimproved land for a total sales price of $63.4 million. Dispositions totaled $515.1 million and $286.9 million in the fiscal years ended April 30, 2018 and 2017, respectively. The dispositions for the transition period ended December 31, 2018 and fiscal years ended April 30, 2018 and 2017 are detailed below.

Transition Period Ended December 31, 2018 (May 1, 2018 to December 31, 2018)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
44 unit - Dakota Commons - Williston, ND	July 26, 2018	$4,420	$3,878	$542
145 unit - Williston Garden - Williston, ND(1)	July 26, 2018	12,310	11,313	997
288 unit - Renaissance Heights - Williston, ND(2)	July 26, 2018	24,770	17,856	6,914
		41,500	33,047	8,453

Other
7,849 sq ft Minot Southgate Retail - Minot, ND	July 12, 2018	1,925	2,056	(131)
9,052 sq ft Fresenius - Duluth, MN	July 27, 2018	1,900	1,078	822
15,000 sq ft Minot 2505 16th St SW - Minot, ND	October 12, 2018	1,710	1,814	(104)
81,594 sq ft Minot Arrowhead - Minot, ND	November 30, 2018	6,622	5,907	715
100,850 sq ft Bloomington 2000 W 94th Street - Bloomington, MN	December 19, 2018	4,550	4,550	—
		16,707	15,405	1,302

Unimproved Land
Grand Forks - Grand Forks, ND	July 16, 2018	3,000	2,986	14
Renaissance Heights - Williston, ND(3)	July 26, 2018	750	684	66
Badger Hills Unimproved - Rochester, MN	August 29, 2018	1,400	1,528	(128)
		5,150	5,198	(48)

Total Property Dispositions		$63,357	$53,650	$9,707

(1)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 74.11%.

(2)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 87.14%.

(3)	This parcel of land was owned by a joint venture entity in which we had an interest of approximately 70.00%

Fiscal 2018 (May 1, 2017 to April 30, 2018)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)
Multifamily
327 homes - 13 apartment communities - Minot, ND (1)(2)	August 22, 2017	$12,263	$11,562	$701
48 homes - Crown - Rochester, MN	December 1, 2017	5,700	3,318	2,382
16 homes - Northern Valley - Rochester, MN	December 1, 2017	950	690	260
		18,913	15,570	3,343
Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	May 15, 2017	3,440	3,332	108
90,260 sq ft Lexington Commerce Center - Eagan, MN	August 22, 2017	9,000	3,963	5,037
17,640 sq ft Duckwood Medical - Eagan, MN	August 24, 2017	2,100	1,886	214
279,834 sq ft Edgewood Vista Hermantown I & II - Hermantown, MN	October 19, 2017	36,884	24,697	12,187
518,161 sq ft Urbandale - Urbandale, IA	November 22, 2017	16,700	12,857	3,843
36,053 sq ft 3075 Long Lake Road - Roseville, MN	November 28, 2017	18,650	12,766	5,884
1,205,432 sq ft 25 Healthcare properties	December 29, 2017	370,268	232,778	137,490
43,404 sq ft Garden View - St. Paul, MN	January 19, 2018	14,000	6,191	7,809
52,116 sq ft Ritchie Medical - St. Paul, MN	January 19, 2018	16,500	10,419	6,081
22,187 sq ft Bismarck 715 East Broadway and Unimproved Land - Bismarck, ND	March 7, 2018	5,500	3,215	2,285
		493,042	312,104	180,938
Unimproved Land
Bismarck 4916 Unimproved Land - Bismarck, ND	August 8, 2017	3,175	3,188	(13)

Total Dispositions		$515,130	$330,862	$184,268

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

NOTE 9 • OPERATING SEGMENT
We operate in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property's operating results to make decisions about resources to be allocated and to assess performance. We do not group our operations based on geography, size, or type. Our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, our apartment communities are aggregated into a single reportable segment. "All other" is composed of non-multifamily properties, non-multifamily components of mixed use properties, and properties disposed or designated as held for sale.
Prior to the third quarter of fiscal year 2018, we reported our results in two reportable segments: multifamily and healthcare. We sold substantially all of our healthcare portfolio during the third quarter of fiscal year 2018 and classified it as discontinued operations (see Note 10 for additional information), at which point healthcare no longer met the quantitative thresholds for reporting as a separate reportable segment.
Our executive management team comprises our chief operating decision-makers. This team measures the performance of our reportable segment based on net operating income (“NOI”), which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance. The following tables present net operating income for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016 from our reportable segment and reconcile net operating income to net income as reported in the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	(in thousands)
Transition period ended December 31, 2018	Multifamily	All Other	Total
Revenue	$116,138	$5,733	$121,871
Property operating expenses, including real estate taxes	48,896	1,823	50,719
Net operating income	$67,242	$3,910	$71,152
Property management expenses			(3,663)
Casualty loss			(915)
Depreciation and amortization			(50,456)
Impairment of real estate investments			(1,221)
General and administrative expenses			(9,812)
Interest expense			(21,359)
Loss on debt extinguishment			(556)
Interest and other income			1,233
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(15,597)
Gain (loss) on sale of real estate and other investments			9,707
Gain (loss) from continuing operations			(5,890)
Income (loss) from discontinued operations			570
Net income (loss)			$(5,320)

	(in thousands)
Year ended April 30, 2018	Multifamily	All Other	Total
Revenue	$159,983	$9,762	$169,745
Property operating expenses, including real estate taxes	70,460	2,574	73,034
Net operating income	$89,523	$7,188	$96,711
Property management expenses			(5,526)
Casualty loss			(500)
Depreciation and amortization			(82,070)
Impairment of real estate investments			(18,065)
General and administrative expenses			(14,203)
Acquisition and investment related costs			(51)
Interest expense			(34,178)
Loss on debt extinguishment			(940)
Interest and other income			1,508
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(57,314)
Gain (loss) on sale of real estate and other investments			20,120
Gain (loss) from continuing operations			(37,194)
Income (loss) from discontinued operations			164,823
Net income (loss)			$127,629

	(in thousands)
Year ended April 30, 2017	Multifamily	All Other	Total
Revenue	$142,214	$17,890	$160,104
Property operating expenses, including real estate taxes	60,895	3,431	64,326
Net operating income	$81,319	$14,459	$95,778
Property management expenses			(5,046)
Casualty loss			(414)
Depreciation and amortization			(44,253)
Impairment of real estate investments			(57,028)
General and administrative expenses			(15,871)
Acquisition and investment related costs			(3,276)
Interest expense			(34,314)
Loss on debt extinguishment			(1,651)
Interest and other income			1,146
Income (loss) before gain on sale of real estate and other investments			(64,929)
Gain (loss) on sale of real estate and other investments			18,701
Income (loss) from continuing operations			(46,228)
Income (loss) from discontinued operations			76,753
Net income (loss)			$30,525

	(in thousands)
Year ended April 30, 2016	Multifamily	All Other	Total
Revenue	$129,049	$16,451	$145,500
Property operating expenses, including real estate taxes	54,762	3,386	58,148
Net operating income	$74,287	$13,065	$87,352
Property management expenses			(3,714)
Casualty loss			(238)
Depreciation and amortization			(39,273)
Impairment of real estate investments			(5,543)
General and administrative expenses			(13,498)
Acquisition and investment related costs			(830)
Interest expense			(28,417)
Loss on debt extinguishment			(106)
Interest and other income			385
Income (loss) before loss on sale of real estate and other investments and income (loss) from discontinued operations			(3,882)
Gain (loss) on sale of real estate and other investments			9,640
Gain (loss) on bargain purchase			3,424
Income (loss) from continuing operations			9,182
Income (loss) from discontinued operations			67,420
Net income (loss)			$76,602

Segment Assets and Accumulated Depreciation

	(in thousands)
As at December 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,582,917	$44,719	$1,627,636
Less accumulated depreciation	(340,081)	(13,790)	(353,871)
Total property owned	$1,242,836	$30,929	$1,273,765
Cash and cash equivalents			13,792
Restricted cash			5,464
Other assets			27,265
Unimproved land			5,301
Mortgage loans receivable			10,410
Total Assets			$1,335,997

	(in thousands)
As at April 30, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,606,421	$63,343	$1,669,764
Less accumulated depreciation	(294,477)	(16,847)	(311,324)
Total property owned	$1,311,944	$46,496	$1,358,440
Cash and cash equivalents			11,891
Restricted cash			4,225
Other assets			30,297
Unimproved land			11,476
Mortgage loans receivable			10,329
Total Assets			$1,426,658

	(in thousands)
As at April 30, 2017	Multifamily	All Other	Total
Segment assets
Property owned	$1,260,541	$97,988	$1,358,529
Less accumulated depreciation	(232,592)	(23,007)	(255,599)
Total property owned	$1,027,949	$74,981	$1,102,930
Assets held for sale and assets from discontinued operations			283,023
Cash and cash equivalents			28,819
Restricted cash			27,981
Other assets			13,306
Unimproved land			18,455
Total Assets			$1,474,514

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

We determined that our strategic decision to exit our healthcare segment met the criteria for discontinued operations, and we consequently classified 27 property dispositions as discontinued operations during the fiscal year ended April 30, 2018. We classified no dispositions as discontinued operations during the transition period ended December 31, 2018 and the fiscal year ended April 30, 2017. During the fiscal year ended April 30, 2016, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties and 1 healthcare property were classified as discontinued operations and subsequently sold during the fiscal year ended April 30, 2016. In fiscal year 2016, we determined that our strategic decision to exit senior housing, which was a subset of our healthcare segment, met the criteria for discontinued operations and we classified 34 senior housing properties as held for sale and discontinued operations at April 30, 2016. Thirty-two of these senior housing properties were subsequently sold during the fiscal year ended April 30, 2017. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016.

	(in thousands)
	Period Ended	Year Ended
	December 31, 2018	April 30, 2018	April 30, 2017	April 30, 2016
REVENUE
Real estate rentals	$—	$19,744	$43,984	$69,623
Tenant reimbursement	—	11,650	16,110	23,434
TRS senior housing revenue	—	—	3,218	3,955
TOTAL REVENUE	—	31,394	63,312	97,012
EXPENSES
Property operating expenses, excluding real estate taxes	—	6,350	9,051	17,470
Real estate taxes	—	5,191	6,848	11,611
Property management expense	—	206	574	1,957
Depreciation and amortization	—	8,445	10,772	24,725
Impairment of real estate investments	—	—	—	440
TRS senior housing expenses	—	—	3,113	3,366
TOTAL EXPENSES	—	20,192	30,358	59,569
Operating income (loss)	—	11,202	32,954	37,443
Interest expense(1)	—	(4,172)	(11,628)	(25,757)
Gain (loss) on extinguishment of debt(1)	—	(6,508)	(3,238)	29,336
Interest income	—	661	2,179	2,179
Other income	—	73	340	437
Income (loss) from discontinued operations before gain on sale	—	1,256	20,607	43,638
Gain (loss) on sale of discontinued operations	570	163,567	56,146	23,782
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$570	$164,823	$76,753	$67,420
Segment Data
All other	$570	$164,823	$76,753	$67,420
Total	$570	$164,823	$76,753	$67,420

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

	(in thousands)
	Period Ended	Year Ended
	12/31/2018	April 30, 2018	April 30, 2017	April 30, 2016
Property Sale Data
Sales price	—	$437,652	$239,436	$373,460
Net book value and sales costs	—	(274,085)	(183,290)	(349,678)
Gain on sale of discontinued operations	—	$163,567	$56,146	$23,782

As of December 31, 2018 and April 30, 2018, we had no assets or liabilities classified as held for sale. The following information reconciles the carrying amounts of major classes of assets and liabilities of the discontinued operations to assets and liabilities held for sale that are presented separately on the Consolidated Balance Sheets at April 30, 2017:

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

NOTE 11 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. We have issued restricted stock units ("RSUs") under our 2015 Incentive Plan, which could have a dilutive effect on our earnings per share upon exercise of the RSUs. Other than the issuance of RSUs, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Pursuant to the exercise of Exchange Rights, Units may be tendered for redemption for cash or, at our option, for common shares on a one-for-one-basis.
For the transition period ended December 31, 2018, performance-based restricted stock awards of 25,300 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common stock for the periods presented and, therefore, were anti-dilutive. Refer to Note 17 - Share-Based Compensation for discussion of the terms for these awards.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016:

	(in thousands, except per share data)
	For Period Ended	For Year Ended April 30,
	December 31, 2018	April 30, 2018	April 30, 2017	April 30, 2016
NUMERATOR
Income (loss) from continuing operations – controlling interests	$(4,908)	$(30,266)	$(24,473)	$11,553
Income (loss) from discontinued operations – controlling interests	510	147,054	67,820	60,453
Net income (loss) attributable to controlling interests	(4,398)	116,788	43,347	72,006
Dividends to preferred shareholders	(4,547)	(8,569)	(10,546)	(11,514)
Redemption of preferred shares	—	(3,657)	(1,435)	—
Numerator for basic earnings per share – net income available to common shareholders	(8,945)	104,562	31,366	60,492
Noncontrolling interests – Operating Partnership	(1,032)	12,702	4,059	7,032
Numerator for diluted earnings per share	$(9,977)	$117,264	$35,425	$67,524
DENOMINATOR
Denominator for basic earnings per share weighted average shares	11,937	119,977	121,169	123,094
Effect of redeemable operating partnership units	1,387	14,617	16,130	14,278
Denominator for diluted earnings per share	13,324	134,594	137,299	137,372
Earnings (loss) per common share from continuing operations – basic and diluted	$(0.79)	$(3.54)	$(3.01)	$—
Earnings (loss) per common share from discontinued operations – basic and diluted	0.04	12.25	5.59	4.91
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.75)	$8.71	$2.58	$4.91

NOTE 12 • RETIREMENT PLANS
We sponsor a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. We currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. 401(k) matching contributions are fully vested when made. We recognized expense of approximately $476,000, $838,000, $565,000, and $836,000 in the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016, respectively. The expense increased from fiscal year 2017 to fiscal year 2018 primarily due to an increase of 1% in the employer match contribution. The expense decreased from fiscal year 2016 to fiscal year 2017 because fiscal year 2016 included a 3.5% discretionary employer contribution.
NOTE 13 • COMMITMENTS AND CONTINGENCIES
Legal Proceedings. We are involved in various lawsuits arising in the normal course of business. We believe that such matters will not have a material adverse effect on our consolidated financial statements.
Environmental Matters. It is generally our policy to obtain a Phase I environmental assessment of each property that we seek to acquire. Such assessments have not revealed, nor are we aware of, any environmental liabilities that we believe would have a material adverse effect on our financial position or results of operations. We own properties that contain or potentially contain (based on the age of the property) asbestos or lead. For certain of these properties, we estimated the fair value of the conditional asset retirement obligation and chose not to book a liability because the amounts involved were immaterial. With respect to certain other properties, we have not recorded any related asset retirement obligation as the fair value of the liability cannot be reasonably estimated due to insufficient information. We believe we do not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others and, additionally, there are currently no plans or expectation of plans to demolish these properties or to undertake major renovations that would require removal of the asbestos, lead and/or underground storage tanks.  These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks. Also, a need for renovations caused by resident changes, technology changes or other factors has not been identified.
Insurance.  We carry insurance coverage on our properties in amounts and types that we believe are customarily obtained by owners of similar properties and are sufficient to achieve our risk management objectives.

Restrictions on Taxable Dispositions.  Approximately 24 of our properties, consisting of approximately 4,099 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties. The real estate investment amount of these properties, net of accumulated depreciation, was approximately $532.0 million at December 31, 2018. The restrictions on taxable dispositions are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders’ best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units.  Pursuant to a Unitholder’s exercise of its Exchange Rights, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or acquiring the Units for our common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2018, April 30, 2018, and April 30, 2017, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for our common shares, was approximately $68.4 million, $74.7 million, and $95.1 million, respectively.
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
Fair Value Measurements on a Recurring Basis
The fair value of our interest rate swaps is determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We consider both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement.

Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2018 and April 30, 2018, consisted of real estate investments and at April 30, 2017, consisted of real estate investments and real estate held for sale that were written-down to estimated fair value during the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017, respectively. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2018
Real estate investments valued at fair value	$3,049	—	—	$3,049

April 30, 2018
Real estate investments valued at fair value	$52,145	—	—	$52,145

April 30, 2017
Real estate investments valued at fair value	$506	—	—	$506
Real estate held for sale (1)	10,891	—	—	10,891

(1)	Represents only the portion of real estate held for sale at April 30, 2017 that was written down to estimated fair value.

As of December 31, 2018 and April 30, 2018, we estimated the fair value of our real estate investments using appraisals, a market offer to purchase, market comparisons, and other market data. As of April 30, 2017, we estimated fair value on a group of our properties using projected net operating income and an estimated capitalization rate to estimate fair value. Significant unobservable quantitative inputs used in determining the fair value of each investment includes capitalization rates based on the location, type, and nature of each property and current and anticipated market conditions. Significant unobservable quantitative inputs used in determining the fair value of these real estate investments at April 30, 2017, was a capitalization rate of 7.0%.
Financial Assets and Liabilities Not Measured at Fair Value
For mortgages payable, the fair value of fixed rate loans is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of December 31, 2018, April 30, 2018 and April 30, 2017 are as follows:

	(in thousands)
	12/31/2018		4/30/2018		4/30/2017
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$13,792	$13,792	$11,891	$11,891	$28,819	$28,819
Mortgage and note receivables	26,809	26,809	25,809	25,809	—	—
FINANCIAL LIABILITIES
Other debt, including other debt related to assets held for sale	—	—	—	—	49,637	49,637
Revolving line of credit	57,500	57,500	124,000	124,000	57,050	57,050
Term loan A (1)	70,000	70,000	70,000	70,000	—	—
Term loan B (1)	75,000	75,000	—	—	—	—
Mortgages payable (2)	445,974	444,241	509,919	510,803	665,440	680,941
Mortgages payable related to assets held for sale	—	—	—	—	21,803	21,861

(1)	Excluding the effect of the interest rate swap agreement.

(2)	Includes mortgages payable related to assets held for sale and assets of discontinued operations at April 30, 2017.
NOTE 15 • SHAREHOLDERS’ EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 1.4 million Units at December 31, 2018, 1.4 million Units at April 30, 2018, and 1.6 million Units at April 30, 2017.

Exchange Rights.  Pursuant to the exercise of Exchange Rights, we redeemed Units during the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017 as detailed in the table below.

	(in thousands, except per Unit amounts)
	Number of	Aggregate	Average Price
	Units	Cost	Per Unit
Transition Period Ended December 31, 2018	9	$499	$53.12
Fiscal Year Ended April 30, 2018	149	8,775	58.90
Fiscal Year Ended April 30, 2017	17	966	58.40
We also redeemed Units in exchange for common shares during the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and April 30, 2017 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Transition Period Ended December 31, 2018	33	$649
Fiscal Year Ended April 30, 2018	3	34
Fiscal Year Ended April 30, 2017	50	875
Common Shares and Equity Awards. Common shares outstanding on December 31, 2018, April 30, 2018 and April 30, 2017, totaled 11.9 million, 12.0 million, and 12.1 million, respectively. During the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017, we issued approximately 5,600, 9,300, and 60,400 common shares, respectively, with a total grant-date value of $347,000, $536,000, and $2.6 million, respectively, under our 2015 Incentive Plan, for executive officer and trustee share-based compensation for future performance. During fiscal year 2017, we also issued approximately 5,900 common shares, with a total grant-date value of approximately $352,000, under our 2008 Incentive Plan, for trustee share based compensation for fiscal year 2016 performance. During the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017, approximately 200, 3,200, and 27,400 common shares were forfeited under the 2015 Incentive Plan, respectively.
Share Repurchase Program. On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to 50 million of our common shares over a one year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for an additional one year period. On December 5, 2018, our Board of Trustees reauthorized this share repurchase program for an third one-year period. Under this program, we may repurchase common shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. The program may be suspended or discontinued at any time. During the transition period ended December 31, 2018, we repurchased and retired approximately 42,000 common shares for an aggregate cost of $2.2 million, including commissions, at an average price per share of $51.36, excluding commissions. During fiscal year 2018, we repurchased and retired approximately 178,000 common shares for an aggregate cost of $9.9 million, including commissions, at an average price per share of $55.82, excluding commissions. During fiscal year 2017, we repurchased and retired approximately 78,000 common shares for an aggregate cost of $4.5 million, including commissions, at an average price per share of $57.69.
Issuance of Preferred Shares and Redemption of Series B Preferred Shares.  In the year ended April 30, 2018, we issued 4,118,460 shares of our 6.625% Series C Cumulative Redeemable Preferred Shares ("Series C preferred shares") and redeemed all 4,600,000 shares of our 7.95% Series B Cumulative Redeemable Preferred Shares.  The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($103.0 million liquidation preference in the aggregate). In the year ended April 30, 2017, we completed the redemption of all of the outstanding 8.25% Series A Cumulative Redeemable Preferred Shares (“Preferred A Shares”) for an aggregate redemption price of $29.2 million, and such shares are no longer outstanding as of such date.

NOTE 16 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2018	October 31, 2018	Two Months Ended December 31, 2018
Revenues	$45,946	$45,638	$30,287
Net income (loss) attributable to controlling interest	$2,916	$(4,558)	$(2,756)
Net income (loss) available to common shareholders	$1,211	$(6,264)	$(3,892)
Net income (loss) per common share - basic & diluted	$0.10	$(0.52)	$(0.33)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018
Revenues	$40,978	$41,866	$42,716	$44,185
Net income (loss) attributable to controlling interests	$(11,264)	$12,821	$136,105	$(20,874)
Net income (loss) available to common shareholders	$(13,550)	$6,360	$134,331	$(22,579)
Net income (loss) per common share - basic & diluted	$(1.12)	$0.53	$11.22	$(1.89)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2016	October 31, 2016	January 31, 2017	April 30, 2017
Revenues	$38,301	$39,195	$39,797	$42,811
Net income (loss) attributable to controlling interests	$(21,643)	$11,600	$23,110	$30,280
Net income (loss) available to common shareholders	$(24,522)	$8,722	$19,172	$27,994
Net income (loss) per common share - basic & diluted	$(2.02)	$0.72	$1.58	$2.33
The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.
NOTE 17 • SHARE BASED COMPENSATION
Share based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted, and restricted common shares, and restricted stock units ("RSUs") up to an aggregate of 4,250,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Through December 31, 2018, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares and RSUs. We account for forfeitures of restricted and unrestricted common shares and RSUs when they occur instead of estimating the forfeitures.
Transition Period Ended December 31, 2018 LTIP Awards
Awards granted to trustees on July 20, 2018, consist of 6,495 time-based RSUs. All of these awards are classified as equity awards. The time-based awards vest on July 20, 2019. We recognize compensation expense associated with the time-based awards ratably over the requisite service period. The fair value of share awards at grant date for non-management trustees was approximately $348,000, $389,000, $365,000, and $352,000 for the transition period ended December 31, 2018 and each of the fiscal years ended April 30, 2018, 2017, and 2016, respectively.
Awards granted to management on July 20, 2018, consist of time-based RSUs for 7,492 shares and performance RSUs based on total shareholder return ("TSR") for 14,987 shares. The time-based RSUs vest as to one-third of the shares on each of July 20, 2019, April 30, 2020, and April 30, 2021. All of these awards are classified as equity awards.
Awards granted on August 10, 2018, consist of 237 time-based RSUs that vest as to one-third on each of August 10, 2019, April 30, 2020, and April 30, 2021; 474 performance RSUs based on TSR; and 554 time-based RSUs that vest as to one-third on each of August 10, 2019, August 10, 2020, and August 10, 2021. Awards granted on November 5, 2018, consist of 100 time-based RSUs that vest on November 5, 2019. All of these awards are classified as equity awards.

The TSR performance RSU awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 30,922 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSU awards were an expected volatility of 28.6%, a risk-free interest rate of 2.66% and an expected life of 2.78 years. The share price at the grant date, July 20, 2018, was $53.60 per share.
Total Compensation Expense
Total share based compensation expense recognized in the consolidated financial statements for the transition period ended December 31, 2018 and the three years ended April 30, 2018, for all share-based awards was as follows (in thousands):

	Transition Period Ended	Fiscal Year Ended April 30,
	December 31, 2018	2018	2017	2016
Share based compensation expense	$845	$1,587	$6	$2,256

Restricted Share Awards
The total fair value of time-based share grants vested during the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, 2017, and 2016 was $147,000, $1.1 million, $127,000, and $647,000, respectively. As of December 31, 2018, the total compensation cost related to non-vested time-based share awards not yet recognized was $109,000, which we expect to recognize over a weighted average period of 1.1 years.
The unamortized value of share awards with market conditions as of December 31, 2018, April 30, 2018, and April 30, 2017 was approximately $26,000, $130,000, and $300,000, respectively.
The activity for the transition period ended December 31, 2018 and the three years ended April 30, 2018, 2017, and 2016, related to our restricted share awards was as follows:

	Awards with Service Conditions
		Wtd Avg Grant-
	Shares	Date Fair Value
Unvested at April 30, 2015	10,754	$71.70
Granted	—	—
Vested	(10,754)	71.70
Unvested at April 30, 2016	—
Granted	25,326	61.59
Vested	(2,132)	59.50
Forfeited	(3,683)	62.40
Unvested at April 30, 2017	19,511
Granted	9,136	57.55
Vested	(18,545)	59.89
Forfeited	(202)	62.40
Unvested at April 30, 2018	9,900
Granted	—	—
Vested	(2,709)	63.21
Forfeited	—	—
Unvested at December 31, 2018	7,191	$60.49

Restricted Stock Units
During the transition period ended December 31, 2018, we issued 8,383 time-based RSUs to management. These RSUs generally vest over a three year period. The fair value of the time-based RSUs granted to management during the transition period ended December 31, 2018 was $449,000. The total compensation cost related to non-vested time-based RSUs not yet recognized is $574,000, which we expect to recognize over a weighted average period of 1.7 years.
RSUs with market conditions were granted under the LTIP during the transition period ended December 31, 2018 with a fair market value, as determined using a Monte Carlo simulation, of $892,000. The unamortized value of awards and RSUs with market conditions as of December 31, 2018 and April 30, 2018, was approximately $1.1 million and $448,000, respectively.
The activity for the transition period ended December 31, 2018 and the three years ended April 30, 2018, related to our RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at April 30, 2017	—		—
Granted	6,994	$60.54	11,538	$70.90
Vested	(207)	50.30	—
Forfeited	—		—
Unvested at April 30, 2018	6,787	60.85	11,538	70.90
Granted	14,878	53.60	15,461	57.70
Vested	(2,943)	60.83	—	—
Forfeited	(462)	53.60	(1,680)	70.90
Unvested at December 31, 2018	18,260	$55.13	25,319	$62.84
NOTE 18 • SUBSEQUENT EVENTS
On February 26, 2019, we acquired SouthFork Townhomes, a 272-unit residential apartment community located in Lakeville, Minnesota, for a total sale price of $44.0 million, with $27.4 million paid in cash and $16.6 million paid through the issuance of convertible preferred units that have a 3.9% coupon and are convertible, at the holders' option, into common units at an exchange rate of $72.50 per common unit share. The convertible preferred units also have a put feature that allows the seller to put all or any of the convertible preferred units to IRET for a cash payment equal to the issue price.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2018
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Multifamily
71 France - Edina, MN	$55,554	$4,721	$61,762	$102	$4,721	$61,864	$66,585	$(7,861)	2016	30-37	years
Alps Park - Rapid City, SD	3,543	287	5,551	370	333	5,875	6,208	(1,084)	2013	30-37	years
Arbors - South Sioux City, NE	3,494	350	6,625	2,530	1,055	8,450	9,505	(3,328)	2006	30-37	years
Arcata - Golden Valley, MN	—	2,088	31,036	120	2,090	31,154	33,244	(5,281)	2015	30-37	years
Ashland - Grand Forks, ND	5,115	741	7,569	293	803	7,800	8,603	(1,704)	2012	30-37	years
Avalon Cove - Rochester, MN	—	1,616	34,074	437	1,726	34,401	36,127	(3,237)	2016	30-37	years
Boulder Court - Eagan, MN	—	1,067	5,498	3,253	1,561	8,257	9,818	(3,613)	2003	30-37	years
Brookfield Village - Topeka, KS	4,847	509	6,698	2,008	926	8,289	9,215	(3,418)	2003	30-37	years
Canyon Lake - Rapid City, SD	2,636	305	3,958	2,411	398	6,276	6,674	(2,794)	2001	30-37	years
Cardinal Point - Grand Forks, ND	—	1,600	33,400	52	1,615	33,437	35,052	(700)	2013	30-37	years
Cascade Shores - Rochester, MN	11,400	1,585	16,710	88	1,586	16,797	18,383	(1,636)	2016	30-37	years
Castlerock - Billings, MT	6,134	736	4,864	2,459	1,022	7,037	8,059	(3,879)	1998	30-37	years
Chateau - Minot, ND	—	301	20,058	940	326	20,973	21,299	(4,017)	2013	30-37	years
Cimarron Hills - Omaha, NE	4,406	706	9,588	4,891	1,588	13,597	15,185	(6,732)	2001	30-37	years
Colonial Villa - Burnsville, MN	—	2,401	11,515	9,418	2,946	20,388	23,334	(9,557)	2003	30-37	years
Colony - Lincoln, NE	12,251	1,515	15,730	1,656	1,771	17,130	18,901	(3,826)	2012	30-37	years
Commons and Landing at Southgate - Minot, ND	25,655	5,945	47,512	1,460	6,333	48,584	54,917	(8,764)	2015	30-37	years
Cottage West Twin Homes - Sioux Falls, SD	3,338	968	3,762	618	1,076	4,272	5,348	(943)	2011	30-37	years
Cottonwood - Bismarck, ND	—	1,056	17,372	5,583	1,625	22,386	24,011	(10,152)	1997	30-37	years
Country Meadows - Billings, MT	6,062	491	7,809	1,789	575	9,514	10,089	(5,134)	1995	30-37	years
Crestview - Bismarck, ND	3,511	235	4,290	2,301	607	6,219	6,826	(4,002)	1994	30-37	years
Crown Colony - Topeka, KS	7,499	620	9,956	3,949	1,207	13,318	14,525	(6,541)	1999	30-37	years
Crystal Bay - Rochester, MN	—	433	11,425	272	436	11,694	12,130	(1,078)	2016	30-37	years
Cypress Court - St. Cloud, MN	12,217	1,583	18,879	252	1,612	19,102	20,714	(3,508)	2012	30-37	years
Deer Ridge - Jamestown, ND	11,001	711	24,129	201	738	24,303	25,041	(3,534)	2013	30-37	years
Dylan - Denver, CO	—	12,155	77,215	572	12,155	77,787	89,942	(2,917)	2013	30-37	years
Evergreen - Isanti, MN	—	1,129	5,524	430	1,141	5,942	7,083	(1,528)	2008	30-37	years
Forest Park - Grand Forks, ND	7,011	810	5,579	8,447	1,473	13,363	14,836	(7,928)	1993	30-37	years
French Creek - Rochester, MN	—	201	4,735	217	207	4,946	5,153	(434)	2016	30-37	years
Gables Townhomes - Sioux Falls, SD	1,351	349	1,921	257	400	2,127	2,527	(458)	2011	30-37	years
Gardens - Grand Forks, ND	—	518	8,702	113	528	8,805	9,333	(1,017)	2015	30-37	years
Grand Gateway - St. Cloud, MN	—	814	7,086	1,888	961	8,827	9,788	(2,406)	2012	30-37	years
GrandeVille at Cascade Lake - Rochester, MN	36,000	5,003	50,363	1,651	5,065	51,952	57,017	(5,814)	2015	30-37	years
Greenfield - Omaha, NE	—	578	4,122	1,344	872	5,172	6,044	(1,799)	2007	30-37	years
Heritage Manor - Rochester, MN	3,248	403	6,968	3,317	682	10,006	10,688	(5,251)	1998	30-37	years
Homestead Garden - Rapid City, SD	—	655	14,139	665	718	14,741	15,459	(2,195)	2015	30-37	years
Indian Hills - Sioux City, IA	—	294	2,921	4,489	470	7,234	7,704	(2,361)	2007	30-37	years
Kirkwood Manor - Bismarck, ND	3,039	449	2,725	1,950	625	4,499	5,124	(2,498)	1997	30-37	years
Lakeside Village - Lincoln, NE	12,111	1,215	15,837	1,202	1,348	16,906	18,254	(3,659)	2012	30-37	years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2018
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Landmark - Grand Forks, ND	—	$184	$1,514	$1,215	$366	$2,547	$2,913	$(1,492)	1997	30-37	years
Legacy - Grand Forks, ND	$14,031	1,362	21,727	10,479	2,263	31,305	33,568	(15,220)	1995-2005	30-37	years
Legacy Heights - Bismarck, ND	—	1,207	13,742	419	1,307	14,061	15,368	(1,578)	2015	30-37	years
Mariposa - Topeka, KS	2,715	399	5,110	1,041	455	6,095	6,550	(2,228)	2004	30-37	years
Meadows - Jamestown, ND	—	590	4,519	1,955	710	6,354	7,064	(3,091)	1998	30-37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	28	1,734	30,164	31,898	(2,648)	2017	30-37	years
Monticello Village - Monticello, MN	—	490	3,756	1,108	638	4,716	5,354	(1,922)	2004	30-37	years
North Pointe - Bismarck, ND	3,175	303	3,957	1,359	384	5,235	5,619	(2,331)	1995-2011	30-37	years
Northridge - Bismarck, ND	—	884	7,515	191	974	7,616	8,590	(1,041)	2015	30-37	years
Oakmont Estates - Sioux Falls, SD	—	422	4,838	1,404	711	5,953	6,664	(2,664)	2002	30-37	years
Oakwood Estates - Sioux Falls, SD	—	543	2,784	4,828	868	7,287	8,155	(5,235)	1993	30-37	years
Olympic Village - Billings, MT	9,777	1,164	10,441	4,033	1,829	13,809	15,638	(6,978)	2000	30-37	years
Olympik Village - Rochester, MN	3,895	1,034	6,109	2,718	1,368	8,493	9,861	(3,336)	2005	30-37	years
Oxbo - St Paul, MN	—	5,809	51,586	167	5,879	51,683	57,562	(3,093)	2015	30-37	years
Oxbow Park - Sioux Falls, SD	—	404	3,152	3,738	993	6,301	7,294	(4,496)	1994	30-37	years
Park Meadows - Waite Park, MN	7,934	1,143	9,099	9,999	2,121	18,120	20,241	(9,812)	1997	30-37	years
Park Place - Plymouth, MN	—	10,609	80,781	3,471	10,623	84,238	94,861	(3,892)	1997	30-37	years
Pebble Springs - Bismarck, ND	—	7	748	236	65	926	991	(497)	1999	30-37	years
Pinehurst - Billings, MT	—	72	687	523	168	1,114	1,282	(493)	2002	30-37	years
Plaza - Minot, ND	—	867	12,784	3,046	998	15,699	16,697	(4,410)	2009	30-37	years
Pointe West - Rapid City, SD	2,393	240	3,538	2,095	431	5,442	5,873	(3,253)	1994	30-37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	446	413	4,992	5,405	(1,098)	2012	30-37	years
Prairie Winds - Sioux Falls, SD	1,292	144	1,816	739	309	2,390	2,699	(1,589)	1993	30-37	years
Quarry Ridge - Rochester, MN	25,277	2,254	30,024	2,092	2,406	31,964	34,370	(8,553)	2006	30-37	years
Red 20 - Minneapolis, MN	22,219	1,900	24,116	185	1,908	24,293	26,201	(4,221)	2015	30-37	years
Regency Park Estates - St. Cloud, MN	7,838	702	10,198	2,455	1,060	12,295	13,355	(3,121)	2011	30-37	years
Ridge Oaks - Sioux City, IA	3,131	178	4,073	3,007	318	6,940	7,258	(3,250)	2001	30-37	years
Rimrock West - Billings, MT	3,046	330	3,489	2,062	516	5,365	5,881	(2,647)	1999	30-37	years
River Ridge - Bismarck, ND	—	576	24,670	899	793	25,352	26,145	(5,598)	2008	30-37	years
Rocky Meadows - Billings, MT	4,722	656	5,726	1,617	815	7,184	7,999	(4,087)	1995	30-37	years
Rum River - Isanti, MN	3,235	843	4,823	463	864	5,265	6,129	(1,700)	2007	30-37	years
Sherwood - Topeka, KS	11,268	1,142	14,684	5,327	2,159	18,994	21,153	(9,478)	1999	30-37	years
Sierra Vista - Sioux Falls, SD	—	241	2,097	596	291	2,643	2,934	(662)	2011	30-37	years
Silver Springs - Rapid City, SD	2,088	215	3,007	724	257	3,689	3,946	(574)	2015	30-37	years
South Pointe - Minot, ND	7,871	550	9,548	5,638	1,373	14,363	15,736	(8,222)	1995	30-37	years
Southpoint - Grand Forks, ND	—	576	9,893	169	633	10,005	10,638	(1,548)	2013	30-37	years
Southwind - Grand Forks, ND	5,031	400	4,938	4,119	827	8,630	9,457	(4,988)	1995	30-37	years
Sunset Trail - Rochester, MN	7,476	336	12,814	3,283	720	15,713	16,433	(7,608)	1999	30-37	years
Thomasbrook - Lincoln, NE	5,496	600	10,306	5,329	1,646	14,589	16,235	(6,829)	1999	30-37	years
Valley Park - Grand Forks, ND	3,555	294	4,137	4,049	1,223	7,257	8,480	(4,072)	1999	30-37	years
Villa West - Topeka, KS	11,381	1,590	15,760	1,882	2,338	16,894	19,232	(3,787)	2012	30-37	years
Village Green - Rochester, MN	—	234	2,296	1,068	359	3,239	3,598	(1,394)	2003	30-37	years
Westend - Denver, CO	—	25,525	102,180	174	25,525	102,354	127,879	(2,848)	1995	30-37	years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2018
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
West Stonehill - Waite Park, MN	$7,720	$939	$10,167	$7,836	$1,914	$17,028	$18,942	$(9,874)	1995	30-37	years
Westwood Park - Bismarck, ND	1,814	116	1,909	2,063	293	3,795	4,088	(2,114)	1998	30-37	years
Whispering Ridge - Omaha, NE	20,561	2,139	25,424	1,693	2,438	26,818	29,256	(5,317)	2012	30-37	years
Winchester - Rochester, MN	—	748	5,622	2,554	1,044	7,880	8,924	(3,536)	2003	30-37	years
Woodridge - Rochester, MN	5,610	370	6,028	3,358	750	9,006	9,756	(5,068)	1997	30-37	years
Total Multifamily	$445,974	$130,603	$1,260,439	$191,875	$153,398	$1,429,519	$1,582,917	$(340,081)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Other - Mixed Use
71 France - Edina, MN	—	$—	$5,879	$775	$—	$6,654	$6,654	$(585)	2016	30-37	years
Oxbo - St Paul, MN	—	—	3,472	54	—	3,526	3,526	(194)	2015	30-37	years
Plaza - Minot, ND	—	389	5,444	3,764	598	8,999	9,597	(3,494)	2009	30-37	years
Red 20 - Minneapolis, MN	—	—	2,525	419	—	2,944	2,944	(401)	2015	30-37	years
Total Other - Mixed Use	—	$389	$17,320	$5,012	$598	$22,123	$22,721	$(4,674)

Other - Commercial
Dakota West Plaza - Minot , ND	—	92	493	39	106	518	624	(185)	2006	30-37	years
Minot 1400 31st Ave - Minot, ND	—	1,026	6,143	4,437	1,038	10,568	11,606	(5,485)	2010	30-37	years
Minot IPS - Minot, ND	—	416	5,952	—	416	5,952	6,368	(3,399)	2012	30-37	years
Woodbury 1865 Woodlane - Woodbury, MN	—	1,108	2,292	—	1,108	2,292	3,400	(47)	2007	30-37	years
Total Other - Commercial	—	$2,642	$14,880	$4,476	$2,668	$19,330	$21,998	$(9,116)

Subtotal	$445,974	$133,634	$1,292,639	$201,363	$156,664	$1,470,972	$1,627,636	$(353,871)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2018
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at
		Initial Cost to Company			close of period
				Costs capitalized					Date of
			Buildings &	subsequent to		Buildings &		Accumulated	Construction
Description	Encumbrances (1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition
Unimproved Land
Creekside Crossing - Bismarck, ND	—	$2,357	—	$692	$3,049	—	$3,049	—	2015
Minot 1525 24th Ave SW - Minot, ND	—	506	—	—	506	—	506	—	2015
Rapid City - Rapid City, SD	—	1,376	—	—	1,376	—	1,376	—	2014
Weston - Weston, WI	—	370	—	—	370	—	370	—	2006
Total Unimproved Land	—	$4,609	—	$692	$5,301	—	$5,301	—

Total	$445,974	$138,243	$1,292,639	$202,055	$161,965	$1,470,972	$1,632,937	$(353,871)

(1)	Amounts in this column are the mortgages payable balance as of December 31, 2018. These amounts do not include amounts owing under the Company's multi-bank line of credit or term loans.

Reconciliations of the carrying value of total property owned for the transition period ended December 31, 2018 and the three years ended April 30, 2018, 2017, and 2016 are as follows:

	(in thousands)
	Transition Period Ended	Year Ended April 30,
	December 31, 2018	2018	2017	2016
Balance at beginning of year	$1,669,764	$1,358,529	$1,369,893	$1,090,362
Additions during year
Multifamily and Other	—	369,332	61,565	285,080
Improvements and Other	11,620	15,065	34,761	31,007
	1,681,384	1,742,926	1,466,219	1,406,449
Deductions during year
Cost of real estate sold	(53,653)	(46,001)	(21,601)	(1,305)
Impairment charge	—	(15,192)	(51,401)	—
Write down of asset and accumulated depreciation on impaired assets	—	(8,597)	(7,144)	—
Properties classified as held for sale during the year	—	—	(24,156)	(26,373)
Other (1)	(95)	(3,372)	(3,388)	(8,878)
Balance at close of year	$1,627,636	$1,669,764	$1,358,529	$1,369,893

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2018

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of accumulated depreciation/amortization for the transition period ended December 31, 2018 and the three years ended April 30, 2018, 2017, and 2016, are as follows:

	(in thousands)
	Transition Period Ended	Year Ended April 30,
	December 31, 2018	2018	2017	2016
Balance at beginning of year	$311,324	$255,599	$237,859	$212,826
Additions during year
Provisions for depreciation	49,208	78,785	42,960	37,846
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(6,609)	(11,033)	(14,687)	(9,957)
Write down of asset and accumulated depreciation on impaired assets	—	(8,597)	(7,144)	—
Other (1)	(52)	(3,430)	(3,389)	(2,856)
Balance at close of year	$353,871	$311,324	$255,599	$237,859

Reconciliations of development in progress for the transition period ended December 31, 2018 and the three years ended April 30, 2018, 2017, and 2016, are as follows:

	(in thousands)
	Transition Period Ended	Year Ended April 30,
	December 31, 2018	2018	2017	2016
Balance at beginning of year	—	—	$51,681	$153,994
Additions during year
Unimproved land moved to development in progress	—	—	—	1,734
Improvements and other	—	—	7,762	48,109
Deductions during year
Development placed in service (2)	—	—	(59,443)	(152,156)
Balance at close of year	—	—	—	$51,681

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2018

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of unimproved land for the transition period ended December 31, 2018 and the three years ended April 30, 2018, 2017, and 2016 are as follows:

	(in thousands)
	Transition Period Ended	Year Ended April 30,
	December 31, 2018	2018	2017	2016
Balance at beginning of year	$11,476	$18,455	$20,939	$25,827
Additions during year
Improvements and other	—	—	1,024	205
Deductions during year
Cost of real estate sold	(4,954)	(1,000)	—	(442)
Impairment charge	(1,221)	(2,617)	(3,508)	(1,285)
Properties classified as held for sale during the year	—	(3,288)	—	(1,632)
Unimproved land moved to development in progress	—	—	—	(1,734)
Other (1)	—	(74)	—	—
Balance at close of year	5,301	11,476	18,455	20,939

Total real estate investments, excluding mortgage notes receivable (3)	$1,279,066	$1,369,916	$1,121,385	$1,204,654

(1)	Consists of miscellaneous disposed assets.

(2)	Includes development projects that are placed in service in phases.

(3)
The net basis, including held for sale properties, for Federal Income Tax purposes was $1.2 billion, $1.5 billion, $1.4 billion and $1.6 billion at December 31, 2018, April 30, 2018, 2017 and 2016, respectively.