Form 10-Q
period 2019-03-31
INVESTORS REAL ESTATE TRUST
filed 2019-05-08
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, no par value	IRET	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares	IRET-C	New York Stock Exchange
The number of common shares of beneficial interest outstanding as of April 29, 2019, was 11,754,251.

PART I
Item 1. Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	March 31, 2019	December 31, 2018
ASSETS
Real estate investments
Property owned	$1,673,158	$1,627,636
Less accumulated depreciation	(371,672)	(353,871)
	1,301,486	1,273,765
Unimproved land	2,252	5,301
Mortgage loans receivable	10,260	10,410
Total real estate investments	1,313,998	1,289,476
Cash and cash equivalents	23,329	13,792
Restricted cash	4,819	5,464
Other assets	29,166	27,265
TOTAL ASSETS	$1,371,312	$1,335,997
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$40,697	$40,892
Revolving lines of credit	118,677	57,500
Term loans, net of unamortized loan costs of $964 and $1,009, respectively	144,036	143,991
Mortgages payable, net of unamortized loan costs of $1,637 and $1,777, respectively	430,950	444,197
TOTAL LIABILITIES	$734,360	$686,580
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	—	5,968
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2019 and no units issued and outstanding at December 31, 2018, aggregate liquidation preference of $16,560)	16,560	—
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 4,118 shares issued and outstanding at March 31, 2019 and December 31, 2018, aggregate liquidation preference of $102,971)	99,456	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 11,768 shares issued and outstanding at March 31, 2019 and 11,942 shares issued and outstanding at December 31, 2018)	895,381	899,234
Accumulated distributions in excess of net income	(443,661)	(429,048)
Accumulated other comprehensive income	(3,139)	(856)
Total shareholders’ equity	$548,037	$568,786
Noncontrolling interests – Operating Partnership (1,365 units at March 31, 2019 and 1,368 units at December 31, 2018)	66,060	67,916
Noncontrolling interests – consolidated real estate entities	6,295	6,747
Total equity	$620,392	$643,449
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,371,312	$1,335,997
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
REVENUE	$45,608	$43,035
EXPENSES
Property operating expenses, excluding real estate taxes	14,804	14,246
Real estate taxes	5,232	5,021
Property management expense	1,554	1,377
Casualty loss	641	50
Depreciation and amortization	18,111	20,516
General and administrative expenses	3,806	3,619
TOTAL EXPENSES	$44,148	$44,829
Operating income (loss)	1,460	(1,794)
Interest expense	(7,896)	(8,296)
Loss on extinguishment of debt	(2)	(121)
Interest income	407	673
Other income	17	16
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	(6,014)	(9,522)
Gain (loss) on sale of real estate and other investments	54	2,304
Income (loss) from continuing operations	(5,960)	(7,218)
Income (loss) from discontinued operations	—	13,882
NET INCOME (LOSS)	$(5,960)	$6,664
Dividends to preferred unitholders	(57)	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	743	(580)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	576	520
Net income (loss) attributable to controlling interests	(4,698)	6,604
Dividends to preferred shareholders	(1,705)	(1,705)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,403)	$4,899
Earnings (loss) per common share from continuing operations – basic and diluted	$(0.54)	$(0.63)
Earnings (loss) per common share from discontinued operations – basic and diluted	—	1.04
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.54)	$0.41
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(5,960)	$6,664
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(2,282)	1,720
(Gain) loss on derivative instrument reclassified into earnings	(1)	102
Total comprehensive income (loss)	$(8,243)	$8,486
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	980	(772)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	576	520
Comprehensive income (loss) attributable to controlling interests	$(6,687)	$8,234

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2017	$99,456	12,004	$902,305	$(374,365)	$(539)	$87,186	$714,043
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				6,604		281	6,885
Change in fair value of derivatives					1,822		1,822
Distributions - common shares and units ($0.70 per share and unit)				(8,405)		(990)	(9,395)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Shares issued and share-based compensation		2	441				441
Redemption of units for common shares		2	34			(34)	—
Redemption of units for cash						(2,237)	(2,237)
Shares repurchased		(29)	(1,442)				(1,442)
Other			(26)			81	55
Balance March 31, 2018	$99,456	11,979	$901,312	$(377,871)	1,283	$84,287	$708,467

Balance December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(4,698)		(1,145)	(5,843)
Change in fair value of derivatives					(2,283)		(2,283)
Distributions – common shares and units ($0.70 per share and unit)				(8,210)		(957)	(9,167)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Shares issued and share-based compensation			436				436
Redemption of units for cash						(156)	(156)
Shares repurchased		(174)	(8,815)				(8,815)
Acquisition of redeemable noncontrolling interests			4,549				4,549
Other			(23)			(50)	(73)
Balance March 31, 2019	$99,456	11,768	$895,381	$(443,661)	$(3,139)	$72,355	$620,392
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,960)	$6,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	18,413	20,859
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(54)	(16,036)
Share-based compensation expense	416	425
Other, net	374	835
Changes in other assets and liabilities:
Other assets	(1,542)	(5,026)
Accounts payable and accrued expenses	(5,355)	(3,972)
Net cash provided by operating activities	$6,292	$3,749
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable	—	(4,493)
Proceeds from sale of real estate and other investments	2,912	34,732
Payments for acquisitions of real estate assets	(27,741)	(128,934)
Payments for improvements of real estate assets	(801)	(2,504)
Other investing activities	109	24
Net cash provided by (used by) investing activities	$(25,521)	$(101,175)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(13,503)	(42,804)
Proceeds from revolving lines of credit	79,677	72,000
Principal payments on revolving lines of credit	(18,500)	(153,000)
Principal payments on construction debt	—	(21,689)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(1,239)	—
Repurchase of common shares	(8,815)	(1,442)
Repurchase of partnership units	(156)	(2,237)
Distributions paid to common shareholders	(8,336)	(8,405)
Distributions paid to preferred shareholders	—	(1,705)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(957)	(990)
Distributions paid to noncontrolling interests – consolidated real estate entities	(50)	(53)
Net cash provided by (used by) financing activities	$28,121	$(160,325)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	8,892	(257,751)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	19,256	286,226
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$28,148	$28,475

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,167	$(222)
Distributions declared but not paid	1,705	—
Property acquired through issuance of Series D preferred units	16,560	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,350	$8,114
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended March 31, 2019 and 2018
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2019, we owned interests in 88 apartment communities consisting of 13,975 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, A North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying condensed consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end from April 30 to December 31, beginning on January 1, 2019. We filed a transition report on Form 10-KT for the transition period ended December 31, 2018, in accordance with SEC rules and regulations. Beginning on January 1, 2019, all fiscal years will be from January 1 to December 31.
On December 14, 2018, the Board approved a reverse stock split of our outstanding common shares, no par value per share, and limited partnership units ("Units") at a ratio of 1-for-10. The reverse stock split was effective as of the close of trading on December 27, 2018, with trade commencing on a split-adjusted basis on December 28, 2018. We have adjusted all shares and Units and per share and Unit data for all periods presented.
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
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
Our interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of our financial position, results of operations, and cash flows for the interim periods, have been included.
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Transition Report on Form 10-KT for the transition period ended December 31, 2018, as filed with the SEC on February 27, 2019.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of recent accounting standards updates (“ASUs”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02, Leases; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases: Targeted Improvements; ASU 2018-20, Leases (Topic 842) - Narrow-Scope Improvements for Leases	These ASUs amend existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting.
These ASUs are effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We adopted these standards using the modified retrospective approach effective January 1, 2019.

Our residential leases, where we are the lessor, will continue to be accounted for as operating leases under the new standards. As a result of adopting these standards, there were no significant changes in the accounting for lease revenue. For leases where we are the lessee, we recognized a right of use asset and lease liability of $889,000 and $1.0 million, respectively, on our consolidated balance sheets. There are also additional disclosures required under the new standard. Refer to the Leases section below for more information regarding the impact of adopting the standards on our condensed consolidated financial statements.

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
	This ASU reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns various requirements for capitalizing implementation costs.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our condensed consolidated financial statements.
ASU 2019-01, Leases (Topic 842) - Codification Improvements	This ASU provides clarification on various lease related issues and provides for reduced transition disclosure requirements.
This ASU has two effective dates. The various lease issues are effective for annual reporting periods beginning after December 15, 2019. The transition disclosures are effective with the ASU 2016-02, Leases. We adopted this standard using the modified retrospective approach effective January 1, 2019.
The adoption of the standard did not have a material impact on our condensed consolidated financial statements. Refer to the Leases section below for transition disclosures.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

	(in thousands)
Balance sheet description	March 31, 2019	March 31, 2018
Cash and cash equivalents	$23,329	$24,422
Restricted cash	4,819	4,053
Total cash, cash equivalents and restricted cash	$28,148	$28,475

As of March 31, 2019, restricted cash consisted of $4.8 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
Effective January 1, 2019, we adopted ASUs 2016-02, 2018-10, 2018-11, 2018-20, and 2019-01 related to leases using the modified retrospective approach. We elected to adopt the package of practical expedients permitted under the transition guidance, which permits us not to reassess prior conclusions about lease identification, classification, and initial direct costs under the new standard, and the practical expedient related to land easements, which allows us to not evaluate existing or expired land easements that were not previously accounted for under ASC 840. We made an accounting policy election to exclude leases in which we are a lessee with a term of 12 months or less from the balance sheet.
As a lessor, we primarily lease multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Some of our apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms.
Many of our leases contain non-lease components for utility reimbursement from our residents and common area maintenance from our commercial tenants. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842. The following table shows the lease income recognized during the three months ended March 31, 2019 and 2018.

	(in thousands)
	March 31, 2019	March 31, 2018
Lease income - operating leases	$44,826	$40,225
Non-lease components	—	1,211
Total lease income - included in Revenue	$44,826	$41,436
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of March 31, 2019, was as follows:

Year	(in thousands)
2019 (remainder)	$2,751
2020	3,349
2021	3,356
2022	3,344
2023	3,108
Thereafter	7,967
Total scheduled lease income - operating leases	$23,875
REVENUES
We adopted ASU 2014-09, Revenue from Contracts with Customers, as of May 1, 2018, using the modified retrospective approach. We elected to apply the new standard to contracts that were not complete as of May 1, 2018. We also elected to omit disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Under the new standard, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration the company expects to be entitled for those goods and services.
We primarily lease multifamily apartments under operating leases generally with terms of one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.3% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 1.7% of our total revenue and are primarily driven by other fee income, which is typically recognized at a point in time.
Revenue streams that are included in ASU 2014-09 include:

•
Other property revenues: We recognize revenue for rental related income not included as a component of a lease, such as application fees, as earned, and have concluded that this is appropriate under the new standard.

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

The following table presents the disaggregation of revenue streams for the three months ended March 31, 2019:

		(in thousands, except percentages)
		Three Months Ended March 31, 2019
Revenue Stream	Applicable Standard	Amount of Revenue	Percent of Revenue
Rental revenue	Leases	$44,826	98.3%
Other property revenue	Revenue from contracts with customers	782	1.7%
Total Revenue		$45,608	100.0%

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
During the three months ended March 31, 2019 and 2018, we recorded no impairment charges.
MORTGAGE RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of March 31, 2019, the balance of the note was $10.3 million, with 12 communities remaining in the pool of assets used to secure the mortgage. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the three months ended March 31, 2019 and 2018, we received and recognized approximately $143,000 and $151,000 of interest income, respectively.
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
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“common shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) under our 2015 Incentive Plan and Series D Convertible Preferred Units ("Series D preferred units"), which could have a dilutive effect on our earnings per share upon exercise of the RSUs or upon conversion of the Series D preferred units (refer to Note 4 for further discussion of the preferred units). Other than the issuance of RSUs and Series D preferred units, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”).  Upon the exercise of Exchange Rights, and in our sole discretion, we may issue common shares in exchange for Units on a one-for-one basis.
For the three months ended March 31, 2019 and 2018, respectively, 38,000 and 10,000 performance-based restricted stock awards and RSUs were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common stock for the periods presented and, therefore, were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018:

	(in thousands, except per share data)
	Three Months Ended March 31,
	2019	2018
NUMERATOR
Income (loss) from continuing operations – controlling interests	$(4,698)	$(5,813)
Income (loss) from discontinued operations – controlling interests	—	12,417
Net income (loss) attributable to controlling interests	(4,698)	6,604
Dividends to preferred shareholders	(1,705)	(1,705)
Numerator for basic earnings (loss) per share – net income available to common shareholders	(6,403)	4,899
Noncontrolling interests – Operating Partnership	(743)	580
Numerator for diluted earnings (loss) per share	$(7,146)	$5,479
DENOMINATOR
Denominator for basic earnings per share weighted average shares	11,763	11,972
Effect of redeemable operating partnership units	1,367	1,424
Denominator for diluted earnings per share	13,130	13,396
Earnings (loss) per common share from continuing operations – basic and diluted	$(0.54)	$(0.63)
Earnings (loss) per common share from discontinued operations – basic and diluted	—	1.04
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$(0.54)	$0.41
NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 1.4 million outstanding Units at March 31, 2019 and December 31, 2018.
Common Shares and Equity Awards. Common shares outstanding on March 31, 2019 and December 31, 2018, totaled 11.8 million and 11.9 million, respectively. There were 207 shares issued upon the vesting of equity awards under our 2015 Incentive Plan during the three months ended March 31, 2019, with a total grant-date fair value of $10,000. During the three months ended March 31, 2018, we issued 1,084 shares, with a total grant-date fair value of $62,000 under our 2015 Incentive Plan. These shares vest based on performance and service criteria.
Exchange Rights. Pursuant to the exercise of Exchange Rights, we redeemed Units during the three months ended March 31, 2019 and 2018 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three months ended March 31,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2019	3	$156	$58.95
2018	40	$2,237	$56.60

(1)	The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.

We also redeemed Units in exchange for common shares in connection with Unitholders exercising their Exchange Rights during the three months ended March 31, 2019 and 2018 as detailed in the table below.

	(in thousands)
Three months ended March 31,	Number of Units	Total Book Value
2019	—	—
2018	3	$34
Share Repurchase Program. On December 14, 2018, our Board of Trustees reauthorized our $50 million share repurchase program for an additional one-year period. Under this program, we may repurchase common shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time. As of March 31, 2019, $24.6 million remained available under our $50 million authorized share repurchase program. Common shares repurchased during the three months ended March 31, 2019 and 2018 are detailed in the table below.

	(in thousands, except per share amounts)
Three months ended March 31,	Number of Shares	Aggregate Cost(1)	Average Price Per Share
2019	174	$8,804	$50.54
2018	29	$1,442	$49.79

(1)	Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 4.1 million shares at March 31, 2019 and December 31, 2018. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($103.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). During the three months ended March 31, 2019 we issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit.  The holders of the Series D preferred units do not have any voting rights.
Redeemable Noncontrolling Interests (Mezzanine Equity). Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. During the three months ended March 31, 2019, we acquired the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate for $1.2 million . Below is a table reflecting the activity of the redeemable noncontrolling interests for the three months ended March 31, 2019.

(in thousands)
Balance at December 31, 2018	$5,968
Net income	(174)
Acquisition of redeemable noncontrolling interests	(5,794)
Balance at March 31, 2019	$—

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
Our executive management team comprises our chief operating decision-makers. This team measures the performance of our reportable segment based on net operating income (“NOI”), which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three-month periods ended March 31, 2019 and 2018, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended March 31, 2019	Multifamily	All Other	Total
Revenue	$44,814	$794	$45,608
Property operating expenses, including real estate taxes	19,688	348	20,036
Net operating income	$25,126	$446	$25,572
Property management			(1,554)
Casualty gain (loss)			(641)
Depreciation and amortization			(18,111)
General and administrative expenses			(3,806)
Interest expense			(7,896)
Loss on debt extinguishment			(2)
Interest and other income			424
Income (loss) before gain (loss) on sale of real estate and other investments			(6,014)
Gain (loss) on sale of real estate and other investments			54
Net income (loss)			$(5,960)

	(in thousands)
Three Months Ended March 31, 2018	Multifamily	All Other	Total
Revenue	$40,054	$2,981	$43,035
Property operating expenses, including real estate taxes	18,128	1,139	19,267
Net operating income	$21,926	$1,842	$23,768
Property management			(1,377)
Casualty gain (loss)			(50)
Depreciation and amortization			(20,516)
General and administrative expenses			(3,619)
Interest expense			(8,296)
Loss on debt extinguishment			(121)
Interest and other income			689
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations			(9,522)
Gain (loss) on sale of real estate and other investments			2,304
Income (loss) from continuing operations			(7,218)
Income (loss) from discontinued operations			13,882
Net income (loss)			$6,664
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2019, and December 31, 2018, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of March 31, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,628,195	$44,963	$1,673,158
Less accumulated depreciation	(357,420)	(14,252)	(371,672)
Total property owned	$1,270,775	$30,711	$1,301,486
Cash and cash equivalents			23,329
Restricted cash			4,819
Other assets			29,166
Unimproved land			2,252
Mortgage loans receivable			10,260
Total Assets			$1,371,312

	(in thousands)
As of December 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,582,917	$44,719	$1,627,636
Less accumulated depreciation	(340,081)	(13,790)	(353,871)
Total property owned	$1,242,836	$30,929	$1,273,765
Cash and cash equivalents			13,792
Restricted cash			5,464
Other assets			27,265
Unimproved land			5,301
Mortgage loans receivable			10,410
Total Assets			$1,335,997
NOTE 6 • COMMITMENTS AND CONTINGENCIES
Litigation.  In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact on us.

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
Restrictions on Taxable Dispositions.  Twenty-five of our properties, consisting of 4,372 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders' best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code (the "Code"). Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
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
We classified no new dispositions or properties held for sale as discontinued operations during the three months ended March 31, 2019 and 2018.
The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three months ended March 31, 2019 and 2018, respectively:

	(in thousands)
	Three Months Ended March 31,
	2019	2018
REVENUE	—	$196
EXPENSES
Property operating expenses, excluding real estate taxes	—	7
Real estate taxes	—	35
Depreciation and amortization	—	2
General and administrative	—	5
TOTAL EXPENSES	—	$49
Operating income (loss)	—	147
Interest expense	—	(1)
Other income	—	4
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	—	150
Gain (loss) on sale of discontinued operations	—	13,732
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	$13,882
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We added $44.0 million of new real estate to our portfolio during the three months ended March 31, 2019, compared to $128.7 million in the three months ended March 31, 2018. Our acquisitions during the three months ended March 31, 2019 and 2018 are detailed below.

Three Months Ended March 31, 2019

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Units(1)	Land	Building	Intangible Assets
272 homes - SouthFork Townhomes- Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548

Total Acquisitions		$44,000	$27,440	$16,560	$3,502	$39,950	$548

(1)	Value of Series D preferred units at the acquisition date.
Three Months Ended March 31, 2018

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Investment Allocation
Acquisitions			Land	Building	Intangible Assets
390 homes - Westend - Denver, CO	March 28, 2018	$128,700	$25,525	$102,101	$1,074

Total Acquisitions		$128,700	$25,525	$102,101	$1,074

(1)	Acquisition cost was paid in cash.
DISPOSITIONS
During the three months ended March 31, 2019, we sold one parcel of land for a sale price of $3.0 million. During the three months ended March 31, 2018, we sold three commercial properties for an aggregate sale price of $36.0 million. The following tables detail our dispositions for the three months ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sale Cost	Gain/(Loss)
Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	$3,049	$3,205	$(156)

Total Dispositions		$3,049	$3,205	$(156)

Three Months Ended March 31, 2018

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Other
43,404 sq ft Garden View - St. Paul, MN	January 19, 2018	$14,000	$6,191	$7,809
52,116 sq ft Ritchie Medical - St. Paul, MN	January 19, 2018	16,500	10,419	6,081
22,187 sq ft Bismarck 715 East Broadway - Bismarck, ND	March 7, 2018	5,500	3,215	2,285

Total Dispositions		$36,000	$19,825	$16,175
NOTE 9 • DEBT
As of March 31, 2019, we owned 88 apartment communities, of which 48 served as collateral for mortgage loans. The majority of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of March 31, 2019, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.

As of March 31, 2019, we owned 40 apartment communities that were not encumbered by mortgages, with 30 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). As of March 31, 2019, the UAP provided for a borrowing capacity of $204.4 million, with additional borrowing availability of $85.7 million beyond the $118.7 million drawn, including the balance on our operating line of credit (discussed below). This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
We have unsecured term loans of $70.0 million and $75.0 million, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our line of credit and term loans are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of March 31, 2019.
We also have a $6.0 million operating line of credit. This operating line of credit is designated to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of March 31, 2019, we had $4.5 million outstanding on this operating line compared to no outstanding balance as of December 31, 2018.
The following table summarizes our indebtedness at March 31, 2019:

	(in thousands)
	March 31, 2019	December 31, 2018	Weighted Average Maturity in Years at March 31, 2019
Unsecured lines of credit(1)	$103,677	$57,500	3.3
Term loans	145,000	145,000	5.6
Unsecured debt	248,677	202,500
Secured line of credit(1)	15,000	—	3.4
Mortgages payable - fixed	432,587	445,974	4.2
Total debt	$696,264	$648,474	4.3
Weighted average interest rate on primary line of credit	3.90%	3.72%
Weighted average interest rate on operating line of credit	4.40%	—
Weighted average interest rate on term loans (rate with swap)	3.99%	4.01%
Weighted average interest rate on mortgages payable	4.54%	4.58%

(1)
Our revolving line of credit consists primarily of unsecured borrowings. A portion of the line was secured in connection with our acquisition of SouthFork Townhomes, under an agreement that allowed us to offer the seller tax protection upon purchase.

The aggregate amount of required future principal payments on mortgages payable and term loans as of March 31, 2019, was as follows:

(in thousands)
2019 (remainder)	$25,926
2020	76,873
2021	104,547
2022	40,917
2023	48,546
Thereafter	280,778
Total payments	$577,587
NOTE 10 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable interest rate on our term loans. The interest rate swap contracts qualify as cash flow hedges.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the ineffective portion of a hedging instrument is not required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loans. During the next twelve months, we estimate an additional $164,000 will be reclassified as an increase to interest expense.
At March 31, 2019, we had two interest rate swap contracts in effect with a notional amount of $145.0 million and one additional interest rate swap that becomes effective on January 31, 2023 with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

		(in thousands)			(in thousands)
		March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Other Assets	$26	$818	Accounts Payable and Accrued Expenses	$3,165	$1,675
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2019 and 2018.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended March 31,	2019	2018		2019	2018
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(2,282)	$1,720	Interest expense	$1	$(102)
NOTE 11 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
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

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2019. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2018, consisted of real estate investments that were written-down to estimated fair value during the transition period ended December 31, 2018. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

	(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2018
Real estate investments valued at fair value	$3,049	—	—	$3,049
As of December 31, 2018, we estimated the fair value of our real estate investments using a market offer to purchase.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable and mortgage and notes receivable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of March 31, 2019, and December 31, 2018, respectively, are as follows:

	(in thousands)
	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$23,329	$23,329	$13,792	$13,792
Mortgage and note receivable	$26,659	$26,659	$26,809	$26,809
FINANCIAL LIABILITIES
Revolving lines of credit	$118,677	$118,677	$57,500	$57,500
Term loans(1)	$145,000	$145,000	$145,000	$145,000
Mortgages payable	$432,587	$433,844	$445,974	$444,241

(1)	Excluding the effect of interest rate swap agreements.

NOTE 12 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted and restricted common shares, and restricted stock units ("RSUs") up to an aggregate of 425,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
2019 LTIP Awards
Awards granted to officers on March 8, 2019, consist of time-based RSU awards for 6,391 shares and performance-based RSU awards based on relative total shareholder return (“TSR”), for 12,781 shares. All of these awards are classified as equity awards. The time-based RSU awards vest as to one-third of the shares on each of March 8, 2020, March 8, 2021, and March 8, 2022.
The performance-based RSU awards are earned based on our TSR as compared to the MSCI U.S. REIT Index over a forward-looking three-year period. The maximum number of RSUs eligible to be earned under this performance-based award is 25,562 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the performance RSU awards were an expected volatility of 25.5%, a risk-free interest rate of 2.43%, and an expected life of 2.82 years. The share price at the grant date, March 8, 2019, was $58.06 per share.
Total Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $416,000 and $404,000 for the three months ended March 31, 2019 and 2018, respectively.
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the transition period ended December 31, 2018, which are included in our Form 10-KT filed with the SEC on February 27, 2019, and the risk factors in Item 1A., “Risk Factors,” of our Form 10-KT for the transition period ended December 31, 2018.
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

•	reliance on a single asset class (multifamily) and certain geographic areas (Midwest and West regions) of the U.S.;

•	inability to succeed in any new markets we enter;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell our non-core properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	inability to raise additional equity capital;

•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	changes in operating costs, including real estate taxes, utilities, and insurance costs;

•	the availability and cost of casualty insurance for losses;

•
inability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;

•	inability to attract and retain qualified personnel;

•	cyber liability or potential liability for breaches of our privacy or information security systems;

•	inability to address catastrophic weather, natural events, and climate change;

•	inability to comply with environmental laws and regulations; and

•	other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.
New factors may also arise from time to time that could have a material adverse effect on our business and results of operations.  Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed.  Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Transition Report on Form 10-KT for the transition period ended December 31, 2018.
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities.  We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents.  As of March 31, 2019, we owned interests in 88 apartment communities consisting of 13,975 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.7 billion at March 31, 2019, compared to $1.6 billion at December 31, 2018.
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

Overview of the Three Months Ended March 31, 2019
For the three months ended March 31, 2019, revenues increased by $2.6 million to $45.6 million, compared to $43.0 million for the three months ended March 31, 2018.  Expenses decreased by $681,000 to $44.1 million for the three months ended March 31, 2019, compared to $44.8 million for the three months ended March 31, 2018. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In keeping with our focus on target markets with strong fundamentals and our execution of strategic priorities, we completed the following transactions during the first quarter of 2019:

•
We acquired SouthFork Townhomes, a 272-home apartment community located in Lakeville, Minnesota, for a total purchase price of $44.0 million, with $27.4 million paid in cash and $16.6 million paid through the issuance of Series D preferred units that have a 3.862% coupon and are convertible, at the holders' option, into Units at an exchange rate of $72.50 per Unit. The Series D preferred units also have a put feature that allows the holders to put all or any of the Series D preferred units to IRET for a cash payment equal to the issue price.

•	We acquired the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate, located in Minot, North Dakota, for $1.2 million.

•	We sold one parcel of land in Bismarck, North Dakota, for a total sale price of $3.0 million.

•	We repurchased approximately 174,000 common shares for an aggregate purchase price of $8.8 million, including commissions.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the three-month periods ended March 31, 2019 and 2018.

Results of Operations
Consolidated Results of Operations for the Three Months Ended March 31, 2019 and 2018
The discussion that follows is based on our consolidated results of operations for the three months ended March 31, 2019 and 2018.

	(in thousands, except percentages)
	Three Months Ended
	March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue
Same-store	$39,612	$38,048	$1,564	4.1%
Non-same-store	5,202	2,006	3,196	159.3%
Other properties and dispositions	794	2,981	(2,187)	(73.4)%
Total	45,608	43,035	2,573	6.0%

Property operating expenses, including real estate taxes
Same-store	17,806	17,191	615	3.6%
Non-same-store	1,882	937	945	100.9%
Other properties and dispositions	348	1,139	(791)	(69.4)%
Total	20,036	19,267	769	4.0%

Net operating income
Same-store	21,806	20,857	949	4.6%
Non-same-store	3,320	1,069	2,251	210.6%
Other properties and dispositions	446	1,842	(1,396)	(75.8)%
Total	$25,572	$23,768	$1,804	7.6%
Property management expenses	(1,554)	(1,377)	177	12.9%
Casualty gain (loss)	(641)	(50)	591	1,182.0%
Depreciation and amortization	(18,111)	(20,516)	(2,405)	(11.7)%
General and administrative expenses	(3,806)	(3,619)	187	5.2%
Interest expense	(7,896)	(8,296)	(400)	(4.8)%
Loss on extinguishment of debt	(2)	(121)	(119)	(98.3)%
Interest income	407	673	(266)	(39.5)%
Other income	17	16	1	6.3%
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations	(6,014)	(9,522)	3,508	36.8%
Gain (loss) on sale of real estate and other investments	54	2,304	(2,250)	(97.7)%
Income (loss) from continuing operations	(5,960)	(7,218)	1,258	(17.4)%
Income (loss) from discontinued operations	—	13,882	(13,882)	(100.0)%
NET INCOME (LOSS)	$(5,960)	$6,664	$(12,624)	(189.4)%
Dividends to preferred unitholders	(57)	—	57	n/a
Net (income) loss attributable to noncontrolling interests – Operating Partnership	743	(580)	1,323	(228.1)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	576	520	56	10.8%
Net income (loss) attributable to controlling interests	(4,698)	6,604	(11,302)	(171.1)%
Dividends to preferred shareholders	(1,705)	(1,705)	—	—%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,403)	$4,899	$(11,302)	(230.7)%

Weighted Average Occupancy(1)	March 31, 2019	March 31, 2018
Same-store	95.6%	94.2%
Non-same-store	94.9%	75.5%
Total	95.5%	93.0%

(1)
Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant homes valued at estimated market rents. When calculating actual rents for occupied homes and market rents for vacant homes, delinquencies and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. We believe that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy and our calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.

Number of Apartment Homes	March 31, 2019	March 31, 2018
Same-store	12,848	12,844
Non-same-store	1,127	855
Total	13,975	13,699
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons for existing apartment communities and their contribution to net income. Management believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our communities are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing net operating income ("NOI"), renewing the leases on existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are due to the addition of those properties to or from our real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of our real estate portfolio.
For the comparison of the three months ended March 31, 2019 and 2018, one community (Park Place) moved into the same-store pool and four apartment communities were non-same-store. Sold communities are included in "Other," which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenues.  Revenue increased by 6.0% to $45.6 million for the three months ended March 31, 2019 compared to $43.0 million in the three months ended March 31, 2018. Four non-same-store communities contributed $3.2 million to the increase, offset by a $2.2 million decrease from dispositions and other properties. Revenue from same-store communities increased 4.1% or $1.6 million in the three months ended March 31, 2019, compared to the same period in the prior year. The increase was attributable to 2.7% growth in average rental revenue, including approximately $291,000 due to an adjustment in our estimation of bad debt allowance in the prior year comparable period, and 1.4% growth in occupancy as weighted average occupancy increased to 95.6% from 94.2% for the three months ended March 31, 2019 and 2018, respectively.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 4.0% to $20.0 million in the three months ended March 31, 2019, compared to $19.3 million in the same period of the prior year.  An increase of $945,000 at non-same-store communities was partially offset by a decrease of $791,000 from other properties and dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 3.6% or $615,000 in the three months ended March 31, 2019, compared to the same period in the prior year. Utilities, insurance, and real estate taxes comprised $201,000 of the increase and rose by 2.3%, despite a reduction of $158,000 in real estate taxes due to the receipt of 2018 tax invoices which were at amounts less than provided for as of December 31, 2018. Controllable operating expenses, which exclude utilities, insurance, and real estate taxes, increased by $414,000 or 4.9%, primarily due to an increase of $411,000 in snow removal costs as a result of record levels of snowfall impacting certain markets.
Net operating income. Net Operating Income, or NOI, is a non-GAAP measure, which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.6 million in the three months ended March 31, 2019, compared to $1.4 million in the same period of the prior year. The increase in property management expenses is primarily due to technology initiatives and compensation costs, including severance. Generally, we expect higher property management expenses in 2019 as we implement new technology solutions.
Casualty gain (loss). Casualty loss was $641,000 in the three months ended March 31, 2019, an increase of $591,000 from the same period of the prior year. During the three months ended March 31, 2019, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold and record-setting snowfall, which caused excess ice and snow accumulation resulting in water damage to some of our apartment communities. We believe that the damages will be covered by insurance and have recorded casualty losses of $641,000 during the quarter, representing the aggregate annual stop loss under our insurance coverage.
Depreciation and amortization. Depreciation and amortization decreased by 11.7% to $18.1 million in the three months ended March 31, 2019, compared to $20.5 million in the same period of the prior year, primarily attributable to an adjustment in the prior comparable period due to shortening the estimated useful life of a non-multifamily property, which elevated depreciation expense in the three months ended March 31, 2018.
General and administrative expenses.  General and administrative expenses increased by 5.2% to $3.8 million in the three months ended March 31, 2019, compared to $3.6 million in the same period of the prior year, primarily attributable to increases of $316,000 in legal costs related to our pursuit of recovery under a construction defect claim and $193,000 in audit and tax fees which resulted from the acceleration of costs in conjunction with our new fiscal year end. These increases were partially offset by a decrease of $117,000 in severance costs.
Interest expense.  Interest expense decreased by 4.8% to $7.9 million in the three months ended March 31, 2019, compared to $8.3 million in the same period of the prior year, due primarily to a decrease in the average balance of our outstanding indebtedness and the replacement of maturing debt with term loans at lower rates.
Interest and other income. We recorded interest income in the three months ended March 31, 2019 and 2018 of $407,000 and $673,000, respectively. The decrease for the three months ended March 31, 2019 compared to the same period of the prior year was due to a lower balance of cash on hand as proceeds received in December 2017 from the disposition of our medical office portfolio were not deployed until the end of March 2018.
Gain (loss) on sale of real estate and other investments. We recorded net gains of $54,000 and $2.3 million in continuing operations in the three months ended March 31, 2019 and 2018, respectively.
Income from discontinued operations. We recorded no income from discontinued operations in the three months ended March 31, 2019, compared to $13.9 million in the same period of the prior year. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net income (loss) available to shareholders. Net loss available to shareholders was $6.4 million for the three months ended March 31, 2019 compared to net income of $4.9 million in the three months ended March 31, 2018. The decrease in net income available to shareholders was driven by decreases in income from discontinued operations and gains on sale of real estate, partially offset by increased revenue and decreased depreciation expense.
Funds from Operations. FFO applicable to common shares and Units for the three months ended March 31, 2019, increased to $10.1 million compared to $9.2 million for the comparable period ended March 31, 2018, an increase of 10.8%. This increase was primarily due to higher net operating income at same-store and non-same-store communities and a reduction in interest expense. The increase was partially offset by increases in weather-related casualty loss, general and administrative expense, and property management expense.
We consider Funds from Operations (“FFO”) to be a useful measure of performance for an equity REIT. We use the definition of FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit currently defines FFO as net income or loss calculated in accordance with GAAP, excluding:

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

We believe that FFO, which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, thereby providing an additional perspective on our operating results. We believe that GAAP historical cost depreciation of real estate assets is not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The exclusion in Nareit’s definition of FFO of impairment write-downs and gains and losses from the sale of real estate assets helps to identify the operating results of the long-term assets that form the base of our investments, and assists management and investors in comparing those operating results between periods.
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
Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
Three Months Ended March 31,	2019			2018
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income (loss) available to common shareholders	$(6,403)	11,763	$(0.54)	$4,899	11,972	$0.41
Adjustments:
Noncontrolling interests – Operating Partnership	(743)	1,367		580	1,424
Depreciation and amortization	18,111			20,518
Less depreciation – non real estate entities	(85)			(79)
Less depreciation – partially owned entities	(678)			(723)
Gains on sale of real estate	(54)			(16,036)
Funds from operations applicable to common shares and Units	$10,148	13,130	$0.77	$9,159	13,396	$0.68
(1)    Pursuant to Exchange Rights, Units of the Operating Partnership are redeemable for cash or, at our discretion, for common shares on a one-for-one basis.

(2)	Net income (loss) available to common shareholders is calculated on a per common share basis. FFO is calculated on a per common share and Unit basis.
Acquisitions and Dispositions
During the first quarter of 2019, we acquired a $44.0 million apartment community, compared to $128.7 million of acquisitions in the first quarter of 2018. During the first quarter of 2019, we sold one parcel of unimproved land for a sale price of $3.0 million compared to dispositions totaling $36.0 million in the first quarter of 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the three-month periods ended March 31, 2019 and 2018.
Distributions
Distributions of $0.70 per common share and Unit were paid during the three months ended March 31, 2019 and 2018. Distributions of $0.4140625 per Series C preferred share were paid during the three months ended March 31, 2019 and 2018.
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
Our primary sources of liquidity are cash and cash equivalents on hand, our unsecured credit facility, and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, offerings of preferred and common stock under our shelf registration statement, offerings of preferred and common units under our limited partnership agreement, and unsecured term loans or long-term secured mortgages.

Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, and Units, value-add redevelopment, common share buybacks and Unit redemptions, and acquisitions of additional communities.
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
Capital Resources and Cash Flows
As of March 31, 2019, we had total liquidity of approximately $109.0 million, which included $85.7 million available on our line of credit and $23.3 million of cash and cash equivalents. As of December 31, 2018, we had total liquidity of approximately $188.8 million, which included $175.0 million on our line of credit and $13.8 million of cash and cash equivalents.
We also had restricted cash of $4.8 million and $5.5 million as of March 31, 2019 and December 31, 2018, respectively, consisting of escrows held by lenders for real estate taxes, insurance, and capital additions.
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of March 31, 2019, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool ("UAP"). The UAP provided for a borrowing capacity of approximately $204.4 million at quarter-end, offering additional borrowing availability of $85.7 million beyond the $118.7 million drawn, including the balance on our operating line of credit, as of March 31, 2019. At December 31, 2018, the line of credit borrowing capacity was $232.5 million based on the UAP, of which $57.5 million was drawn on the line.
As of March 31, 2019, we had 40 unencumbered apartment communities representing 46.6% of first quarter 2019 multifamily NOI, of which 10 apartment communities, representing approximately 7.4% of first quarter 2019 multifamily NOI, are not pledged under the UAP.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
For information regarding our cash flows for the three months ended March 31, 2019 and 2018, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended March 31, 2019, we generated capital from various activities, including:

•	The disposition of one parcel of land in Bismarck, North Dakota, for a total sale price of $3.0 million.
During the three months ended March 31, 2019, we used capital for various activities, including:

•
Acquiring SouthFork Townhomes, a 272-home residential apartment community located in Lakeville, Minnesota, for a total purchase price of $44.0 million, with $27.4 million paid in cash and $16.6 million paid through the issuance of Series D preferred units;

•	Repaying $13.4 million of mortgage principal;

•	Repurchasing approximately 174,000 common shares for an aggregate total cost of approximately $8.8 million;

•	Acquiring the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate, located in Minot, North Dakota, for $1.2 million; and

•	Funding capital expenditures for apartment communities of approximately $800,000.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-KT for the transition period ended December 31, 2018. There have been no material changes to our contractual obligations and other commitments since that report was filed.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-KT for the transition period ended December 31, 2018, filed with the SEC on February 27, 2019 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2019, we adopted ASU 2016-02, "Leases" which required lessees to recognize most leases on the balance sheet through right of use assets and lease liabilities. It also made certain changes to lessor accounting. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use interest rate swaps to offset the impact of interest rate fluctuations on our variable-rate term loans. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparties under the terms of the agreements.
See our Transition Report on Form 10-KT for the eight months ended December 31, 2018 under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitivity. As of March 31, 2019, our exposure to market risk has not changed materially since our Transition Report on Form 10-KT for the eight months ended December 31, 2018.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended March 31, 2019 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of January 1, 2019, we adopted ASU 2016-02, Leases. There were no changes to the internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) due to the adoption of this new standard that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Transition Report on Form 10-KT for the transition period ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
During the first quarter of 2019, we issued no unregistered Common Shares to limited partners of the Operating Partnership or any other unregistered equity securities.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased (1)	Share and Unit	Plans or Programs	Programs(2)
January 1 - 31, 2019	174,085	$50.54	173,916	$24,587,276
February 1 - 28, 2019	30	57.89	—	24,587,276
March 1 - 31, 2019	2,443	59.56	—	24,587,276
Total	176,558	$50.67	173,916

(1)	Includes a total of 2,642 Units redeemed for cash pursuant to the exercise of exchange rights.

(2)	Represents amounts outstanding under our $50 million share repurchase program, which was reauthorized by our Board of Trustees on December 14, 2018.
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

3.3
Sixth Restated Trustee's Regulations (Bylaws) of Investors Real Estate Trust, adopted on September 20, 2018 (incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, filed on December 10, 2018).

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

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) notes to these condensed consolidated financial statements.

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

Date: May 8, 2019