Form 10-Q
period 2019-06-30
INVESTORS REAL ESTATE TRUST
filed 2019-08-07
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-35624
INVESTORS REAL ESTATE TRUST
(Exact name of registrant as specified in its charter)

	North Dakota				45-0311232
	(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

1400 31st Avenue SW	Suite 60	Post Office Box 1988	Minot	ND	58702-1988
(Address of principal executive offices)					(Zip code)
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
The number of common shares of beneficial interest outstanding as of July 31, 2019, was 11,624,590.

PART I
Item 1. Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	June 30, 2019	December 31, 2018
ASSETS
Real estate investments
Property owned	$1,663,539	$1,627,636
Less accumulated depreciation	(380,321)	(353,871)
	1,283,218	1,273,765
Unimproved land	1,746	5,301
Mortgage loans receivable	10,140	10,410
Total real estate investments	1,295,104	1,289,476
Cash and cash equivalents	17,406	13,792
Restricted cash	4,672	5,464
Other assets	30,626	27,265
TOTAL ASSETS	$1,347,808	$1,335,997
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$44,766	$40,892
Revolving lines of credit	177,939	57,500
Term loans, net of unamortized loan costs of $918 and $1,009, respectively	144,082	143,991
Mortgages payable, net of unamortized loan costs of $1,490 and $1,777, respectively	370,461	444,197
TOTAL LIABILITIES	$737,248	$686,580
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	—	$5,968
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at June 30, 2019 and no units issued and outstanding at December 31, 2018, aggregate liquidation preference of $16,560)	$16,560	—
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 4,118 shares issued and outstanding at June 30, 2019 and December 31, 2018, aggregate liquidation preference of $102,971)	99,456	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 11,656 shares issued and outstanding at June 30, 2019 and 11,942 shares issued and outstanding at December 31, 2018)	888,541	899,234
Accumulated distributions in excess of net income	(450,433)	(429,048)
Accumulated other comprehensive income	(7,598)	(856)
Total shareholders’ equity	$529,966	$568,786
Noncontrolling interests – Operating Partnership (1,224 units at June 30, 2019 and 1,368 units at December 31, 2018)	57,902	67,916
Noncontrolling interests – consolidated real estate entities	6,132	6,747
Total equity	$594,000	$643,449
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,347,808	$1,335,997
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	$46,934	$46,197	$92,542	$89,232
EXPENSES
Property operating expenses, excluding real estate taxes	13,942	13,934	28,746	28,180
Real estate taxes	5,574	5,003	10,806	10,024
Property management expense	1,445	1,444	2,999	2,821
Casualty loss	92	—	733	50
Depreciation and amortization	18,437	19,132	36,548	39,648
Impairment of real estate investments	—	17,809	—	17,809
General and administrative expenses	3,549	4,348	7,355	7,967
TOTAL EXPENSES	$43,039	$61,670	$87,187	$106,499
Operating income (loss)	3,895	(15,473)	5,355	(17,267)
Interest expense	(7,590)	(8,562)	(15,486)	(16,858)
Loss on extinguishment of debt	(407)	(12)	(409)	(133)
Interest income	402	429	809	1,102
Other income	66	31	83	47
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(3,634)	(23,587)	(9,648)	(33,109)
Gain (loss) on sale of real estate and other investments	615	—	669	2,304
Gain (loss) on litigation settlement	6,286	—	6,286	—
Income (loss) from continuing operations	3,267	(23,587)	(2,693)	(30,805)
Income (loss) from discontinued operations	—	238	—	14,120
NET INCOME (LOSS)	$3,267	$(23,349)	$(2,693)	$(16,685)
Dividends to preferred unitholders	(160)	—	(217)	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(148)	2,580	595	2,000
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	154	595	730	1,115
Net income (loss) attributable to controlling interests	3,113	(20,174)	(1,585)	(13,570)
Dividends to preferred shareholders	(1,706)	(1,706)	(3,411)	(3,411)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,407	$(21,880)	$(4,996)	$(16,981)
Earnings (loss) per common share from continuing operations – basic and diluted	$0.11	$(1.85)	$(0.43)	$(2.48)
Earnings (loss) per common share from discontinued operations – basic and diluted	—	0.02	—	1.06
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.11	$(1.83)	$(0.43)	$(1.42)
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$3,267	$(23,349)	$(2,693)	$(16,685)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(4,430)	438	(6,712)	2,158
(Gain) loss on derivative instrument reclassified into earnings	(29)	27	(30)	129
Total comprehensive income (loss)	$(1,192)	$(22,884)	$(9,435)	$(14,398)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	275	2,531	1,255	1,759
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	154	595	730	1,115
Comprehensive income (loss) attributable to controlling interests	$(763)	$(19,758)	$(7,450)	$(11,524)

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2017	$99,456	12,004	$902,305	$(374,365)	$(539)	$87,186	$714,043
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(13,570)		(2,728)	(16,298)
Change in fair value of derivatives					2,287		2,287
Distributions - common shares and units ($1.40 per share and unit)				(16,763)		(1,977)	(18,740)
Distributions – Series C preferred shares ($0.8281 per Series C share)				(3,411)			(3,411)
Shares issued and share-based compensation		5	611				611
Redemption of units for common shares		3	34			(34)	—
Redemption of units for cash						(2,747)	(2,747)
Shares repurchased		(67)	(3,415)				(3,415)
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Other		(6)	(55)			(519)	(574)
Balance June 30, 2018	$99,456	11,939	$899,480	$(407,482)	$1,748	$79,181	$672,383

Balance December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(1,585)		(1,151)	(2,736)
Change in fair value of derivatives					(6,742)		(6,742)
Distributions – common shares and units ($1.40 per share and unit)				(16,389)		(1,816)	(18,205)
Distributions – Series C preferred shares ($0.8281 per Series C share)				(3,411)			(3,411)
Shares issued and share-based compensation		3	981				981
Redemption of units for common shares		8	(521)			521	—
Redemption of units for cash						(8,124)	(8,124)
Shares repurchased		(290)	(15,677)				(15,677)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Other		(7)	(5)			(59)	(64)
Balance June 30, 2019	$99,456	11,656	$888,541	$(450,433)	$(7,598)	$64,034	$594,000

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance March 31, 2018	$99,456	11,979	$901,312	$(377,871)	$1,283	$84,287	$708,467
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(20,174)		(3,009)	(23,183)
Change in fair value of derivatives					465		465
Distributions - common shares and units ($0.70 per share and unit)				(8,358)		(987)	(9,345)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,706)			(1,706)
Shares issued and share-based compensation		3	187				187
Redemption of units for cash						(510)	(510)
Shares repurchased		(37)	(1,973)				(1,973)
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Other		(6)	(46)			(600)	(646)
Balance June 30, 2018	$99,456	11,939	$899,480	$(407,482)	$1,748	$79,181	$672,383

Balance March 31, 2019	$99,456	11,768	$895,381	$(443,661)	$(3,139)	$72,355	$620,392
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				3,113		(6)	3,107
Change in fair value of derivatives					(4,459)		(4,459)
Distributions – common shares and units ($0.70 per share and unit)				(8,179)		(859)	(9,038)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,706)			(1,706)
Shares issued and share-based compensation		3	565				565
Redemption of units for common shares		8	(521)			521	—
Redemption of units for cash						(7,968)	(7,968)
Shares repurchased		(116)	(6,863)				(6,863)
Other		(7)	(21)			(9)	(30)
Balance June 30, 2019	$99,456	11,656	$888,541	$(450,433)	$(7,598)	$64,034	$594,000
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,693)	$(16,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	37,136	40,345
(Gain) loss on sale of real estate, other investments, and discontinued operations	(669)	(16,133)
(Gain) loss on litigation settlement	(2,286)	—
Share-based compensation expense	981	611
Impairment of real estate investments	—	17,809
Other, net	1,350	1,255
Changes in other assets and liabilities:
Other assets	(1,745)	4,741
Accounts payable and accrued expenses	(3,468)	(2,789)
Net cash provided by (used by) operating activities	$28,606	$29,154
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable	(159)	(7,509)
Proceeds from sale of real estate and other investments	9,882	34,831
Payments for acquisitions of real estate assets	(29,918)	(129,737)
Payments for improvements of real estate assets	(6,317)	(7,747)
Other investing activities	282	690
Net cash provided by (used by) investing activities	$(26,230)	$(109,472)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(74,614)	(60,757)
Proceeds from revolving lines of credit	146,439	99,000
Principal payments on revolving lines of credit	(26,000)	(169,000)
Principal payments on construction debt	—	(21,689)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(1,260)	—
Repurchase of common shares	(15,677)	(3,415)
Repurchase of partnership units	(8,124)	(2,747)
Distributions paid to common shareholders	(16,583)	(16,764)
Distributions paid to preferred shareholders	(1,705)	(3,410)
Distributions paid to preferred unitholders	(57)	—
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(1,914)	(1,977)
Distributions paid to noncontrolling interests – consolidated real estate entities	(59)	(244)
Net cash provided by (used by) financing activities	$446	$(181,003)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,822	(261,321)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	19,256	286,226
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$22,078	$24,905

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$499	$1,569
Distributions declared but not paid to common shareholders	9,038	8,358
Distributions declared but not paid to preferred shareholders	1,706	1,706
Distributions declared but not paid to preferred unitholders	160	—
Gain on litigation settlement	2,286	—
Property acquired through issuance of Series D preferred units	16,560	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$15,044	$15,367
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2019 and 2018
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities, primarily in Midwest markets. As of June 30, 2019, we owned interests in 88 apartment communities consisting of 13,975 apartment homes.
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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; ASU 2018-19, Codification Improvements to Topic 326; ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief

These ASUs require entities to estimate a lifetime expected credit loss for most financial assets, such as loans and other financial instruments, and to present the net amount expected to be collected. In 2018, another ASU was issued to amend ASU 2016-13, which clarifies that it does not apply to operating lease receivables. In 2019, an additional ASU was issued to provide transition relief in which an entity is allowed to elect the fair value option on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326.
		These ASUs are effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standards will have on our mortgage and note receivables.
ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We are currently evaluating the impact the new standard may have on our disclosures.
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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

	(in thousands)
Balance sheet description	June 30, 2019	June 30, 2018
Cash and cash equivalents	$17,406	$20,451
Restricted cash	4,672	4,454
Total cash, cash equivalents and restricted cash	$22,078	$24,905

As of June 30, 2019, restricted cash consisted primarily of loan application deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
Effective January 1, 2019, we adopted ASUs 2016-02, 2018-10, 2018-11, 2018-20, and 2019-01 related to leases using the modified retrospective approach. We elected to adopt the package of practical expedients permitted under the transition guidance, which permits us to not reassess prior conclusions about lease identification, classification, and initial direct costs under the new standard, and the practical expedient related to land easements, which allows us to not evaluate existing or expired land easements that were not previously accounted for under ASC 840. We made an accounting policy election to exclude leases in which we are a lessee with a term of 12 months or less from the balance sheet.
As a lessor, we primarily lease multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.0% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 2.0% of our total revenues and are primarily driven by other fee income, which is typically recognized at a point in time.
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
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of June 30, 2019, was as follows:

(in thousands)
2019 (remainder)	$1,672
2020	3,014
2021	3,017
2022	3,021
2023	2,895
Thereafter	7,501
Total scheduled lease income - operating leases	$21,120

REVENUES
We adopted ASU 2014-09, Revenue from Contracts with Customers, as of May 1, 2018, using the modified retrospective approach. We elected to apply the new standard to contracts that were not complete as of May 1, 2018. We also elected to omit disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Under the new standard, revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the company expects to be entitled for those goods and services.
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

The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2019:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2019	2018	2019	2018
Fixed lease income - operating leases	Leases	$44,342	$43,193	$88,084	$83,314
Variable lease income - operating leases	Leases	1,548	—	2,632	—
Non-lease components	Revenue from contracts with customers	—	1,335	—	2,546
Other property revenue	Revenue from contracts with customers	1,044	1,669	1,826	3,372
Total revenue		$46,934	$46,197	$92,542	$89,232

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
During the six months ended June 30, 2019, we recorded no impairment charges. During the six months ended June 30, 2018, we recognized $17.8 million of impairment charges on one apartment community, three commercial properties, and three parcels of land. We recognized impairments of $12.2 million on one apartment community in Grand Forks, North Dakota; $1.4 million on an industrial property in Bloomington, Minnesota; $922,000 on an industrial property in Woodbury, Minnesota; and $630,000 on a retail property in Minot, North Dakota. These properties were written-down to estimated fair value based on independent appraisals and market data or, in the case of the retail property, receipt of a market offer to purchase and our intent to dispose of the property. We recognized impairments of $428,000 on a parcel of land in Williston, North Dakota; $1.5 million on a parcel of land in Grand Forks, North Dakota; and $709,000 on a parcel of land in Bismarck, North Dakota. These parcels were written down to estimated fair value based on independent appraisals and market data.
MORTGAGE RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of June 30, 2019, the balance of the note was $10.1 million, with 12 communities remaining in the pool of assets used to secure the mortgage. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the six months ended June 30, 2019 and 2018, we received and recognized approximately $285,000 and $305,000 of interest income, respectively.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. As of July 31, 2018, we had funded the full initial loan balance, which appears in other assets on our Condensed Consolidated Balance Sheets; however, we may fund additional amounts upon satisfaction of certain conditions set forth in the loan agreement. As of June 30, 2019, the balance of the note was $16.6 million. The note bears an interest rate of 6.0%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date.

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
GAIN ON LITIGATION SETTLEMENT
During the three months ended June 30, 2019, we recorded a gain on litigation settlement of $6.3 million from the settlement on a construction defect claim. The gain consisted of $4.0 million of cash received, $937,000 of cash receivable, and $1.4 million of liabilities waived under the terms of the settlement.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“common shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) under our 2015 Incentive Plan and Series D Convertible Preferred Units ("Series D preferred units"), which could have a dilutive effect on our earnings per share upon exercise of the RSUs or upon conversion of the Series D preferred units (refer to Note 4 for further discussion of the Series D preferred units). Other than the issuance of RSUs and Series D preferred units, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in our sole discretion, we may issue common shares in exchange for Units on a one-for-one basis.
Performance-based restricted stock awards and RSUs of 37,625 and 9,858 for the three months ended June 30, 2019 and 2018, respectively, and 37,625 and 9,858, respectively, for the six months ended June 30, 2019 and 2018 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common stock for the periods presented and, therefore, were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018:

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NUMERATOR
Income (loss) from continuing operations – controlling interests	$3,113	$(20,386)	$(1,585)	$(26,200)
Income (loss) from discontinued operations – controlling interests	—	212	—	12,630
Net income (loss) attributable to controlling interests	3,113	(20,174)	(1,585)	(13,570)
Dividends to preferred shareholders	(1,706)	(1,706)	(3,411)	(3,411)
Numerator for basic earnings (loss) per share – net income available to common shareholders	1,407	(21,880)	(4,996)	(16,981)
Noncontrolling interests – Operating Partnership	148	(2,580)	(595)	(2,000)
Numerator for diluted earnings (loss) per share	$1,555	$(24,460)	$(5,591)	$(18,981)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	11,729	11,928	11,746	11,950
Effect of redeemable operating partnership units	1,226	1,407	1,306	1,416
Denominator for diluted earnings per share	12,955	13,335	13,052	13,366
Earnings (loss) per common share from continuing operations – basic and diluted	$0.11	$(1.85)	$(0.43)	$(2.48)
Earnings (loss) per common share from discontinued operations – basic and diluted	—	0.02	—	1.06
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC & DILUTED	$0.11	$(1.83)	$(0.43)	$(1.42)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 1.2 million and 1.4 million outstanding Units at June 30, 2019 and December 31, 2018, respectively.
Common Shares and Equity Awards. Common shares outstanding on June 30, 2019 and December 31, 2018, totaled 11.7 million and 11.9 million, respectively. There were 6,511 shares issued upon the vesting of equity awards under our 2015 Incentive Plan during the three months ended June 30, 2019, with a total grant-date fair value of $447,000. During the six months ended June 30, 2019, we issued 6,718 shares, with a total grant-date fair value $457,000. During the three and six months ended June 30, 2018, we issued 5,142 shares, with a total grant-date fair value of $350,000 and 6,226 shares, with a total grant-date fair value of $412,000, respectively, under our 2015 Incentive Plan. These shares vest based on performance and service criteria.
Exchange Rights. Pursuant to the exercise of Exchange Rights, we redeemed Units during the six months ended June 30, 2019 and 2018 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three Months Ended June 30,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2019	133	$7,968	$60.01
2018	10	$510	$52.72

Six Months Ended June 30,
2019	135	$8,118	$60.00
2018	49	$2,747	$55.84

(1)	The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.
We also redeemed Units in exchange for common shares in connection with Unitholders exercising their Exchange Rights during the six months ended June 30, 2019 and 2018 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Total Book Value
2019	8	$521
2018	—	—

Six Months Ended June 30,
2019	8	$521
2018	3	$34

Share Repurchase Program. On December 14, 2018, our Board of Trustees reauthorized our $50 million share repurchase program for an additional one-year period. Under this program, we may repurchase common shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time. As of June 30, 2019, $17.7 million remained available under our $50 million authorized share repurchase program. Common shares repurchased during the six months ended June 30, 2019 and 2018 are detailed in the table below.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Shares	Aggregate Cost(1)	Average Price Per Share(1)
2019	116	$6,862	$59.12
2018	38	$1,972	$52.23

Six Months Ended June 30,
2019	290	$15,667	$54.03
2018	67	$3,415	$51.26

(1)	Amount includes commissions.

Series C Preferred Shares. Series C preferred shares outstanding were 4.1 million shares at June 30, 2019 and December 31, 2018. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($103.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). On February 26, 2019, we issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit.  The holders of the Series D preferred units do not have any voting rights.
Redeemable Noncontrolling Interests (Mezzanine Equity). Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. During the six months ended June 30, 2019, we acquired the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate for $1.3 million. Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended June 30, 2019.

(in thousands)
Balance at December 31, 2018	$5,968
Net income	(174)
Acquisition of redeemable noncontrolling interests	(5,794)
Balance at June 30, 2019	$—

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
The following tables present NOI for the three and six months ended June 30, 2019 and 2018, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended June 30, 2019	Multifamily	All Other	Total
Revenue	$45,945	$989	$46,934
Property operating expenses, including real estate taxes	19,111	405	19,516
Net operating income	$26,834	$584	$27,418
Property management			(1,445)
Casualty gain (loss)			(92)
Depreciation and amortization			(18,437)
General and administrative expenses			(3,549)
Interest expense			(7,590)
Loss on debt extinguishment			(407)
Interest and other income			468
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(3,634)
Gain (loss) on sale of real estate and other investments			615
Gain (loss) on litigation settlement			6,286
Net income (loss)			$3,267

	(in thousands)
Three Months Ended June 30, 2018	Multifamily	All Other	Total
Revenue	$43,149	$3,048	$46,197
Property operating expenses, including real estate taxes	17,826	1,111	18,937
Net operating income	$25,323	$1,937	$27,260
Property management			(1,444)
Depreciation and amortization			(19,132)
Loss on impairment			(17,809)
General and administrative expenses			(4,348)
Interest expense			(8,562)
Loss on debt extinguishment			(12)
Interest and other income			460
Income (loss) from continuing operations			(23,587)
Income (loss) from discontinued operations			238
Net income (loss)			$(23,349)

	(in thousands)
Six Months Ended June 30, 2019	Multifamily	All Other	Total
Real estate revenue	$90,759	$1,783	$92,542
Real estate expenses	38,799	753	39,552
Net operating income	$51,960	$1,030	$52,990
Property management expenses			(2,999)
Casualty gain (loss)			(733)
Depreciation and amortization			(36,548)
General and administrative expenses			(7,355)
Interest expense			(15,486)
Loss on debt extinguishment			(409)
Interest and other income			892
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(9,648)
Gain (loss) on sale of real estate and other investments			669
Gain (loss) on litigation settlement			6,286
Net income (loss)			$(2,693)

	(in thousands)
Six Months Ended June 30, 2018	Multifamily	All Other	Total
Real estate revenue	$83,203	$6,029	$89,232
Real estate expenses	35,954	2,250	38,204
Net operating income	$47,249	$3,779	$51,028
Property management expenses			(2,821)
Casualty gain (loss)			(50)
Depreciation and amortization			(39,648)
Impairment of real estate investments			(17,809)
General and administrative expenses			(7,967)
Interest expense			(16,858)
Loss on debt extinguishment			(133)
Interest and other income			1,149
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations			(33,109)
Gain (loss) on sale of real estate and other investments			2,304
Income (loss) from continuing operations			(30,805)
Income (loss) from discontinued operations			14,120
Net income (loss)			$(16,685)

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2019, and December 31, 2018, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of June 30, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,628,133	$35,406	$1,663,539
Less accumulated depreciation	(371,213)	(9,108)	(380,321)
Total property owned	$1,256,920	$26,298	$1,283,218
Cash and cash equivalents			17,406
Restricted cash			4,672
Other assets			30,626
Unimproved land			1,746
Mortgage loans receivable			10,140
Total Assets			$1,347,808

	(in thousands)
As of December 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,582,917	$44,719	$1,627,636
Less accumulated depreciation	(340,081)	(13,790)	(353,871)
Total property owned	$1,242,836	$30,929	$1,273,765
Cash and cash equivalents			13,792
Restricted cash			5,464
Other assets			27,265
Unimproved land			5,301
Mortgage loans receivable			10,410
Total Assets			$1,335,997

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
We classified no new dispositions or properties held for sale as discontinued operations during the three and six months ended June 30, 2019 and 2018.
The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and six months ended June 30, 2019 and 2018, respectively:

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE	—	$157	—	$353
EXPENSES
Property operating expenses, excluding real estate taxes	—	18	—	25
Real estate taxes	—	—	—	35
Depreciation and amortization	—	—	—	2
General and administrative	—	9	—	14
TOTAL EXPENSES	—	$27	—	$76
Operating income (loss)	—	130	—	277
Interest expense	—	—	—	(1)
Other income	—	10	—	14
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	—	140	—	290
Gain (loss) on sale of discontinued operations	—	98	—	13,830
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	$238	—	$14,120

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We added $2.1 million of new real estate to our portfolio during the three months ended June 30, 2019, compared to no acquisitions in the three months ended June 30, 2018. Our acquisitions during the six months ended June 30, 2019 and 2018 are detailed below.

Six Months Ended June 30, 2019

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Units(1)	Land	Building	Intangible Assets
Multifamily
272 homes - SouthFork Townhomes- Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548

Other
Minot 3100 10th St SW - Minot, ND(2)	May 23, 2019	2,112	2,112	—	246	1,866	—

Total Acquisitions		$46,112	$29,552	$16,560	$3,748	$41,816	$548

(1)	Value of Series D preferred units at the acquisition date.

(2)	Acquired for use as our new Minot corporate office building after renovations have been completed.
Six Months Ended June 30, 2018

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Investment Allocation
Acquisitions			Land	Building	Intangible Assets
390 homes - Westend - Denver, CO	March 28, 2018	$128,700	$25,525	$102,101	$1,074

Total Acquisitions		$128,700	$25,525	$102,101	$1,074

(1)	Acquisition cost was paid in cash.
DISPOSITIONS
During the three months ended June 30, 2019, we sold one parcel of land and one commercial property for a sale price of $7.3 million. After deductions for closing costs and other costs associated with the dispositions, we recognized a $614,000 gain on sale. During the three months ended June 30, 2018, we had no dispositions. The following tables detail our dispositions for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019

		(in thousands)
Dispositions	Date Disposed	Sales Price	Book Value and Sale Cost	Gain/(Loss)
Other
Minot 1400 31st Ave SW - Minot, ND(1)	May 23, 2019	$6,530	$6,048	$482

Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	3,049	3,205	(156)
Minot 1525 24th Ave SW - Minot, ND	April 3, 2019	725	593	132
		$3,774	$3,798	$(24)

Total Dispositions		$10,304	$9,846	$458

(1)
This property currently houses our Minot corporate office. During the second quarter of 2019, we purchased an office building which will become our new Minot corporate office after renovations are completed. We will lease space in the Minot 1400 31st Ave SW building until the new office is placed in service.

Six Months Ended June 30, 2018

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Other
43,404 sq ft Garden View - St. Paul, MN	January 19, 2018	$14,000	$6,191	$7,809
52,116 sq ft Ritchie Medical - St. Paul, MN	January 19, 2018	16,500	10,419	6,081
22,187 sq ft Bismarck 715 East Broadway - Bismarck, ND	March 7, 2018	5,500	3,215	2,285

Total Dispositions		$36,000	$19,825	$16,175

NOTE 9 • DEBT
As of June 30, 2019, we owned 88 apartment communities, of which 39 served as collateral for mortgage loans. Substantially all of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of June 30, 2019, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
As of June 30, 2019, we owned 49 apartment communities that were not encumbered by mortgages, with 35 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). As of June 30, 2019, the UAP provided for a borrowing capacity of $250.0 million, with additional borrowing availability of $72.1 million beyond the $177.9 million drawn, including the balance on our operating line of credit (discussed below). This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
We have unsecured term loans of $70.0 million and $75.0 million, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our line of credit and term loans are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of June 30, 2019.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of June 30, 2019, we had $4.6 million outstanding on this operating line compared to no outstanding balance as of December 31, 2018.
The following table summarizes our indebtedness at June 30, 2019:

	(in thousands)
	June 30, 2019	December 31, 2018	Weighted Average Maturity in Years at June 30, 2019
Unsecured lines of credit(1)	$162,939	$57,500	3.1
Term loans	145,000	145,000	5.4
Unsecured debt	307,939	202,500
Secured line of credit(1)	15,000	—	3.2
Mortgages payable - fixed	371,951	445,974	4.2
Total debt	$694,890	$648,474	4.2
Weighted average interest rate on primary line of credit (rate with swap)	3.94%	3.72%
Weighted average interest rate on operating line of credit	4.39%	—
Weighted average interest rate on term loans (rate with swap)	4.14%	4.01%
Weighted average interest rate on mortgages payable	4.37%	4.58%

(1)
Our revolving line of credit consists primarily of unsecured borrowings. A portion of the line was secured in connection with our acquisition of SouthFork Townhomes, under an agreement that allowed us to offer the seller tax protection upon purchase.

The aggregate amount of required future principal payments on mortgages payable and term loans as of June 30, 2019, was as follows:

(in thousands)
2019 (remainder)	$10,896
2020	42,093
2021	97,137
2022	40,741
2023	48,359
Thereafter	277,725
Total payments	$516,951

NOTE 10 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable interest rate on our term loans and a portion of our revolving line of credit. The interest rate swap contracts qualify as cash flow hedges.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the ineffective portion of a hedging instrument is not required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loans. During the next twelve months, we estimate an additional $1.0 million will be reclassified as an increase to interest expense.
During the three months ended June 30, 2019, we entered into a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
At June 30, 2019, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

		(in thousands)			(in thousands)
		June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Other Assets	—	$818	Accounts Payable and Accrued Expenses	$7,598	$1,675

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of June 30, 2019 and 2018.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended June 30,	2019	2018		2019	2018
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(4,430)	$438	Interest expense	$(29)	$27

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(6,712)	$2,158	Interest expense	$(30)	$129

NOTE 11 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
In determining the fair value of other financial instruments, we apply FASB ASC 820, "Fair Value Measurement and Disclosures." Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis
The fair value of our interest rate swaps is determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We also consider both our own nonperformance risk and the counterparty's nonperformance risk in the fair value measurement (Level 3).
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2019. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2018, consisted of real estate investments that were written-down to estimated fair value during the transition period ended December 31, 2018. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

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
The estimated fair values of our financial instruments as of June 30, 2019, and December 31, 2018, respectively, are as follows:

	(in thousands)
	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$17,406	$17,406	$13,792	$13,792
Mortgage and note receivable	$26,697	$26,697	$26,809	$26,809
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$177,939	$177,939	$57,500	$57,500
Term loans(1)	$145,000	$145,000	$145,000	$145,000
Mortgages payable	$371,951	$375,698	$445,974	$444,241

(1)	Excluding the effect of interest rate swap agreements.

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
Awards granted to trustees on May 17, 2019, consist of 812 RSUs which vested immediately and awards granted on June 13, 2019 consist of 7,521 time-based RSU awards which vest on June 13, 2020. All of these awards are classified as equity awards.
Total Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $981,000 and $611,000 for the six months ended June 30, 2019 and 2018, respectively. The increase in expense was primarily due to the timing of award grants in connection with the change in our fiscal year end, additional officers included in award grants, and a decrease in forfeitures in the current period compared to the prior period.
NOTE 13 • SUBSEQUENT EVENTS
On August 6, 2019, we closed a $59.9 million mortgage loan. This mortgage loan is secured by four multifamily communities and is priced at a fixed rate of 3.88% for the full twelve-year term of the loan. Proceeds from this loan will be used to pay down balances under our line of credit.

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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of June 30, 2019, we owned interests in 88 apartment communities consisting of 13,975 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.7 billion at June 30, 2019, compared to $1.6 billion at December 31, 2018.
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

Overview of the Three Months Ended June 30, 2019
For the three months ended June 30, 2019, revenue increased by $737,000 to $46.9 million, compared to $46.2 million for the three months ended June 30, 2018. Total expenses decreased by $18.6 million to $43.0 million for the three months ended June 30, 2019, compared to $61.7 million for the three months ended June 30, 2018. Funds from Operations ("FFO") applicable to common shares and Units for the three months ended June 30, 2019 increased to $18.8 million compared to $11.6 million for the comparable period ended June 30, 2018, primarily due to a $6.3 million gain on litigation settlement. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In our ongoing efforts to improve the quality of our portfolio and balance sheet, we completed the following transactions during the second quarter of 2019:

•	We sold one parcel of land in Minot, North Dakota, for a total sale price of $725,000.

•
We sold a property in Minot, North Dakota which houses our Minot corporate office for a total sale price of $6.5 million. We also purchased an office building for $2.1 million, which will become our new Minot, North Dakota corporate office building after renovations have been completed. We will lease space in the sold building until the new office is placed in service.

•	We repurchased approximately 116,000 common shares for an aggregate purchase price of $6.9 million, including commissions, and approximately 133,000 Units for an aggregate total cost of $8.0 million.

•
We recorded a gain on litigation settlement of $6.3 million from the settlement of a construction defect claim. The gain consisted of $4.0 million of cash received, $937,000 of cash receivable, and $1.4 million of liabilities waived under the terms of the settlement.

•
We entered into a $50.0 million interest rate swap to fix the rate on a portion of our $250.0 million primary line of credit. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.

See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the three-month periods ended June 30, 2019 and 2018.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2019 and 2018.
Consolidated Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

	(in thousands, except percentages)
	Three Months Ended				Six Months Ended
	June 30,		2019 vs. 2018		June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Same-store	$40,024	$38,804	$1,220	3.1%	$79,637	$76,852	$2,785	3.6%
Non-same-store	5,921	4,345	1,576	36.3%	11,122	6,351	4,771	75.1%
Other properties and dispositions	989	3,048	(2,059)	(67.6)%	1,783	6,029	(4,246)	(70.4)%
Total	46,934	46,197	737	1.6%	92,542	89,232	3,310	3.7%
Property operating expenses, including real estate taxes
Same-store	16,974	16,345	629	3.8%	34,781	33,536	1,245	3.7%
Non-same-store	2,137	1,481	656	44.3%	4,018	2,418	1,600	66.2%
Other properties and dispositions	405	1,111	(706)	(63.5)%	753	2,250	(1,497)	(66.5)%
Total	19,516	18,937	579	3.1%	39,552	38,204	1,348	3.5%
Net operating income
Same-store	23,050	22,459	591	2.6%	44,856	43,316	1,540	3.6%
Non-same-store	3,784	2,864	920	32.1%	7,104	3,933	3,171	80.6%
Other properties and dispositions	584	1,937	(1,353)	(69.9)%	1,030	3,779	(2,749)	(72.7)%
Total	$27,418	$27,260	$158	0.6%	$52,990	$51,028	$1,962	3.8%
Property management expenses	(1,445)	(1,444)	1	0.1%	(2,999)	(2,821)	178	6.3%
Casualty gain (loss)	(92)	—	92	100.0%	(733)	(50)	683	1,366.0%
Depreciation and amortization	(18,437)	(19,132)	(695)	(3.6)%	(36,548)	(39,648)	(3,100)	(7.8)%
Impairment of real estate investments	—	(17,809)	(17,809)	—	—	(17,809)	(17,809)	—
General and administrative expenses	(3,549)	(4,348)	(799)	(18.4)%	(7,355)	(7,967)	(612)	(7.7)%
Interest expense	(7,590)	(8,562)	(972)	(11.4)%	(15,486)	(16,858)	(1,372)	(8.1)%
Loss on extinguishment of debt	(407)	(12)	395	3,291.7%	(409)	(133)	276	207.5%
Interest income	402	429	(27)	(6.3)%	809	1,102	(293)	(26.6)%
Other income	66	31	35	112.9%	83	47	36	76.6%
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(3,634)	(23,587)	19,953	84.6%	(9,648)	(33,109)	23,461	70.9%
Gain (loss) on sale of real estate and other investments	615	—	615	100.0%	669	2,304	(1,635)	(71.0)%
Gain (loss) on litigation settlement	6,286	—	6,286	100.0%	6,286	—	6,286	100.0%
Income (loss) from continuing operations	3,267	(23,587)	26,854	(113.9)%	(2,693)	(30,805)	28,112	(91.3)%
Income (loss) from discontinued operations	—	238	(238)	(100.0)%	—	14,120	(14,120)	(100.0)%
NET INCOME (LOSS)	$3,267	$(23,349)	$26,616	(114.0)%	$(2,693)	$(16,685)	$13,992	(83.9)%
Dividends to preferred unitholders	(160)	—	160	100.0%	(217)	—	217	100.0%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(148)	2,580	(2,728)	(105.7)%	595	2,000	(1,405)	(70.3)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	154	595	(441)	(74.1)%	730	1,115	(385)	(34.5)%
Net income (loss) attributable to controlling interests	3,113	(20,174)	23,287	(115.4)%	(1,585)	(13,570)	11,985	(88.3)%
Dividends to preferred shareholders	(1,706)	(1,706)	—	—	(3,411)	(3,411)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,407	$(21,880)	$23,287	(106.4)%	$(4,996)	$(16,981)	$11,985	(70.6)%

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2019	2018	2019	2018
Same-store	94.3%	94.2%	94.9%	94.2%
Non-same-store	94.8%	87.3%	94.8%	81.0%
Total	94.4%	93.5%	94.9%	93.2%

(1)
Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant homes valued at estimated market rents. When calculating actual rents for occupied homes and market rents for vacant homes, delinquencies and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. We believe that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and our calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.

Number of Apartment Homes	June 30, 2019	June 30, 2018
Same-store	12,848	12,848
Non-same-store	1,127	855
Total	13,975	13,703
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
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons for existing apartment communities and their contribution to net income. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of our communities are performing year-over-year. We use this measure to assess whether or not we have been successful in increasing NOI, renewing the leases on existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are generally due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of our real estate portfolio.
For the comparison of the six months ended June 30, 2019 and 2018, four apartment communities were non-same-store. Sold communities are included in "Other," which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenues.  Revenue increased by 1.6% to $46.9 million for the three months ended June 30, 2019, compared to $46.2 million in the three months ended June 30, 2018. Non-same-store communities contributed $1.6 million to the increase, offset by a $2.1 million decrease from dispositions and other properties. Revenue from same-store communities increased 3.1% or $1.2 million in the three months ended June 30, 2019, compared to the same period in the prior year. The increase was attributable to 3.0% growth in average rental revenue and 0.1% growth in occupancy as weighted average occupancy increased to 94.3% from 94.2% for the three months ended June 30, 2019 and 2018, respectively.
Revenue increased by 3.7% to $92.5 million for the six months ended June 30, 2019, compared to $89.2 million in the six months ended June 30, 2018. Non-same-store communities contributed $4.8 million to the increase, offset by a $4.2 million decrease from dispositions and other properties. Revenue from same-store communities increased 3.6% or $2.8 million in the six months ended June 30, 2019, compared to the same period in the prior year. The increase was attributable to 2.9% growth in average rental revenue, including approximately $291,000 from an adjustment in our estimation of bad debt allowance in the comparable period of the prior year and 0.7% growth in occupancy as weighted average occupancy increased to 94.9% from 94.2% for the six months ended June 30, 2019 and 2018, respectively.

Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 3.1% to $19.5 million in the three months ended June 30, 2019, compared to $18.9 million in the same period of the prior year. An increase of $656,000 at non-same-store communities was offset by a decrease of $706,000 from other properties and dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 3.8% or $629,000 in the three months ended June 30, 2019, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $211,000 and insurance expense increased by $660,000, of which $324,000 was due to an adjustment in the prior year comparable period from the favorable resolution of insurance claims with remainder due to an increase in premiums. These same-store increases were partially offset by a decrease in controllable operating expenses (which exclude insurance and real estate taxes) of $241,000, primarily due to lower compensation costs as a result of a reduction in employee headcount.
Property operating expenses, including real estate taxes, increased by 3.5% to $39.6 million in the six months ended June 30, 2019, compared to $38.2 million in the same period of the prior year. An increase of $1.6 million at non-same-store communities was offset by a decrease of $1.5 million from other properties and dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 3.7% or $1.2 million in the six months ended June 30, 2019, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $298,000 and insurance expenses increased by $663,000, of which $324,000 was due to an adjustment in the prior comparable period from the favorable resolution of insurance claims with the remainder due to an increase in premiums. Controllable expenses increased by $283,000 primarily due to higher snow removal costs as a result of historically high levels of snowfall during the winter, landscaping and other maintenance costs, and partially offset by lower compensation costs as a result of a reduction in employee headcount.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.4 million in the three months ended June 30, 2019 and 2018.
Property management expense increased by 6.3% to $3.0 million in the six months ended June 30, 2019, compared to $2.8 million in the same period of the prior year. The increase in property management expense is primarily due to technology initiatives and compensation costs, including severance.
Casualty gain (loss). Casualty loss was $92,000 in the three months ended June 30, 2019 and was the result of uninsured losses. The same period of the prior year had no casualty loss.
Casualty loss was $733,000 in the six months ended June 30, 2019, an increase of $683,000 from the same period of the prior year. During the six months ended June 30, 2019, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold and record-setting snowfall, which caused excess ice and snow accumulation, resulting in water damage to some of our apartment communities. We believe that the damages will be covered by insurance and have recorded casualty losses of $641,000 during the period, representing the aggregate annual stop loss under our insurance coverage. The remaining increase is a result of uninsured water intrusion damage at one apartment community. In the same period of the prior year, we recorded only $50,000 in aggregate annual stop loss under our insurance coverage as a result of favorable claims experience.
Depreciation and amortization. Depreciation and amortization decreased by 3.6% to $18.4 million in the three months ended June 30, 2019, compared to $19.1 million in the same period of the prior year, primarily due to certain intangible assets becoming fully amortized.
Depreciation and amortization decreased by 7.8% to $36.5 million in the six months ended June 30, 2019, compared to $39.6 million in the same period of the prior year, primarily attributable to certain intangible assets becoming fully amortized and an adjustment in the prior comparable period from shortening the estimated useful life of a non-multifamily property, which elevated depreciation expense in the six months ended June 30, 2018.
General and administrative expenses.  General and administrative expenses decreased by 18.4% to $3.5 million in the three months ended June 30, 2019, compared to $4.3 million in the same period of the prior year, primarily attributable to decreases of $581,000 in legal fees related to our pursuit of recovery on a construction defect claim, $453,000 in severance-related costs, and $136,000 in real estate taxes on vacant land. These decreases were partially offset by an increase in compensation costs as a result of a decrease in open positions and higher incentive compensation related to expanding the participant pool in the long-term incentive plan.
General and administrative expenses decreased by 7.7% to $7.4 million in the six months ended June 30, 2019, compared to $8.0 million in the same period of the prior year, primarily attributable to decreases of $558,000 in severance-related costs, $265,000 in legal costs, and $200,000 in real estate tax on sold properties. These decreases were partially offset by increases in compensation costs as a result of a decrease in open positions and higher incentive compensation related to expanding the participant pool in the long-term incentive plan.
Interest expense.  Interest expense decreased by 11.4% to $7.6 million in the three months ended June 30, 2019, compared to $8.6 million in the same period of the prior year, primarily due to a decrease in the average balance of our outstanding indebtedness and the replacement of maturing debt with term loans at lower rates.
Interest expense decreased by 8.1% to $15.5 million in the six months ended June 30, 2019, compared to $16.9 million in the same period of the prior year, primarily due to a decrease in the average balance of our outstanding indebtedness and the replacement of maturing debt with term loans at lower rates.
Interest and other income. We recorded interest and other income in the three months ended June 30, 2019 and 2018 of $468,000 and $460,000, respectively.
We recorded interest and other income in the six months ended June 30, 2019 and 2018 of $892,000 and $1.1 million, respectively. The decrease for the six months ended June 30, 2019 compared to the same period of the prior year was due to a lower cash balance as proceeds received in December 2017 from the disposition of our medical office portfolio were not deployed until the end of March 2018.
Gain (loss) on sale of real estate and other investments. We recorded net gains of $615,000 in continuing operations in the three months ended June 30, 2019, and no gain or loss in the same period of the prior year. We recorded net gains of $669,000 and $2.3 million in the six months ended June 30, 2019 and 2018, respectively.
Gain (loss) on litigation settlement. We recorded a gain on litigation settlement of $6.3 million in the three and six months ended June 30, 2019 from a construction defect claim.
Income from discontinued operations. We recorded no income from discontinued operations in the three months ended June 30, 2019, compared to $238,000 in the same period of the prior year. We recorded no income from discontinued operations in the six months ended June 30, 2019, compared to $14.1 million in the same period of the prior year. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net income (loss) available to common shareholders. Net income available to common shareholders was $1.4 million for the three months ended June 30, 2019, compared to net loss of $21.9 million in the three months ended June 30, 2018. The increase in net income available to common shareholders was driven by a decrease in impairment charges and an increase in gain on litigation settlement.
Net loss available to shareholders was $5.0 million for the six months ended June 30, 2019, compared to net loss of $17.0 million in the six months ended June 30, 2018. The decrease in net loss available to shareholders was driven by a decrease in impairment charges and depreciation expense and increases in gain on litigation settlement and revenue, but was partially offset by a decrease in gains on sale of real estate.
Funds from Operations. We use the definition of Funds from Operations ("FFO") adopted by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit defines FFO as net income or loss calculated in accordance with GAAP, excluding:

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
We believe that FFO, which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, thereby providing an additional perspective on our operating results. We believe that GAAP historical cost depreciation of real estate assets is not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The exclusion in Nareit’s definition of FFO of impairment write-

downs and gains and losses from the sale of real estate assets helps to identify the operating results of the long-term assets that form the base of our investments, and assists management and investors in comparing those operating results between periods.
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
FFO applicable to common shares and Units for the three months ended June 30, 2019, increased to $18.8 million compared to $11.6 million for the comparable period ended June 30, 2018, an increase of 62.4%. This increase was primarily due to a $6.3 million gain on litigation settlement, as well as higher NOI at same-store and non-same store communities and reductions in interest expense and general and administrative expenses. The increase was partially offset by a decrease in NOI from sold properties and an increase in loss on debt extinguishment. FFO applicable to common shares and Units for the six months ended June 30, 2019, increased to $29.0 million, compared to $20.7 million for the comparable period ended June 30, 2018, an increase of 39.6%. This increase was primarily due to a $6.3 million gain on litigation settlement, as well as higher NOI at same-store and non-same-store communities and reductions in interest expense and general and administrative expenses. The increase in FFO was partially offset by decreases in NOI from sold properties and interest income and increases in weather-related casualty loss and loss on debt extinguishment.
Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
Three Months Ended June 30,	2019			2018
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income (loss) available to common shareholders	$1,407	11,729	$0.12	$(21,880)	11,928	$(1.83)
Adjustments:
Noncontrolling interests – Operating Partnership	148	1,226		(2,580)	1,407
Depreciation and amortization	18,437			19,132
Less depreciation – non real estate entities	(79)			(76)
Less depreciation – partially owned entities	(474)			(719)
Impairment of real estate	—			17,809
Gains on sale of real estate	(615)			(98)
Funds from operations applicable to common shares and Units	$18,824	12,955	$1.45	$11,588	13,335	$0.87

	(in thousands, except per share and unit amounts)
Six Months Ended June 30,	2019			2018
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net income (loss) available to common shareholders	$(4,996)	11,746	$(0.42)	$(16,981)	11,950	$(1.42)
Adjustments:
Noncontrolling interests – Operating Partnership	(595)	1,307		(2,000)	1,416
Depreciation and amortization	36,548			39,650
Less depreciation – non real estate entities	(164)			(155)
Less depreciation – partially owned entities	(1,152)			(1,442)
Impairment of real estate	—			17,809
Gains on sale of real estate	(669)			(16,134)
Funds from operations applicable to common shares and Units	$28,972	13,053	$2.22	$20,747	13,366	$1.55
(1)    Pursuant to Exchange Rights, Units of the Operating Partnership are redeemable for cash or, at our discretion, for common shares on a one-for-one basis.

(2)	Net income (loss) available to common shareholders is calculated on a per common share basis. FFO is calculated on a per common share and Unit basis.
Acquisitions and Dispositions
During the second quarter of 2019, we acquired an office building that will be used as our Minot corporate office for $2.1 million, compared to no acquisitions in the same period of the prior year. During the second quarter of 2019, we sold one parcel of unimproved land and one commercial property for an aggregate sale price of $7.3 million, compared to no dispositions in the second quarter of 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six-month periods ended June 30, 2019 and 2018.
Distributions Declared
Distributions of $0.70 and $1.40 per common share and Unit were declared during the three and six months ended June 30, 2019 and 2018, respectively. Distributions of $0.4140625 and $0.8281 per Series C preferred share were declared during the three and six months ended June 30, 2019 and 2018, respectively. Distributions of $0.9655 and $1.3088 per Series D preferred unit were declared in the three and six months ended June 30, 2019, respectively.
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
Capital Resources and Cash Flows
As of June 30, 2019, we had total liquidity of approximately $89.5 million, which included $72.1 million available on our line of credit and $17.4 million of cash and cash equivalents. As of December 31, 2018, we had total liquidity of approximately $188.8 million, which included $175.0 million on our line of credit and $13.8 million of cash and cash equivalents.
We also had restricted cash of $4.7 million and $5.5 million as of June 30, 2019 and December 31, 2018, respectively, consisting primarily of loan application deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of June 30, 2019, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool ("UAP"). The UAP provided for a borrowing capacity of approximately $250.0 million at quarter-end, offering additional borrowing availability of $72.1 million beyond the $177.9 million drawn, including the balance on our operating line of credit, as of June 30, 2019. At December 31, 2018, the line of credit borrowing capacity was $232.5 million based on the UAP, of which $57.5 million was drawn on the line. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
During the three months ended June 30, 2019, we entered into a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
As of June 30, 2019, we had 49 unencumbered apartment communities representing 56.9% of second quarter 2019 multifamily NOI, of which 14 apartment communities, representing approximately 12.3% of second quarter 2019 multifamily NOI, are not pledged under the UAP.

We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
For information regarding our cash flows for the six months ended June 30, 2019 and 2018, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended June 30, 2019, we generated capital from various activities, including:

•	The disposition of two parcels of land and one commercial building, for a total sale price of $10.3 million; and

•	The receipt of $4.0 million from the settlement of our pursuit of a recovery on a construction defect claim.
During the six months ended June 30, 2019, we used capital for various activities, including:

•
Acquiring SouthFork Townhomes, a 272-home residential apartment community located in Lakeville, Minnesota, for a total purchase price of $44.0 million, with $27.4 million paid in cash and $16.6 million paid through the issuance of Series D preferred units;

•	Repaying $74.0 million of mortgage principal;

•	Repurchasing 289,988 common shares for an aggregate total cost of approximately $15.7 million and approximately 135,000 Units for an aggregate total cost of $8.1 million;

•	Acquiring an office building for $2.1 million, which will become our new Minot, North Dakota corporate office building after renovations have been completed;

•	Acquiring the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate, located in Minot, North Dakota, for $1.3 million; and

•	Funding capital expenditures for apartment communities of approximately $6.3 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-KT for the transition period ended December 31, 2018. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-KT for the transition period ended December 31, 2018, filed with the SEC on February 27, 2019 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2019, we adopted ASU 2016-02, "Leases" which required lessees to recognize most leases on the balance sheet through right of use assets and lease liabilities. It also made certain changes to lessor accounting. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the six months ended June 30, 2019.

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
See our Transition Report on Form 10-KT for the eight months ended December 31, 2018 under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitivity. As of June 30, 2019, our exposure to market risk has not changed materially since our Transition Report on Form 10-KT for the eight months ended December 31, 2018.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended June 30, 2019 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the second quarter of 2019, we issued 8,352 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securites Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased (1)	Share and Unit(2)	Plans or Programs	Programs(3)
April 1 - 30, 2019	144,020	$59.86	15,078	$23,705,362
May 1 - 31, 2019	24,263	59.26	24,263	22,267,567
June 1 - 30, 2019	80,561	59.22	76,731	17,724,778
Total	248,844	$59.60	116,072

(1)	Includes a total of 132,772 Units redeemed for cash pursuant to the exercise of exchange rights.

(2)	Amount includes commissions paid.

(3)	Represents amounts outstanding under our $50 million share repurchase program, which was reauthorized by our Board of Trustees on December 14, 2018 for an additional one-year period.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE

*	Filed herewith

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these condensed consolidated financial statements; and (vi) the Cover Page to our Quarterly Report on Form 10-Q.

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

Date: August 7, 2019