Form 10-Q
period 2019-09-30
INVESTORS REAL ESTATE TRUST
filed 2019-11-06
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of common shares of beneficial interest outstanding as of October 29, 2019, was 11,625,141.

PART I
Item 1. Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	September 30, 2019	December 31, 2018
ASSETS
Real estate investments
Property owned	$1,720,352	$1,627,636
Less accumulated depreciation	(370,492)	(353,871)
	1,349,860	1,273,765
Unimproved land	1,376	5,301
Mortgage loans receivable	10,140	10,410
Total real estate investments	1,361,376	1,289,476
Cash and cash equivalents	8,500	13,792
Restricted cash	3,339	5,464
Other assets	30,589	27,265
TOTAL ASSETS	$1,403,804	$1,335,997
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$40,546	$40,892
Revolving lines of credit	103,143	57,500
Notes payable, net of unamortized loan costs of $994 and $1,009, respectively	269,006	143,991
Mortgages payable, net of unamortized loan costs of $1,845 and $1,777, respectively	360,886	444,197
TOTAL LIABILITIES	$773,581	$686,580
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	$—	$5,968
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at September 30, 2019 and no units issued and outstanding at December 31, 2018, aggregate liquidation preference of $16,560)	16,560	—
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 4,118 shares issued and outstanding at September 30, 2019 and December 31, 2018, aggregate liquidation preference of $102,971)	99,456	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 11,625 shares issued and outstanding at September 30, 2019 and 11,942 shares issued and outstanding at December 31, 2018)	886,598	899,234
Accumulated distributions in excess of net income	(428,680)	(429,048)
Accumulated other comprehensive income (loss)	(9,793)	(856)
Total shareholders’ equity	$547,581	$568,786
Noncontrolling interests – Operating Partnership (1,223 units at September 30, 2019 and 1,368 units at December 31, 2018)	60,169	67,916
Noncontrolling interests – consolidated real estate entities	5,913	6,747
Total equity	$613,663	$643,449
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,403,804	$1,335,997
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	$47,436	$45,406	$139,978	$134,638
EXPENSES
Property operating expenses, excluding real estate taxes	14,485	14,438	43,231	42,618
Real estate taxes	5,425	5,049	16,231	15,073
Property management expense	1,553	1,269	4,552	4,090
Casualty loss	178	225	911	275
Depreciation and amortization	18,751	19,164	55,299	58,812
Impairment of real estate investments	—	—	—	17,809
General and administrative expenses	3,448	3,147	10,803	11,114
TOTAL EXPENSES	$43,840	$43,292	$131,027	$149,791
Operating income (loss)	3,596	2,114	8,951	(15,153)
Interest expense	(7,694)	(8,193)	(23,180)	(25,051)
Loss on extinguishment of debt	(1,087)	(540)	(1,496)	(673)
Interest and other income	498	395	1,390	1,544
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(4,687)	(6,224)	(14,335)	(39,333)
Gain (loss) on sale of real estate and other investments	39,105	9,095	39,774	11,399
Gain (loss) on litigation settlement	300	—	6,586	—
Income (loss) from continuing operations	34,718	2,871	32,025	(27,934)
Income (loss) from discontinued operations	—	570	—	14,690
NET INCOME (LOSS)	$34,718	$3,441	$32,025	$(13,244)
Dividends to preferred unitholders	(160)	—	(377)	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(3,145)	(112)	(2,550)	1,888
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	183	(676)	913	439
Net income (loss) attributable to controlling interests	31,596	2,653	30,011	(10,917)
Dividends to preferred shareholders	(1,705)	(1,705)	(5,116)	(5,116)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$29,891	$948	$24,895	$(16,033)

BASIC
Earnings (loss) per common share from continuing operations – basic	$2.57	$0.04	$2.11	$(2.44)
Earnings (loss) per common share from discontinued operations – basic	—	0.04	—	1.10
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$2.57	$0.08	$2.11	$(1.34)

DILUTED
Earnings (loss) per common share from continuing operations – diluted	$2.54	$0.04	$2.11	$(2.44)
Earnings (loss) per common share from discontinued operations – diluted	—	0.04	—	1.10
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$2.54	$0.08	$2.11	$(1.34)
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$34,718	$3,441	$32,025	$(13,244)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(2,251)	948	(9,819)	3,106
(Gain) loss on derivative instrument reclassified into earnings	56	64	26	193
Total comprehensive income (loss)	$32,523	$4,453	$22,232	$(9,945)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	(2,935)	(217)	(1,680)	1,542
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	183	(676)	913	439
Comprehensive income (loss) attributable to controlling interests	$29,771	$3,560	$21,465	$(7,964)

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2017	$99,456	12,004	$902,305	$(374,365)	$(539)	$87,186	$714,043
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(10,917)		(1,764)	(12,681)
Change in fair value of derivatives					3,299		3,299
Distributions - common shares and units ($2.10 per share and unit)				(25,129)		(2,949)	(28,078)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(5,116)			(5,116)
Shares issued and share-based compensation		6	1,032				1,032
Redemption of units for common shares		24	658			(658)	—
Redemption of units for cash						(2,751)	(2,751)
Shares repurchased		(67)	(3,415)				(3,415)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(2,428)	(2,428)
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Other		(6)	(212)			(145)	(357)
Balance September 30, 2018	$99,456	11,961	$900,368	$(414,900)	$2,760	$76,491	$664,175

Balance December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				30,011		1,811	31,822
Change in fair value of derivatives					(8,937)		(8,937)
Distributions - common shares and units ($2.10 per share and unit)				(24,527)		(2,673)	(27,200)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(5,116)			(5,116)
Shares issued and share-based compensation		11	1,452				1,452
Redemption of units for common shares		8	(511)			511	—
Redemption of units for cash						(8,135)	(8,135)
Shares repurchased		(329)	(18,023)				(18,023)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Other		(7)	(83)			(95)	(178)
Balance September 30, 2019	$99,456	11,625	$886,598	$(428,680)	$(9,793)	$66,082	$613,663

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance June 30, 2018	$99,456	11,939	$899,480	$(407,482)	$1,748	$79,181	$672,383
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				2,653		964	3,617
Change in fair value of derivatives					1,012		1,012
Distributions - common shares and units ($0.70 per share and unit)				(8,366)		(972)	(9,338)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Shares issued and share-based compensation		1	421				421
Redemption of units for common shares		21	624			(624)	—
Redemption of units for cash						(4)	(4)
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(2,185)	(2,185)
Other		—	(157)			131	(26)
Balance September 30, 2018	$99,456	11,961	$900,368	$(414,900)	$2,760	$76,491	$664,175

Balance June 30, 2019	$99,456	11,656	$888,541	$(450,433)	$(7,598)	$64,034	$594,000
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				31,596		2,962	34,558
Change in fair value of derivatives					(2,195)		(2,195)
Distributions – common shares and units ($0.70 per share and unit)				(8,138)		(857)	(8,995)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Shares issued and share-based compensation		8	472				472
Redemption of units for common shares		—	10			(10)	—
Redemption of units for cash						(11)	(11)
Shares repurchased		(39)	(2,346)				(2,346)
Other		—	(79)			(36)	(115)
Balance September 30, 2019	$99,456	11,625	$886,598	$(428,680)	$(9,793)	$66,082	$613,663
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,025	$(13,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	56,169	59,895
(Gain) loss on sale of real estate, other investments, and discontinued operations	(39,774)	(25,799)
(Gain) loss on litigation settlement	(1,349)	—
Share-based compensation expense	1,452	1,032
Impairment of real estate investments	—	17,809
Other, net	2,476	1,911
Changes in other assets and liabilities:
Other assets	(705)	4,433
Accounts payable and accrued expenses	1,348	(2,855)
Net cash provided by (used by) operating activities	$51,642	$43,182
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable	(159)	(7,509)
Proceeds from sale of real estate and other investments	93,804	85,384
Payments for acquisitions of real estate assets	(156,650)	(130,144)
Payments for improvements of real estate assets	(11,860)	(11,386)
Other investing activities	247	1,488
Net cash provided by (used by) investing activities	$(74,618)	$(62,167)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	59,900	—
Principal payments on mortgages payable	(145,279)	(92,577)
Proceeds from revolving lines of credit	223,643	125,017
Principal payments on revolving lines of credit	(178,000)	(269,517)
Proceeds from notes payable	124,878	74,352
Principal payments on construction debt	—	(21,149)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(1,260)	—
Repurchase of common shares	(18,023)	(3,415)
Repurchase of partnership units	(8,135)	(2,751)
Distributions paid to common shareholders	(32,925)	(25,129)
Distributions paid to preferred shareholders	(5,116)	(5,116)
Distributions paid to preferred unitholders	(377)	—
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(3,630)	(2,949)
Distributions paid to noncontrolling interests – consolidated real estate entities	(95)	(2,428)
Other financing activities	(22)	—
Net cash provided by (used by) financing activities	$15,559	$(225,662)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,417)	(244,647)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	19,256	286,226
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$11,839	$41,579

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$9	$(1,200)
Distributions declared but not paid to common shareholders	—	9,339
Distributions declared but not paid to preferred shareholders	—	1,705
Gain on litigation settlement	1,349	—
Property acquired through issuance of Series D preferred units	16,560	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$22,746	$24,139
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended September 30, 2019 and 2018
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities, primarily in Midwest markets. As of September 30, 2019, we owned interests in 84 apartment communities consisting of 13,336 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, A North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying condensed consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end from April 30 to December 31, beginning on January 1, 2019. We filed a transition report on Form 10-KT for the transition period ended December 31, 2018, in accordance with SEC rules and regulations. Beginning on January 1, 2019, all fiscal years are from January 1 to December 31.
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
		These ASUs are effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	The new standard is not expected to have a material impact on our condensed consolidated financial statements but will require additional disclosures.
ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	The new standard is not expected to have a material impact on our condensed consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
	This ASU reduces the complexity for the accounting for costs of implementing a cloud computing service arrangement. The standard aligns various requirements for capitalizing implementation costs.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	The new standard is not expected to have a material impact on our condensed consolidated financial statements.
ASU 2019-01, Leases (Topic 842) - Codification Improvements	This ASU provides clarification on various lease related issues and provides for reduced transition disclosure requirements.
This ASU has two effective dates. The various lease issues are effective for annual reporting periods beginning after December 15, 2019. The transition disclosures are effective with the ASU 2016-02, Leases. We adopted this standard using the modified retrospective approach effective January 1, 2019.
The adoption of the standard did not have a material impact on our condensed consolidated financial statements. Refer to the "Leases" section below for transition disclosures.
ASU 2019-07, Codification Updates to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates

This ASU clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC's regulations, thereby eliminating redundancies and making the codification easier to apply.
		This ASU was effective upon issuance.	The adoption of this ASU did not have a material impact on our condensed consolidated financial statements and the related disclosures.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

	(in thousands)
Balance sheet description	September 30, 2019	September 30, 2018
Cash and cash equivalents	$8,500	$36,910
Restricted cash	3,339	4,669
Total cash, cash equivalents and restricted cash	$11,839	$41,579

As of September 30, 2019, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions.
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
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of September 30, 2019, was as follows:

(in thousands)
2019 (remainder)	$862
2020	3,488
2021	3,525
2022	3,541
2023	3,378
Thereafter	8,842
Total scheduled lease income - operating leases	$23,636

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
The following table presents the disaggregation of revenue streams for the three and nine months ended September 30, 2019:

		(in thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Applicable Standard	2019	2018	2019	2018
Fixed lease income - operating leases	Leases	$45,164	$42,311	$133,248	$125,624
Variable lease income - operating leases	Leases	1,367	—	3,999	—
Non-lease components	Revenue from contracts with customers	—	1,243	—	3,790
Other property revenue	Revenue from contracts with customers	905	1,852	2,731	5,224
Total revenue		$47,436	$45,406	$139,978	$134,638

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
During the nine months ended September 30, 2019, we recorded no impairment charges.
During the nine months ended September 30, 2018, we recognized $17.8 million of impairment charges on one apartment community, three commercial properties, and three parcels of land. We recognized impairments of $12.2 million on one apartment community in Grand Forks, North Dakota; $1.4 million on an industrial property in Bloomington, Minnesota; $922,000 on an industrial property in Woodbury, Minnesota; and $630,000 on a retail property in Minot, North Dakota. These properties were written-down to estimated fair value based on independent appraisals and market data or, in the case of the retail property, receipt of a market offer to purchase and our intent to dispose of the property. We recognized impairments of $428,000 on a parcel of land in Williston, North Dakota; $1.5 million on a parcel of land in Grand Forks, North Dakota; and $709,000 on a parcel of land in Bismarck, North Dakota. These parcels were written down to estimated fair value based on independent appraisals and market data.
MORTGAGE RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of September 30, 2019, the balance of the note was $10.1 million, with 12 communities remaining in the pool of assets used to secure the mortgage. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the nine months ended September 30, 2019 and 2018, we received and recognized approximately $428,000 and $455,000 of interest income, respectively.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. We funded an additional $341,000 upon satisfaction of certain conditions set forth in the loan agreement. The note bears an interest rate of 6.0%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date. Interest payments are due when the note matures. As of September 30, 2019, the balance of the note, including accrued interest, was $17.3 million which appears in other assets on our Condensed Consolidated Balance Sheets.

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
GAIN ON LITIGATION SETTLEMENT
During the three and nine months ended September 30, 2019, we recorded a gain on litigation settlement of $300,000 and $6.6 million, respectively, from the settlement on a construction defect claim. The gain consisted of $5.2 million of cash received and $1.4 million of liabilities waived under the terms of the settlement.
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
Performance-based restricted stock awards and RSUs of 37,822 and 24,844 for the three months ended September 30, 2019 and 2018, respectively, and 37,822 and 24,844, respectively, for the nine months ended September 30, 2019 and 2018 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common stock for the periods presented and, therefore, were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018:

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NUMERATOR
Income (loss) from continuing operations – controlling interests	$31,596	$2,142	$30,011	$(24,058)
Income (loss) from discontinued operations – controlling interests	—	511	—	13,141
Net income (loss) attributable to controlling interests	31,596	2,653	30,011	(10,917)
Dividends to preferred shareholders	(1,705)	(1,705)	(5,116)	(5,116)
Numerator for basic earnings (loss) per share – net income available to common shareholders	29,891	948	24,895	(16,033)
Noncontrolling interests – Operating Partnership	3,145	112	2,550	(1,888)
Dividends to preferred unitholders	160	—	377	—
Numerator for diluted earnings (loss) per share	$33,196	$1,060	$27,822	$(17,921)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	11,625	11,932	11,705	11,944
Effect of redeemable operating partnership units	1,223	1,386	1,282	1,407
Effect of Series D preferred units	228	—	181	—
Effect of dilutive restricted stock awards and restricted stock units	11	—	6	—
Denominator for diluted earnings per share	13,087	13,318	13,174	13,351

Earnings (loss) per common share from continuing operations – basic	$2.57	$0.04	$2.11	$(2.44)
Earnings (loss) per common share from discontinued operations – basic	—	0.04	—	1.10
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$2.57	$0.08	$2.11	$(1.34)

Earnings (loss) per common share from continuing operations – diluted	$2.54	$0.04	$2.11	$(2.44)
Earnings (loss) per common share from discontinued operations – diluted	—	0.04	—	1.10
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$2.54	$0.08	$2.11	$(1.34)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 1.2 million and 1.4 million outstanding Units at September 30, 2019 and December 31, 2018, respectively.
Common Shares and Equity Awards. Common shares outstanding on September 30, 2019 and December 31, 2018, totaled 11.6 million and 11.9 million, respectively. There were 8,662 shares issued upon the vesting of equity awards under our 2015 Incentive Plan during the three months ended September 30, 2019, with a total grant-date fair value of $473,000. During the nine months ended September 30, 2019, we issued 15,380 shares, with a total grant-date fair value $930,000. During the three and nine months ended September 30, 2018, we issued 1,022 shares, with a total grant-date fair value of $67,000 and 7,248 shares, with a total grant-date fair value of $479,000, respectively, under our 2015 Incentive Plan. These shares vest based on performance and service criteria.
Exchange Rights. Pursuant to the exercise of Exchange Rights, we redeemed Units during the three and nine months ended September 30, 2019 and 2018 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three Months Ended September 30,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2019	—	$11	$62.10
2018	—	$4	$54.70

Nine Months Ended September 30,
2019	136	$8,135	$59.99
2018	49	$2,751	$55.84

(1)	The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.
We also redeemed Units in exchange for common shares in connection with Unitholders exercising their Exchange Rights during the three and nine months ended September 30, 2019 and 2018 as detailed in the table below.

	(in thousands)
Three Months Ended September 30,	Number of Units	Total Book Value
2019	—	$10
2018	21	$624

Nine Months Ended September 30,
2019	8	$511
2018	24	$658

Share Repurchase Program. On December 14, 2018, our Board of Trustees reauthorized our $50 million share repurchase program for an additional one-year period. Under this program, we may repurchase common shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time. As of September 30, 2019, $15.4 million remained available under our $50 million authorized share repurchase program. Common shares repurchased during the three and nine months ended September 30, 2019 and 2018 are detailed in the table below.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Shares	Aggregate Cost(1)	Average Price Per Share(1)
2019	39	$2,346	$59.57
2018	—	—	—

Nine Months Ended September 30,
2019	329	$18,023	$54.69
2018	67	$3,415	$51.26

(1)	Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 4.1 million shares at September 30, 2019 and December 31, 2018. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($103.0 million liquidation preference in the aggregate).
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
Redeemable Noncontrolling Interests (Mezzanine Equity). Redeemable noncontrolling interests on our Condensed Consolidated Balance Sheets represent the noncontrolling interest in joint ventures in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. During the nine months ended September 30, 2019, we acquired the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate for $1.3 million. Below is a table reflecting the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2019.

(in thousands)
Balance at December 31, 2018	$5,968
Net income	(174)
Acquisition of redeemable noncontrolling interests	(5,794)
Balance at September 30, 2019	$—

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
The following tables present NOI for the three and nine months ended September 30, 2019 and 2018, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended September 30, 2019	Multifamily	All Other	Total
Revenue	$43,916	$3,520	$47,436
Property operating expenses, including real estate taxes	18,455	1,455	19,910
Net operating income	$25,461	$2,065	$27,526
Property management			(1,553)
Casualty gain (loss)			(178)
Depreciation and amortization			(18,751)
General and administrative expenses			(3,448)
Interest expense			(7,694)
Loss on debt extinguishment			(1,087)
Interest and other income			498
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(4,687)
Gain (loss) on sale of real estate and other investments			39,105
Gain (loss) on litigation settlement			300
Net income (loss)			$34,718

	(in thousands)
Three Months Ended September 30, 2018	Multifamily	All Other	Total
Revenue	$40,885	$4,521	$45,406
Property operating expenses, including real estate taxes	17,491	1,996	19,487
Net operating income	$23,394	$2,525	$25,919
Property management			(1,269)
Casualty gain (loss)			(225)
Depreciation and amortization			(19,164)
General and administrative expenses			(3,147)
Interest expense			(8,193)
Loss on debt extinguishment			(540)
Interest and other income			395
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations			(6,224)
Gain (loss) on sale of real estate and other investments			9,095
Income (loss) from continuing operations			2,871
Income (loss) from discontinued operations			570
Net income (loss)			$3,441

	(in thousands)
Nine Months Ended September 30, 2019	Multifamily	All Other	Total
Real estate revenue	$129,457	$10,521	$139,978
Real estate expenses	54,888	4,574	59,462
Net operating income	$74,569	$5,947	$80,516
Property management expenses			(4,552)
Casualty gain (loss)			(911)
Depreciation and amortization			(55,299)
General and administrative expenses			(10,803)
Interest expense			(23,180)
Loss on debt extinguishment			(1,496)
Interest and other income			1,390
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(14,335)
Gain (loss) on sale of real estate and other investments			39,774
Gain (loss) on litigation settlement			6,586
Net income (loss)			$32,025

	(in thousands)
Nine Months Ended September 30, 2018	Multifamily	All Other	Total
Real estate revenue	$119,069	$15,569	$134,638
Real estate expenses	51,342	6,349	57,691
Net operating income	$67,727	$9,220	$76,947
Property management expenses			(4,090)
Casualty gain (loss)			(275)
Depreciation and amortization			(58,812)
Impairment of real estate investments			(17,809)
General and administrative expenses			(11,114)
Interest expense			(25,051)
Loss on debt extinguishment			(673)
Interest and other income			1,544
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations			(39,333)
Gain (loss) on sale of real estate and other investments			11,399
Income (loss) from continuing operations			(27,934)
Income (loss) from discontinued operations			14,690
Net income (loss)			$(13,244)

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of September 30, 2019, and December 31, 2018, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of September 30, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,684,943	$35,409	$1,720,352
Less accumulated depreciation	(360,955)	(9,537)	(370,492)
Total property owned	$1,323,988	$25,872	$1,349,860
Cash and cash equivalents			8,500
Restricted cash			3,339
Other assets			30,589
Unimproved land			1,376
Mortgage loans receivable			10,140
Total Assets			$1,403,804

	(in thousands)
As of December 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,582,917	$44,719	$1,627,636
Less accumulated depreciation	(340,081)	(13,790)	(353,871)
Total property owned	$1,242,836	$30,929	$1,273,765
Cash and cash equivalents			13,792
Restricted cash			5,464
Other assets			27,265
Unimproved land			5,301
Mortgage loans receivable			10,410
Total Assets			$1,335,997

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
Restrictions on Taxable Dispositions.  Twenty-four of our properties, consisting of 4,180 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders' best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code (the "Code"). Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
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
We classified no new dispositions or properties held for sale as discontinued operations during the three and nine months ended September 30, 2019 and 2018.
The following information shows the effect on net income and the gains or losses from the sales of properties classified as discontinued operations for the three and nine months ended September 30, 2019 and 2018, respectively:

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE	—	—	—	$353
EXPENSES
Property operating expenses, excluding real estate taxes	—	—	—	25
Real estate taxes	—	—	—	35
Depreciation and amortization	—	—	—	2
General and administrative	—	—	—	14
TOTAL EXPENSES	—	—	—	$76
Operating income (loss)	—	—	—	277
Interest expense	—	—	—	(1)
Other income	—	—	—	14
Income (loss) from discontinued operations before gain (loss) on sale of discontinued operations	—	—	—	290
Gain (loss) on sale of discontinued operations	—	$570	—	14,400
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	$570	—	$14,690

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $125.3 million of new real estate during the three months ended September 30, 2019, compared to no acquisitions in the three months ended September 30, 2018. Our acquisitions during the nine months ended September 30, 2019 and 2018 are detailed below.

Nine Months Ended September 30, 2019

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Units(1)	Land	Building	Intangible Assets
Multifamily
272 homes - SouthFork Townhomes - Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548
96 homes - FreightYard Townhomes and Flats - Minneapolis, MN	September 6, 2019	26,000	26,000	—	1,889	23,615	496
328 homes - Lugano at Cherry Creek - Denver, CO(3)	September 25, 2019	99,250	99,250	—	7,679	89,365	1,781
		$169,250	$152,690	$16,560	$13,070	$152,930	$2,825

Other
Minot 3100 10th St SW - Minot, ND(2)	May 23, 2019	$2,112	$2,112	—	$246	$1,866	—

Total Acquisitions		$171,362	$154,802	$16,560	$13,316	$154,796	$2,825

(1)	Value of Series D preferred units at the acquisition date.

(2)	Acquired for use as our Minot corporate office building after renovations have been completed.

(3)	Investment allocation excludes a $425,000 acquisition credit related to retail space lease-up.
Nine Months Ended September 30, 2018

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Investment Allocation
Acquisitions			Land	Building	Intangible Assets
390 homes - Westend - Denver, CO	March 28, 2018	$128,700	$25,525	$102,101	$1,074

Total Acquisitions		$128,700	$25,525	$102,101	$1,074

(1)	Acquisition cost was paid in cash.
DISPOSITIONS
During the three months ended September 30, 2019, we sold one parcel of unimproved land and six apartment communities for an aggregate sale price of $85.0 million. After deductions for closing costs and other costs associated with the dispositions, we recognized a $38.9 million aggregate gain on sale. During the three months ended September 30, 2018, we sold three apartment communities, two commercial properties, and three parcels of unimproved land. The following tables detail our dispositions for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
21 homes - Pinehurst - Billings, MT	July 26, 2019	$1,675	$961	$714
160 homes - Brookfield Village - Topeka, KS	September 24, 2019	10,350	5,853	4,497
220 homes - Crown Colony - Topeka, KS	September 24, 2019	17,200	7,876	9,324
54 homes - Mariposa - Topeka, KS	September 24, 2019	6,100	4,290	1,810
300 homes - Sherwood - Topeka, KS	September 24, 2019	26,150	11,536	14,614
308 homes - Villa West - Topeka, KS	September 24, 2019	22,950	15,165	7,785
		$84,425	$45,681	$38,744

Other
Minot 1400 31st Ave SW - Minot, ND(1)	May 23, 2019	$6,530	$6,048	$482

Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	$3,049	$3,205	$(156)
Minot 1525 24th Ave SW - Minot, ND	April 3, 2019	725	593	132
Weston - Weston, WI	July 31, 2019	600	427	173
		$4,374	$4,225	$149

Total Dispositions		$95,329	$55,954	$39,375

(1)
This property currently houses our Minot corporate office. During the second quarter of 2019, we purchased an office building which will become our Minot corporate office after renovations are completed. We will lease space in the Minot 1400 31st Ave SW building until the new office is placed in service.

Nine Months Ended September 30, 2018

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
44 homes - Dakota Commons - Williston, ND	July 26, 2018	$4,420	$3,878	$542
145 homes - Williston Garden - Williston, ND(1)	July 26, 2018	12,310	11,313	997
288 homes - Renaissance Heights - Williston, ND(2)	July 26, 2018	24,770	17,856	6,914
		$41,500	$33,047	$8,453

Other
43,404 sq ft Garden View - St. Paul, MN	January 19, 2018	$14,000	$6,191	$7,809
52,116 sq ft Ritchie Medical - St. Paul, MN	January 19, 2018	16,500	10,419	6,081
22,187 sq ft Bismarck 715 East Broadway - Bismarck, ND	March 7, 2018	5,500	3,215	2,285
7,849 sq ft Minot Southgate Retail - Minot, ND	July 12, 2018	1,925	2,056	(131)
9,052 sq ft Fresenius - Duluth, MN	July 27, 2018	1,900	1,078	822
		$39,825	$22,959	$16,866

Unimproved Land
Grand Forks - Grand Forks, ND	July 16, 2018	$3,000	$2,986	$14
Renaissance Heights - Williston, ND(3)	July 26, 2018	750	684	66
Badger Hills Unimproved - Rochester, MN	August 29, 2018	1,400	1,528	(128)
		$5,150	$5,198	$(48)

Total Dispositions		$86,475	$61,204	$25,271

(1)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 74.11% .

(2)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 87.14%.

(3)	This parcel of land was owned by a joint venture entity in which we had an interest of approximately 70.00%.

NOTE 9 • DEBT
As of September 30, 2019, we owned 84 apartment communities, of which 35 served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of September 30, 2019, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
During the three months ended September 30, 2019, we closed a $59.9 million mortgage loan. This mortgage loan is secured by four apartment communities and is priced at a fixed rate of 3.88% for the full twelve-year term of the loan. Proceeds from this loan were used to pay down balances under our line of credit.
During the three months ended September 30, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes ("unsecured senior notes"). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually and $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually.
As of September 30, 2019, we owned 49 apartment communities that were not encumbered by mortgages, with 44 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility ("unsecured credit facility") is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). As of September 30, 2019, the UAP provided for a borrowing capacity of $250.0 million, with additional borrowing availability of $146.9 million beyond the $103.1 million drawn, including the balance on our operating line of credit (discussed below). The unsecured credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the condensed consolidated balance sheets, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of September 30, 2019.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate. As of September 30, 2019, we had $293,000 outstanding on this operating line compared to no outstanding balance as of December 31, 2018.
The following table summarizes our indebtedness at September 30, 2019:

	(in thousands)
	September 30, 2019	December 31, 2018	Weighted Average Maturity in Years at September 30, 2019
Lines of credit	$103,143	$57,500	2.9
Term loans	145,000	145,000	5.1
Unsecured senior notes	125,000	—	9.6
Unsecured debt	373,143	202,500	6.0
Mortgages payable - fixed	362,731	445,974	5.7
Total debt	$735,874	$648,474	5.9
Weighted average interest rate on lines of credit (rate with swap)	3.73%	3.72%
Weighted average interest rate on term loans (rate with swap)	4.14%	4.01%
Weighted average interest rate on unsecured senior notes	3.78%	—
Weighted average interest rate on mortgages payable	4.15%	4.58%

The aggregate amount of required future principal payments on mortgages payable, term loans, and senior notes as of September 30, 2019, was as follows:

(in thousands)
2019 (remainder)	$1,599
2020	23,531
2021	55,877
2022	40,740
2023	48,359
Thereafter	462,625
Total payments	$632,731

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
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the ineffective portion of a hedging instrument is not required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loans. During the next twelve months, we estimate an additional $1.4 million will be reclassified as an increase to interest expense.
During the nine months ended September 30, 2019, we entered into a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
At September 30, 2019, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

		(in thousands)			(in thousands)
		September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Other Assets	—	$818	Accounts Payable and Accrued Expenses	$9,793	$1,675

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of September 30, 2019 and 2018.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended September 30,	2019	2018		2019	2018
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(2,251)	$948	Interest expense	$56	$64

Nine months ended September 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(9,819)	$3,106	Interest expense	$26	$193

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
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2019. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2018, consisted of real estate investments that were written-down to estimated fair value during the transition period ended December 31, 2018. The aggregate fair value of these assets by their levels in the fair value hierarchy is as follows:

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
The estimated fair values of our financial instruments as of September 30, 2019, and December 31, 2018, respectively, are as follows:

	(in thousands)
	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$8,500	$8,500	$13,792	$13,792
Mortgage and note receivable	$26,697	$26,697	$26,809	$26,809
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$103,143	$103,143	$57,500	$57,500
Notes payable(1)	$270,000	$270,000	$145,000	$145,000
Mortgages payable	$362,731	$366,144	$445,974	$444,241

(1)	Excluding the effect of interest rate swap agreements.

NOTE 12 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted and restricted common shares, and restricted stock units ("RSUs") up to an aggregate of 425,000 shares over the ten-year period in which the plan is in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
2019 LTIP Awards
Awards granted to officers on March 8, 2019, consist of time-based RSU awards for 6,391 shares and performance-based RSU awards based on relative total shareholder return (“TSR”), for 12,781 shares. All of these awards are classified as equity awards. The time-based RSU awards vest as to one-third of the shares on each of March 8, 2020, March 8, 2021, and March 8, 2022.
Awards granted on June 15, 2019, consist of 169 time-based RSUs that vest on June 15, 2020. Awards granted on August 10, 2019, consist of 100 time-based RSUs that vest on August 10, 2020. Awards granted on August 29, 2019, consist of 444 time-based RSUs that vest as to one-third on each of August 29, 2020, August 29, 2021, and August 29, 2022; 98 time-based RSUs that vest as to one-third on March 8, 2020, March 8, 2021, and March 8, 2022; and 197 performance RSUs based on TSR.
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
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.5 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in expense was primarily due to the timing of award grants in connection with the change in our fiscal year end, additional officers included in award grants, and a decrease in forfeitures in the current period compared to the prior period.
NOTE 13 • SUBSEQUENT EVENTS
On October 29, 2019, we sold five apartment communities containing 414 apartment homes in Bismarck, North Dakota for a sale price of $24.0 million. These properties included Crestview, Kirkwood Manor, North Pointe, Pebble Springs, and Westwood Park.
On November 1, 2019, we sold a commercial property in Woodbury, Minnesota for a sale price of $5.8 million.

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

•	reliance on a single asset class (multifamily) and certain geographic areas (Midwest and West regions) of the U.S.;

•	inability to succeed in any new markets we enter;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell our non-core properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	inability to raise additional equity capital;

•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	changes in operating costs, including real estate taxes, utilities, and insurance costs;

•	availability and cost of casualty insurance for losses;

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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of September 30, 2019, we owned interests in 84 apartment communities consisting of 13,336 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.7 billion at September 30, 2019, compared to $1.6 billion at December 31, 2018.
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

Overview of the Three Months Ended September 30, 2019
For the three months ended September 30, 2019, revenue increased by $2.0 million to $47.4 million, compared to $45.4 million for the three months ended September 30, 2018. Total expenses increased by $548,000 to $43.8 million for the three months ended September 30, 2019, compared to $43.3 million for the three months ended September 30, 2018. Funds from Operations ("FFO") applicable to common shares and Units for the three months ended September 30, 2019 increased to $12.2 million compared to $11.0 million for the comparable period ended September 30, 2018, primarily due to higher NOI from apartment communities. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In our ongoing efforts to improve the quality of our portfolio and balance sheet, we completed the following transactions during the third quarter of 2019:

•
We acquired FreightYard Townhomes and Flats, a 96-home apartment community located in Minneapolis, Minnesota, and Lugano at Cherry Creek, a 328-home apartment community located in Denver, Colorado, for an aggregate purchase price of $125.3 million.

•
We sold one apartment community in Billings, Montana and our entire portfolio of five properties in Topeka, Kansas for an aggregate sale price of $84.4 million. We also sold one parcel of unimproved land for $600,000.

•	We repurchased approximately 39,000 common shares for an aggregate purchase price of $2.3 million, including commissions, representing an average price of $59.57 per common share.

•	We entered into a $59.9 million mortgage loan. This mortgage loan is secured by four apartment communities and is priced at a fixed rate of 3.88% for the full twelve-year term of the loan.

•
We entered into a private shelf agreement for the issuance of up to $150.0 million of senior unsecured promissory notes. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility.

See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the three-month periods ended September 30, 2019 and 2018.

Results of Operations
The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018.
Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

	(in thousands, except percentages)
	Three Months Ended				Nine Months Ended
	September 30,		2019 vs. 2018		September 30,		2019 vs. 2018
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue
Same-store	$37,633	$36,198	$1,435	4.0%	$112,052	$108,031	$4,021	3.7%
Non-same-store	6,283	4,687	1,596	34.1%	17,405	11,038	6,367	57.7%
Other properties and dispositions	3,520	4,521	(1,001)	(22.1)%	10,521	15,569	(5,048)	(32.4)%
Total	47,436	45,406	2,030	4.5%	139,978	134,638	5,340	4.0%
Property operating expenses, including real estate taxes
Same-store	16,147	15,795	352	2.2%	48,561	47,227	1,334	2.8%
Non-same-store	2,308	1,696	612	36.1%	6,327	4,115	2,212	53.8%
Other properties and dispositions	1,455	1,996	(541)	(27.1)%	4,574	6,349	(1,775)	(28.0)%
Total	19,910	19,487	423	2.2%	59,462	57,691	1,771	3.1%
Net operating income
Same-store	21,486	20,403	1,083	5.3%	63,491	60,804	2,687	4.4%
Non-same-store	3,975	2,991	984	32.9%	11,078	6,923	4,155	60.0%
Other properties and dispositions	2,065	2,525	(460)	(18.2)%	5,947	9,220	(3,273)	(35.5)%
Total	$27,526	$25,919	$1,607	6.2%	$80,516	$76,947	$3,569	4.6%
Property management expenses	(1,553)	(1,269)	284	22.4%	(4,552)	(4,090)	462	11.3%
Casualty gain (loss)	(178)	(225)	(47)	(20.9)%	(911)	(275)	636	231.3%
Depreciation and amortization	(18,751)	(19,164)	(413)	(2.2)%	(55,299)	(58,812)	(3,513)	(6.0)%
Impairment of real estate investments	—	—	—	—	—	(17,809)	(17,809)	(100.0)%
General and administrative expenses	(3,448)	(3,147)	301	9.6%	(10,803)	(11,114)	(311)	(2.8)%
Interest expense	(7,694)	(8,193)	(499)	(6.1)%	(23,180)	(25,051)	(1,871)	(7.5)%
Loss on extinguishment of debt	(1,087)	(540)	547	101.3%	(1,496)	(673)	823	122.3%
Interest and other income	498	395	103	26.1%	1,390	1,544	(154)	(10.0)%
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(4,687)	(6,224)	1,537	24.7%	(14,335)	(39,333)	24,998	63.6%
Gain (loss) on sale of real estate and other investments	39,105	9,095	30,010	(330.0)%	39,774	11,399	28,375	248.9%
Gain (loss) on litigation settlement	300	—	300	100.0%	6,586	—	6,586	100.0%
Income (loss) from continuing operations	34,718	2,871	31,847	1,109.3%	32,025	(27,934)	59,959	(214.6)%
Income (loss) from discontinued operations	—	570	(570)	(100.0)%	—	14,690	(14,690)	(100.0)%
NET INCOME (LOSS)	$34,718	$3,441	$31,277	909.0%	$32,025	$(13,244)	$45,269	(341.8)%
Dividends to preferred unitholders	(160)	—	160	100.0%	(377)	—	377	100.0%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(3,145)	(112)	(3,033)	2,708.0%	(2,550)	1,888	(4,438)	(235.1)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	183	(676)	859	(127.1)%	913	439	474	108.0%
Net income (loss) attributable to controlling interests	31,596	2,653	28,943	1,091.0%	30,011	(10,917)	40,928	(374.9)%
Dividends to preferred shareholders	(1,705)	(1,705)	—	—	(5,116)	(5,116)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$29,891	$948	$28,943	3,053.1%	$24,895	$(16,033)	$40,928	(255.3)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Occupancy(1)	2019	2018	2019	2018
Same-store	93.3%	91.9%	94.3%	93.4%
Non-same-store	94.2%	93.4%	94.6%	87.1%
Total	93.4%	92.2%	94.4%	92.8%

(1)
Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant homes valued at estimated market rents. When calculating actual rents for occupied homes and market rents for vacant homes, delinquencies, and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. We believe that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and our calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.

Number of Apartment Homes	September 30, 2019	September 30, 2018
Same-store	11,785	12,847
Non-same-store	1,551	855
Total	13,336	13,702
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
For the comparison of the nine months ended September 30, 2019 and 2018, six apartment communities were non-same-store. Sold communities are included in "Other," which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenues.  Revenue increased by 4.5% to $47.4 million for the three months ended September 30, 2019, compared to $45.4 million in the three months ended September 30, 2018. Non-same-store communities contributed $1.6 million to the increase, offset by a $1.0 million decrease from dispositions and other properties. Revenue from same-store communities increased 4.0% or $1.4 million in the three months ended September 30, 2019, compared to the same period in the prior year. The increase was attributable to 2.6% growth in average rental revenue and 1.4% growth in occupancy as weighted average occupancy increased to 93.3% from 91.9% for the three months ended September 30, 2019 and 2018, respectively.
Revenue increased by 4.0% to $140.0 million for the nine months ended September 30, 2019, compared to $134.6 million in the nine months ended September 30, 2018. Non-same-store communities contributed $6.4 million to the increase, offset by a $5.0 million decrease from dispositions and other properties. Revenue from same-store communities increased 3.7% or $4.0 million in the nine months ended September 30, 2019, compared to the same period in the prior year. The increase was attributable to 2.8% growth in average rental revenue and 0.9% growth in occupancy as weighted average occupancy increased to 94.3% from 93.4% for the nine months ended September 30, 2019 and 2018, respectively.

Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 2.2% to $19.9 million in the three months ended September 30, 2019, compared to $19.5 million in the same period of the prior year. An increase of $612,000 at non-same-store communities was offset by a decrease of $541,000 from other properties and dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 2.2% or $352,000 in the three months ended September 30, 2019, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $200,000, of which $130,000 was due to an adjustment in the prior comparable period. Insurance expense at same-store properties increased by $383,000, of which $304,000 was due to higher deductible costs with the remainder due to an increase in premiums. These same-store increases were partially offset by a decrease in controllable operating expenses (which exclude insurance and real estate taxes) of $232,000, primarily due to lower maintenance costs.
Property operating expenses, including real estate taxes, increased by 3.1% to $59.5 million in the nine months ended September 30, 2019, compared to $57.7 million in the same period of the prior year. An increase of $2.2 million at non-same-store communities was offset by a decrease of $1.8 million from other properties and dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 2.8% or $1.3 million in the nine months ended September 30, 2019, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $474,000, of which $130,000 was due to an adjustment in the prior year comparable period from the reallocation of cost at a mixed use property. Insurance expense at same-store properties increased by $969,000, of which $324,000 was due to an adjustment in the prior comparable period from the favorable resolution of insurance claims and $383,000 was due to higher deductible costs, with the remainder due to an increase in premiums. Controllable expenses decreased by $109,000, which was primarily due to lower compensation costs as a result of a reduction in employee headcount but was partially offset by higher snow removal costs as a result of historically high levels of snowfall during the winter as well as landscaping and other maintenance costs.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.6 million in the three months ended September 30, 2019 compared to 1.3 million in the same period of the prior year. The increase was primarily driven by technology initiatives and compensation costs.
Property management expense increased by 11.3% to $4.6 million in the nine months ended September 30, 2019, compared to $4.1 million in the same period of the prior year. The increase in property management expense was primarily due to technology initiatives and compensation costs, including severance.
Casualty gain (loss). Casualty loss was $178,000 in the three months ended September 30, 2019, compared to $225,000 in the same period of the prior year.
Casualty loss was $911,000 in the nine months ended September 30, 2019, an increase of $636,000 from the same period of the prior year. During the nine months ended September 30, 2019, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold and record-setting snowfall, which caused excess ice and snow accumulation, resulting in water damage to some of our apartment communities. We believe that the damages will be covered by insurance and have recorded casualty losses of $641,000 during the period, representing the aggregate annual stop loss under our insurance coverage. The remaining increase is a result of uninsured water intrusion damage at one apartment community and uninsured water damage due to mechanical failure at another apartment community. In the same period of the prior year, we recorded only $50,000 in aggregate annual stop loss under our insurance coverage as a result of favorable claims experience.
Depreciation and amortization. Depreciation and amortization decreased by 2.2% to $18.8 million in the three months ended September 30, 2019, compared to $19.2 million in the same period of the prior year, primarily due to sold properties.
Depreciation and amortization decreased by 6.0% to $55.3 million in the nine months ended September 30, 2019, compared to $58.8 million in the same period of the prior year, primarily attributable to sold properties, certain intangible assets becoming fully amortized, and an adjustment in the prior comparable period due to shortening the estimated useful life of a non-multifamily property, which elevated depreciation expense in the nine months ended September 30, 2018.
General and administrative expenses.  General and administrative expenses increased by 9.6% to $3.4 million in the three months ended September 30, 2019, compared to $3.1 million in the same period of the prior year, primarily attributable to increases in consulting fees and compensation costs as a result of a decrease in open positions. These increases were partially offset by a decrease in legal fees related to our pursuit of recovery on a construction defect claim.
General and administrative expenses decreased by 2.8% to $10.8 million in the nine months ended September 30, 2019, compared to $11.1 million in the same period of the prior year, primarily attributable to decreases of $476,000 in legal fees related to our pursuit of recovery on a construction defect claim, $707,000 in severance-related costs, and $241,000 in real estate tax on sold parcels of land. These decreases were partially offset by an increase of $927,000 in compensation costs as a result of a decrease in open positions and higher incentive compensation related to expanding the participant pool in the long-term incentive plan.
Interest expense.  Interest expense decreased by 6.1% to $7.7 million in the three months ended September 30, 2019, compared to $8.2 million in the same period of the prior year, primarily due to the replacement of maturing debt with lower rate debt.
Interest expense decreased by 7.5% to $23.2 million in the nine months ended September 30, 2019, compared to $25.1 million in the same period of the prior year, primarily due to a decrease in the average balance of our outstanding indebtedness and the replacement of maturing debt with lower rate debt.
Loss on extinguishment of debt. We recorded a loss on extinguishment of debt in the three month ended September 30, 2019 and 2018 of $1.1 million and $540,000, respectively. We recorded a loss on extinguishment of debt in the nine months ended September 30, 2019 and 2018 of $1.5 million and $673,000, respectively.
Interest and other income. We recorded interest and other income in the three months ended September 30, 2019 and 2018 of $498,000 and $395,000, respectively. We recorded interest and other income in the nine months ended September 30, 2019 and 2018 of $1.4 million and $1.5 million, respectively.
Gain (loss) on sale of real estate and other investments. We recorded net gains of $39.1 million in continuing operations in the three months ended September 30, 2019, compared to $9.1 million in the same period of the prior year. We recorded net gains of $39.8 million and $11.4 million in the nine months ended September 30, 2019 and 2018, respectively.
Gain (loss) on litigation settlement. We recorded a gain on litigation settlement of $300,000 and $6.6 million in the three and nine months ended September 30, 2019, respectively, from the settlement of a construction defect claim.
Income from discontinued operations. We recorded no income from discontinued operations in the three months ended September 30, 2019, compared to $570,000 in the same period of the prior year. We recorded no income from discontinued operations in the nine months ended September 30, 2019, compared to $14.7 million in the same period of the prior year. See Note 7 of the Notes to the Condensed Consolidated Financial Statements in this report for further information on discontinued operations.
Net income (loss) available to common shareholders. Net income available to common shareholders was $29.9 million for the three months ended September 30, 2019, compared to net income of $948,000 in the three months ended September 30, 2018. The increase in net income available to common shareholders was driven by increases in gain on sale of properties and revenue.
Net income (loss) available to common shareholders was $24.9 million for the nine months ended September 30, 2019, compared to net loss of $16.0 million in the nine months ended September 30, 2018. The change in net income (loss) available to common shareholders was driven by increases in gain on sale of properties, gain on litigation settlement, and revenue and decreases in impairment charges and depreciation expense.
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
Due to limitations of the Nareit FFO definition, we have made certain interpretations in applying this definition. We believe that all such interpretations not specifically provided for in the Nareit definition are consistent with this definition. Nareit's FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT's main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business.
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
FFO applicable to common shares and Units for the three months ended September 30, 2019, increased to $12.2 million compared to $11.0 million for the comparable period ended September 30, 2018, an increase of 10.8%. This increase was primarily due to higher NOI at same-store and non-same store communities, reductions in interest expense, and a gain on litigation settlement. The increase was partially offset by a decrease in NOI from sold properties and increases in loss on debt extinguishment, property management expense, and general and administrative expense. FFO applicable to common shares and Units for the nine months ended September 30, 2019, increased to $41.1 million, compared to $31.7 million for the comparable period ended September 30, 2018, an increase of 29.7%. This increase was primarily due to a $6.6 million gain on litigation settlement, as well as higher NOI at same-store and non-same-store communities and reductions in interest expense and general and administrative expenses. The increase in FFO was partially offset by decreases in NOI from sold properties and increases in weather-related casualty loss, loss on debt extinguishment, and property management expenses.
Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) available to common shareholders	$29,891	$948	$24,895	$(16,033)
Adjustments:
Noncontrolling interests – Operating Partnership	3,145	112	2,550	(1,888)
Depreciation and amortization	18,751	19,164	55,299	58,814
Less depreciation – non real estate	(71)	(76)	(235)	(231)
Less depreciation – partially owned entities	(452)	(673)	(1,604)	(2,115)
Impairment of real estate	—	—	—	17,809
(Gain) loss on sale of real estate	(39,105)	(8,499)	(39,774)	(24,633)
Funds from operations applicable to common shares and Units	$12,159	$10,976	$41,131	$31,723

Funds from operations applicable to common shares and Units	$12,159	$10,976	$41,131	$31,723
Dividends to preferred unitholders	160	—	377	—
Funds from operations applicable to common shares and Units - diluted	$12,319	$10,976	$41,508	$31,723

Per Share Data
Earnings (loss) per common share - diluted	$2.54	$0.08	$2.11	$(1.34)
FFO per share and Unit - diluted	$0.93	$0.82	$3.15	$2.38

Weighted average shares and Units - diluted	13,087	13,318	13,174	13,351
Acquisitions and Dispositions
During the third quarter of 2019, we acquired a 96-home apartment community in Minneapolis, Minnesota, and a 328-home apartment community in Denver, Colorado, for an aggregate purchase price of $125.3 million, compared to no acquisitions in the same period of the prior year. During the third quarter of 2019, we sold one parcel of unimproved land and six apartment communities for an aggregate sale price of $85.0 million, compared to eight dispositions in the third quarter of 2018. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the nine-month periods ended September 30, 2019 and 2018.
Distributions Declared
Distributions of $0.70 and $2.10 per common share and Unit were declared during the three and nine months ended September 30, 2019 and 2018, respectively. Distributions of $0.4140625 and $1.2421875 per Series C preferred share were declared during the three and nine months ended September 30, 2019 and 2018, respectively. Distributions of $0.9655 and $2.2743 per Series D preferred unit were declared during the three and nine months ended September 30, 2019, respectively.
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
Our primary sources of liquidity are cash and cash equivalents on hand, our unsecured credit facility, and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, offerings of preferred and common stock under our shelf registration statement, offerings of preferred and common units under our limited partnership agreement, and unsecured debt or long-term secured mortgages.
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
Capital Resources and Cash Flows
As of September 30, 2019, we had total liquidity of approximately $155.4 million, which included $146.9 million available on our line of credit and $8.5 million of cash and cash equivalents. As of December 31, 2018, we had total liquidity of approximately $188.8 million, which included $175.0 million on our line of credit and $13.8 million of cash and cash equivalents.
We also had restricted cash of $3.3 million and $5.5 million as of September 30, 2019 and December 31, 2018, respectively, consisting primarily of loan application deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of September 30, 2019, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool ("UAP"). The UAP provided for a borrowing capacity of approximately $250.0 million at quarter-end, offering additional borrowing availability of $146.9 million beyond the $103.1 million drawn, including the balance on our operating line of credit, as of September 30, 2019. At December 31, 2018, the line of credit borrowing capacity was $232.5 million based on the UAP, of which $57.5 million was drawn on the line. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
During the three months ended September 30, 2019, we closed on a $59.9 million mortgage loan. This mortgage loan is secured by four apartment communities and is priced at a fixed rate of 3.88% for the full twelve-year term of the loan. Proceeds from this loan were used to pay down balances on our line of credit under our revolving credit facility.
During the three months ended September 30, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. An additional $25.0 million remains available under this agreement.
As of September 30, 2019, we had 49 unencumbered apartment communities representing 56.0% of third quarter 2019 multifamily NOI.

We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
For information regarding our cash flows for the nine months ended September 30, 2019 and 2018, see the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the nine months ended September 30, 2019, we generated capital from various activities, including:

•	The disposition of three parcels of land, one commercial property, and six apartment communities, for a total sale price of $95.3 million; and

•	The receipt of $5.2 million from the settlement of our pursuit of a recovery on a construction defect claim.

•	The receipt of $59.9 million from a mortgage secured by four apartment communities and $125.0 million from a private shelf agreement.
During the nine months ended September 30, 2019, we used capital for various activities, including:

•
Acquiring SouthFork Townhomes, a 272-home residential apartment community located in Lakeville, Minnesota, for a total purchase price of $44.0 million, with $27.4 million paid in cash and $16.6 million paid through the issuance of Series D preferred units;

•	Repaying $143.1 million of mortgage principal;

•	Repurchasing 329,369 common shares for an aggregate total cost of approximately $18.0 million and 135,596 Units for a total cost of $8.1 million;

•	Acquiring an office building for $2.1 million, which will become our Minot, North Dakota corporate office building after renovations have been completed;

•	Acquiring the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate, located in Minot, North Dakota, for $1.3 million;

•
Acquiring FreightYard Townhomes & Flats, a 96-home residential apartment community located in Minneapolis, Minnesota, and Lugano at Cherry Creek, a 328-home residential apartment community located in Denver, Colorado, for an aggregate purchase price of $125.3 million; and

•	Funding capital improvements for apartment communities of approximately $11.9 million.
Contractual Obligations and Other Commitments
During the three months ended September 30, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually and $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually under this facility.
Contractual obligations and other commitments were disclosed in our Form 10-KT for the transition period ended December 31, 2018. Other than the unsecured senior notes, there have been no material changes to our contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-KT for the transition period ended December 31, 2018, filed with the SEC on February 27, 2019 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2019, we adopted ASU 2016-02, "Leases" which required lessees to recognize most leases on the balance sheet through right of use assets and lease liabilities. It also made certain changes to lessor accounting. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the nine months ended September 30, 2019.

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
During the three months ended September 30, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes with fixed rates that reduce our exposure to interest rate fluctuation. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually and $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually under this facility. The proceeds from this facility were used to repay outstanding amounts under our credit facility and retire mortgage debt and partially fund the acquisition of Lugano at Cherry Creek. As a result of entering into this facility, we have been able to eliminate the 2019 maturities, lengthen the average debt maturity duration, and lower our weighted average interest rate of debt.
See our Transition Report on Form 10-KT for the eight months ended December 31, 2018 under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitivity. As of September 30, 2019, our exposure to market risk has not changed materially since our Transition Report on Form 10-KT for the eight months ended December 31, 2018.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended September 30, 2019 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the third quarter of 2019, we issued no unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securites Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased (1)	Share and Unit(2)	Plans or Programs	Programs(3)
July 1 - 31, 2019	39,441	$59.57	39,381	$15,378,896
August 1 - 31, 2019	30	60.40	—	15,378,896
September 1 - 30, 2019	92	64.68	—	15,378,896
Total	39,563	$59.58	39,381

(1)	Includes a total of 182 Units redeemed for cash pursuant to the exercise of exchange rights.

(2)	Amount includes commissions paid.

(3)	Represents amounts outstanding under our $50 million share repurchase program, which was reauthorized by our Board of Trustees on December 14, 2018 for an additional one-year period.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Note Purchase and Private Shelf Agreement, dated as of September 13, 2019, by and among IRET Properties, a North Dakota Limited Partnership, as the Issuer, Investors Real Estate Trust, as the Parent, IRET, Inc., as the General Partner, certain subsidiaries of the Parent, PGIM, Inc., an affiliate of Prudential Financial, Inc., certain affiliates of PGIM, Inc., and the Purchasers of the Series A Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 16, 2019).

4.2	Form of Series A Senior Note under the Note Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 16, 2019).
4.3	Form of Series B Notes under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated October 1, 2019).
4.4	Form of Guaranty Agreement under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated September 16, 2019).
4.5
Second Amendment to Second Amended and Restated Credit Agreement and related Annex I attached thereto, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated September 16, 2019).

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
99.1	Press Release announcing Note Agreement and Credit Agreement Amendment (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 16, 2019).
99.2	Investor Presentation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 16, 2019).
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE

*	Filed herewith

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these condensed consolidated financial statements; and (vi) the Cover Page to our Quarterly Report on Form 10-Q.

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

Date: November 6, 2019