Form 10-K
period 2019-12-31
INVESTORS REAL ESTATE TRUST
filed 2020-02-19
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission File Number 001-35624
INVESTORS REAL ESTATE TRUST
(Exact name of Registrant as specified in its charter)

North Dakota		45-0311232
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
1400 31st Avenue SW	Suite 60	Post Office Box 1988
Minot	ND	58702-1988
(Address of principal executive offices)		(Zip code)
701-837-4738
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, no par value	IRET	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares	IRET-PC	New York Stock Exchange
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

Large accelerated filer	☑	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐      Yes                    ☑      No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2019 was 679,479,919 based on the last reported sale price on the New York Stock Exchange on June 30, 2019. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 12, 2020, was 12,098,979.
References in this Annual Report on Form 10-K to the “Company,” “IRET,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of IRET’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•	economic conditions in markets in which we own apartment communities or in which we may invest in the future;

•
rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors;

•
adverse changes in our markets, including future demand for apartment homes in our markets, barriers of entry into new markets, limitations on our ability to increase rental rates, and inability to reinvest sales proceeds successfully;

•	reliance on a single asset class (multifamily) and certain geographic areas (Midwest and West regions) of the U.S.;

•	inability to acquire or develop properties and expand our operations into new markets successfully;

•	inability to provide high-quality housing and consistent operation of our apartment communities;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell certain properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	financing risks, including our potential inability to obtain debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	changes in operating costs, including real estate taxes, utilities, and insurance costs;

•
inability to continue to satisfy complex tax rules in order to maintain our status as a REIT, inability of the Operating Partnership to maintain its status as a partnership for tax purposes, and the risk of changes in laws affecting REITs;

•	inability to attract and retain qualified personnel;

•	cyber liability or potential liability for breaches of our privacy or information security systems;

•	increasing social media activity regarding our properties that could adversely affect our business or reputation;

•	inability to address catastrophic weather, natural events, and climate change;

•	inability to comply with environmental laws and regulations; and

•	other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.
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
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2019, we owned interests in 69 apartment communities, containing 11,953 homes and having a total real estate investment amount, net of accumulated depreciation, of $1.3 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end from April 30 to December 31, effective as of January 1, 2019. As a result of this change, we filed a transition report on Form 10-KT for the eight-month transition period ended December 31, 2018, in accordance with SEC rules and regulations. The references in this Annual Report on Form 10-K to the terms listed below reflect the respective period noted (all other reporting periods defined separately):

Term	Financial Reporting Period
Year ended December 31, 2019	January 1, 2019 through December 31, 2019
Year ended December 31, 2018	January 1, 2018 through December 31, 2018
Transition period ended December 31, 2018	May 1, 2018 through December 31, 2018
Fiscal year ended April 30, 2018	May 1, 2017 through April 30, 2018
Fiscal year ended April 30, 2017	May 1, 2016 through April 30, 2017
For comparative purposes, unaudited data is shown for the year ended December 31, 2018 and for the eight-month period ended December 31, 2017.
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
Website and Available Information

Our internet address is www.iretapartments.com. We make available, free of charge, through the “SEC filings” tab under the Investors section of our website, our Transition Report on Form 10-KT, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, and proxy statements for our Annual Meetings of Shareholders, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. We also file press releases, investor presentations, and certain supplemental information on our website. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investors section of our website. Copies of these documents are also available free of charge to shareholders upon request addressed to the Secretary at Investors Real Estate Trust, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Annual Report on Form 10-K.

STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust, or UPREIT, and we conduct our daily business operations primarily through our operating partnership, IRET Properties, a North Dakota Limited Partnership (“IRET Properties” or the “Operating Partnership”). The sole general partner of IRET Properties is IRET, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to IRET Properties, through IRET, Inc., in exchange for the sole general partnership interest in IRET Properties. IRET Properties holds substantially all of the assets of the Company. IRET Properties conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons the Company is structured in this manner. As of December 31, 2019, IRET, Inc. owned a 92.0% interest in IRET Properties. The remaining interest in IRET Properties is held by individual limited partners.
BUSINESS STRATEGIES
Our business is focused on our mission - to provide a great home - for our residents, our employees and our investors. We fulfill this mission by providing renters well-located options that range from workforce to lifestyle housing. While fulfilling our mission, we are seeking consistent earnings growth through exceptional operations, disciplined capital allocation, and market knowledge and efficiencies. Our operations and investment strategies are the foundation for fulfilling our mission.
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
Investment Strategy
Our business objective under our current strategic plan is to employ an investment strategy that includes the following elements:

•
Investing in income-producing apartment communities that grow distributable cash flow and are located in key geographic markets with populations ranking in the top 50 U.S. metropolitan statistical areas, including expansion in the Minneapolis and Denver markets;

•	Selecting markets with favorable market characteristics, including strong growth prospects and employment forecasts, high occupancy rates, strong rent growth potential, and institutional liquidity;

•	Leveraging our portfolio to take advantage of our heightened market knowledge and regional experience;

•	Building a strong market presence in new markets; and

•	Deemphasizing our exposure to tertiary markets.

FINANCING AND DISTRIBUTIONS

To fund our investment and capital activities, we rely on a combination of issuance of common shares, preferred shares, OP Units, and borrowed funds in exchange for property. We regularly issue dividends to our shareholders. Each of these is described below.

At-the-Market Offering
In November 2019, we entered into an equity distribution agreement in connection with an at-the-market offering ("2019 ATM Program") through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the year ended December 31, 2019, we issued 308,444 common shares under the 2019 ATM Program at an average price of $72.29 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $22.0 million. As of December 31, 2019, we had common shares having an aggregate offering price of up to $127.7 million remaining available under the 2019 ATM Program.
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
Bank Financing and Other Debt
As of December 31, 2019, we owned 69 apartment communities, of which 24 properties served as collateral for mortgage loans. All of these mortgages payable were non-recourse to us other than for standard carve-out obligations. Our primary unsecured credit facility is a revolving, multi-bank line of credit, with borrowing capacity based on the value of properties contained in the unencumbered asset pool. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election.
During the year ended December 31, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes ("unsecured senior notes"). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually. We have $25.0 million remaining available under the private shelf agreement.
As of December 31, 2019, we owned 45 apartment communities that were not encumbered by mortgages, with 45 of these properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility ("unsecured credit facility") is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool (“UAP”). The UAP provided for a borrowing capacity of $250.0 million at December 31, 2019, providing additional borrowing availability of $199.9 million beyond the $50.1 million drawn, including the balance on our operating line of credit (discussed below), priced at an interest rate of 3.81%, including the impact of our interest rate swap. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election.
Under our primary unsecured credit facility, we also have a $70.0 million unsecured term loan, which matures on January 15, 2024, and a $75.0 million unsecured term loan, which matures on August 31, 2025.
We also have a $6.0 million operating line of credit, which is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2019, our ratio of total indebtedness to total gross real estate investments was 39.2%.
Issuance of Securities in Exchange for Property
Our organizational structure allows us to issue shares and limited partnership units (or "OP Units") of IRET Properties in exchange for real estate. The OP Units generally are redeemable, at our option for cash or common shares on a one-for-one basis. Generally, OP Units receive the same per unit cash distributions as the per share dividends paid on common shares.

Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of IRET Properties in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017, we did not issue any regular OP Units of IRET Properties in exchange for properties. However, on February 26, 2019, we issued 165,600 newly created Series D preferred units as partial consideration for the acquisition of

SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. The holders of the Series D preferred units do not have any voting rights.

Distributions to Shareholders
The Internal Revenue Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and a separate requirement to distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the year ended December 31, 2019 and in the transition period ended December 31, 2018 totaled approximately 69% and 82%, respectively, on a per share and unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."
EMPLOYEES

As of December 31, 2019, we had 392 employees, of which 361 were full-time and 31 were part-time.

INSURANCE
We purchase general liability and property insurance coverage for each of our properties. We also purchase limited terrorism, environmental, and flood insurance as well as other types of insurance coverage related to a variety of risks and exposures. There are certain types of losses that may not be covered or could exceed coverage limits. Due to changing market conditions, our insurance policies are also subject to increasing deductibles and coverage limits. In addition, we carry other types of insurance coverage related to a variety of risks and exposures. Based on market conditions, we may change or potentially eliminate insurance coverages or face higher deductibles or other costs. Although we believe that we have adequate insurance coverage on our properties, we may incur losses, which could be material, due to uninsured risks, deductibles and/or losses in excess of coverage limits, any of which could have a material adverse effect on our business.
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

•	increases in compensation costs due to the tight labor market in many of the markets in which we operate;

•	our ability to provide adequate maintenance for our apartment communities;

•	our ability to provide adequate insurance on our apartment communities; and

•	changes in tax laws and other government regulations that could affect the value of REITs generally or our business in particular.
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

•	expected occupancy, rental rates, and operating expenses of acquired apartment communities may differ from the actual results, or from those of our existing apartment communities;

•	we may be unable to obtain financing for acquisitions on favorable terms, or at all;

•	competition for these properties could cause us to pay higher prices or prevent us from purchasing a desired property at all;

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
Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, extended coverage, and other insurance with respect to our properties at levels that we believe to be adequate and comparable to coverage customarily obtained by owners of similar properties. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses, or our level of coverage may not continue to be available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms. We also do not maintain coverage for certain catastrophic events like hurricanes and earthquakes because the cost of such insurance is deemed by management to be higher than the risk of loss due to the location of our properties. In most cases, we have to renew our insurance policies on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. In addition, a reduction of the number of insurance providers or the unwillingness of existing insurance providers to write insurance for multifamily properties may reduce the potential availability and/or cost for obtaining insurance on our properties. Any material increases in insurance rates or decrease in available coverage in the future could adversely affect our results of operations.
Catastrophic weather, natural events, and climate change could adversely affect our business. Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, flooding, tornadoes, or other severe or inclement weather. During the year ended December 31, 2019, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold, record-setting snowfall, extensive hail storms in certain markets, and tornadoes, which caused excess ice and snow accumulation, water and hail damage, and other weather-related damage to some of our apartment communities. Although most of these losses were covered by insurance, these or other adverse and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as additional revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community.
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
Changes in federal or state laws and regulations relating to climate change could result in increased costs to our business, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue. Among other things, "green" building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management The imposition of such requirements in the future, including the imposition of new energy efficiency standards or requirements relating to resistance to inclement weather, could increase the costs of maintaining or improving our properties without a corresponding increase in revenue, thereby having an adverse effect on our financial condition or results of operation. The impact of climate change also may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.
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
Our operations are concentrated in certain regions of the United States, and we are subject to general economic conditions in the regions in which we operate. Our overall operations are concentrated in the Midwest region and portions of the West region of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions, and competition from other communities and alternative forms of housing. In particular, our performance is influenced by job growth and unemployment rates in the areas in which we operate. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experience natural disasters or more pronounced effects of climate change, the value of our portfolio, our results of operations, and our ability to make payments on our debt and to make distributions could be adversely affected.
Our business depends on our ability to continue to provide high quality housing and consistent operation of our apartment communities, the failure of which could adversely affect our business and results of operations. Our business depends on providing our residents with quality housing and reliable services (including utilities), along with the consistent operation of our communities and their associated amenities, including covered parking, swimming pools, clubhouses with fitness facilities, playground areas, and other similar features. We may be required to undertake significant capital expenditures to renovate or reconfigure our communities in order to attract new residents and retain existing residents. The delayed delivery, material reduction, or prolonged interruption in any of these services may cause our residents to terminate their leases, may result in the reduction of rents and/or may result in an increase in our costs. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power failure, inclement weather, physical or electronic security breaches, vandalism or acts of terrorism, or other similar events. Any of these issues could cause our residents to terminate or fail to renew their leases, could expose us to additional costs or liability claims, and could damage our reputation, any of which could impact our ability to provide quality housing and consistent operation of our apartment communities, which in turn could materially affect our business and results of operations.
Competition may negatively impact our earnings. We compete with many kinds of institutions, including other REITs, private partnerships, individuals, pension funds, and banks in attracting residents and finding investment opportunities. Many of these institutions are active in the markets in which we invest and have greater financial and other resources than we do, including access to capital on more favorable terms. Our apartment communities compete directly with other multifamily apartment communities, single-family homes, condominiums, and other short-term rentals.
Short-term leases could expose us to the effects of declining market rents. Our apartment leases are generally for a term of 18 months or less. Because these leases generally allow residents to leave at the expiration of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Because real estate investments are relatively illiquid and various other factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate. We may have limited ability to change our portfolio of properties quickly in response to our strategic plan and changes in economic or other conditions, and the prohibitions under the federal income tax laws on REITs holding property for sale and related regulations may affect our ability to sell properties. Under certain circumstances, the Internal Revenue Code (the "Code") imposes penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. Our ability to dispose of assets also may be limited by constraints on our ability to use disposition proceeds to make acquisitions on financially attractive terms. Some of our properties were acquired using limited partnership units of IRET Properties, our operating partnership, and are subject to certain tax-protection agreements that restrict our ability to sell these properties in transactions that would create current taxable income to the former owners. As a result, we are motivated to structure the sale of these assets as tax-free exchanges, the requirements of which are technical and may be difficult to achieve.
Inability to manage growth effectively may adversely affect our operating results. We have experienced significant growth at various times in the past and may do so in the future, principally through the acquisition of additional real estate properties. Effective management of rapid growth presents challenges, including:

•	the need to expand our management team and staff;

•	the need to enhance internal operating systems and controls; and

•	the ability to consistently achieve targeted returns on individual properties.
We may not be able to maintain similar rates of growth in the future or manage our growth effectively.
Adverse changes in taxes and other laws may affect our liabilities relating to our properties and operations. Increases in real estate taxes, including recent property tax increases in several of the markets in which we operate, and service and transfer taxes may adversely affect our cash available for distributions and our ability to pay amounts due on our debt. Similarly, changes in laws that increase the potential liability for environmental conditions or that affect development, construction, and safety requirements may result in significant unanticipated costs. Future enactment of rent control or rent stabilization laws or other laws regulating apartment communities may reduce rental revenues or increase operating costs.
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
We may not be able to attract and retain qualified employees. Strong economic growth in recent years has created a tight labor market in many of the markets in which we operate, and we are dependent on employees at our apartment communities to provide attractive homes for our residents. The loss of key personnel at these apartment communities, or the inability or cost of replacing such personnel at such communities, could have an adverse impact on our business and results of operations.
We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks, and services. We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. In the normal course of business, we and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and/or payroll software/services) collect and retain certain personal information provided by our residents, employees, and vendors. We also rely extensively on computer systems to process transactions and manage our business. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot provide assurance that we or our service providers will be able to prevent unauthorized access to this personal information, that our efforts to maintain the security and integrity of the information that we and our service providers collect will be effective, or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target. In some cases, these breaches are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, thereby making it impossible to entirely mitigate this risk. The risk of a breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence.
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
Expanding social media usage could present new risks. The use of social media could cause us to suffer broad reputational damage. Negative posts or comments about us through social media, whether by residents or prospective residents, could damage our reputation or that of our apartment communities, whether or not such claims or posts are valid, which in turn could adversely affect our business and results of operations. Similarly, disclosure of any non-public sensitive information relating to our business or our residents or prospective residents could damage our reputation, our business, or our results of operations. The continuing evolution of social media will present us with new and ongoing challenges and risks.
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
Risks related to joint ventures may adversely affect our financial performance and results of operations. We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, based on the financial condition and business interests of our partners, which are beyond our control and which may conflict with our interests..
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
Potential changes to the financial condition of Fannie Mae and Freddie Mac and in government support for apartment communities may adversely affect our business. Historically, we have depended on the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to provide financing for certain apartment communities. Although Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities, there are current government proposals relating to the future of agency mortgage finance in the U.S. that could involve the phase-out of Fannie Mae and Freddie Mac. Although we believe that Fannie Mae and Freddie Mac will continue to provide liquidity to the multifamily sector, any phase-out of Fannie Mae and Freddie Mac, change in their mandate, or reduction in government support for apartment communities generally could result in adverse changes to interest rates, capital availability, development of additional apartment communities, and the value of these communities.
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
The restrictive terms of indebtedness may cause acceleration of debt payments and constrain our ability to conduct certain transactions. At December 31, 2019, we and our Operating Partnership had outstanding borrowings of approximately $651.5 million. Some of this indebtedness contains financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to gross assets, among others. Some covenants present new constraints as we navigate investments and dispositions with respect to our ability to invest in certain markets, add incremental secured and recourse debt, and add overall leverage. If an event of default occurs, our lenders may increase rates or declare borrowings under the loan agreements to be due and payable immediately, which could have an adverse effect on our ability to make distributions to our shareholders and pay amounts due on our debt.
Rising interest rates may affect our cost of capital and financing activities. The potential for rising interest rates could limit our ability to refinance portions of our fixed-rate indebtedness when it matures and would increase our interest costs. We also have an unsecured credit facility that bears interest at variable rates based on amounts drawn. As a result, any increase in interest rates could increase our interest expense on our variable rate debt, increase our interest rates when refinancing fixed-rate debt, increase the cost of issuing new debt, and reduce the cash available for distribution to shareholders.
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
Potential changes to LIBOR could affect our financing covenants. LIBOR has been used as a primary benchmark for short-term interest rates, including under our credit facility. Daily LIBOR interest rates have been published since January 1, 1986 and have become deeply entrenched into the global financial markets. Post-financial crisis, regulation has significantly reduced bank appetite to issue commercial paper and wholesale deposits, which means there is a very low volume of transactions upon which banks can base their LIBOR submissions. As a result, central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing. In addition, as it relates to future and derivatives contracts, ISDA master agreements between counterparties may need to be amended or replaced, including derivative contracts in which we are invested. There can be no assurance that a new global standard will be agreed upon or that any new rate will be reflective of the original interest rate and credit risk included within LIBOR, any of which could have a material adverse effect on our financing costs as well as our business and results of operations.
Risks Related to Our Shares
Our stock price may fluctuate significantly. The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report, and several other factors, including the following:

•	regional, national, and global economic and business conditions;

•	actual or anticipated changes in our quarterly operating results or dividends;

•	changes in our estimates of funds from operations or earnings;

•	investor interest in our property portfolio;

•	the market perception and performance of REITs in general and apartment REITs in particular;

•	the market perception or trading volume of REITs relative to other investment opportunities;

•	the market perception of our financial condition, performance, distributions, and growth potential;

•	general stock and bond market conditions, including potential increases in interest rates that could lead investors to seek higher annual yields from dividends;

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
Rising interest rates could have an adverse effect on our share price. If interest rates increase, this could cause holders of our common shares and other investors to seek higher dividends on our shares or higher yields through other investments, which could adversely affect the market price of our shares.
Low trading volume on the NYSE may prevent the timely sale or resale of our shares. Although our common shares are listed on the NYSE, the daily trading volume of our shares may be lower than the trading volume for other companies. As a result of lower trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.
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
Our future growth depends, in part, on our ability to raise additional equity capital, which will have the effect of diluting the interests of our common shareholders. Our future growth depends upon, among other things, our ability to raise equity capital and issue limited partnership units of IRET Properties. Sales of substantial amounts of our common or preferred shares in the public market, or the perception that such sales or issuances might occur, may dilute the interests of the current common shareholders and could adversely affect the market price of our common shares. In addition, as a REIT, we are required to make distributions to holders of our equity securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. This limits our ability to retain cash or earnings to fund future growth and makes us more dependent on raising funds through other means, which may include raising additional equity capital.
We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Our Declaration of Trust provides for an unlimited number of shares of beneficial interest. Without the approval of our common shareholders, our Board of Trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights and preferences that are superior to the rights of the holders of our common shares. In that regard, in September 2017, we filed a shelf registration statement with the SEC that enables us to sell an undetermined number of equity and debt securities as defined in the prospectus, including under the 2019 ATM Program. Future sales of common shares, preferred shares, or convertible debt securities may dilute current shareholders and could have an adverse impact on the market price of our common shares.
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
Risks Related to Tax Matters
We may incur tax liabilities as a consequence of failing to qualify as a REIT, which could force us to borrow funds during unfavorable market conditions. We have elected to be taxed as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions, including income, asset, and distribution tests, for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make distributions to the holders of our securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90% test but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because we need to meet these tests to maintain our qualification as a REIT, it could cause us to have to forgo certain business opportunities and potentially require us to liquidate otherwise attractive investments. The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through IRET Properties, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us. If IRET Properties or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could adversely affect our business and our ability to make distributions to our shareholders and pay amounts due on our debt. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.
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
Failure of our operating partnership to qualify as a partnership would result in corporate taxation and significantly reduce the amount of cash available for distribution. We believe that IRET Properties, our operating partnership, qualifies as a partnership for federal income tax purposes. However, we can provide no assurance that the IRS will not challenge its status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were to be successful in treating IRET Properties as an entity taxable as a corporation (such as a publicly traded partnership taxable as a corporation), we would cease to qualify as a REIT because the value of our ownership interest in IRET Properties would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities and value of the outstanding securities of another corporation. The imposition of a corporate tax on IRET Properties would significantly reduce the amount of cash available for distribution.

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
Legislative or regulatory actions affecting REITs could have an adverse effect on us or our shareholders. Changes to tax laws or regulations may adversely impact our shareholders and our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations as well as statutory changes.
In 2017, Congress passed tax legislation (the “2017 Tax Cuts and Jobs Act”) that significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. The Tax Cuts and Jobs Act of 2017 also contained provisions that may reduce the relative competitive advantage of operating as a REIT. For example, the Tax Cuts and Jobs Act of 2017 lowered income tax rates on individuals and corporations, easing the burden of double taxation on corporate dividends and potentially causing the single level of taxation on REIT distributions to be relatively less attractive. The Tax Cuts and Jobs Act of 2017 also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions further limiting the deductibility of interest expense, which could disrupt the real estate market. Changes made by the 2017 Tax Cuts and Jobs Act that could affect our shareholders include the following:

•
reducing the individual U.S. federal income tax rates on ordinary income (with the highest rate being reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
permanently eliminating the progressive corporate tax rate structure, including dividends we may distribute to our shareholders that are not designated as capital gains dividends or qualified dividend income, which will allow individuals, trusts, and estate to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	reducing the highest rate of withholding on distributions to non-U.S. shareholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deductions for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (determined without regard to the dividends paid deduction); and

•	eliminating the corporate alternative minimum tax.
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

We may face risks in connection with Section 1031 exchanges. From time to time, we dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. If we are unable to meet the technical requirements of a desired Section 1031 exchange, we may be required to make a special dividend payment to our shareholders if we are unable to mitigate the taxable gains realized. The failure to reinvest proceeds from sales of properties into tax-deferred exchanges could necessitate payments to unitholders with tax protection agreements.
Complying with REIT requirements may force us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments. To qualify and maintain our status as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we fail to comply with these requirements at the end of any quarter, we must correct such failure within 30 days after the end of the quarter (by, possibly, selling assets notwithstanding their prospects as an investment) to avoid losing our REIT status. This could include potentially selling otherwise attractive assets or liquidating or foregoing otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our shareholders.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows. Even if we qualify as a REIT under the U.S. tax code, we may be subject to certain federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders.
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
Item 1B.  Unresolved Staff Comments

None.

Item 2. Communities

We are organized as a REIT under Section 856-858 of the Code and are structured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), which allows us to accept the contribution of real estate to our Operating Partnership in exchange for OP Units. Our business is focused on the ownership, management, acquisition, redevelopment, and development of apartment communities, which we own and operate through our Operating Partnership. We are a fully integrated owner-operator of apartment communities.

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

Management and Leasing of Our Real Estate Assets

We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis, Minnesota. The day-to-day management of our properties is generally carried out by our own employees. In certain markets where the amount of rentable square footage we own does not justify self-management, when properties acquired have effective pre-existing property management in place, or when particular properties are, in our judgment, not attractive candidates for self-management, we may utilize third-party professional management companies for day-to-day management. However, all decisions relating to purchase, sale, insurance coverage, major capital improvements, annual operating budgets, and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our management contracts are for terms of one year or less and provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts upon 60 days or less notice for cause or upon the property manager’s failure to meet certain specified financial performance goals.

Summary of Communities Owned as of December 31, 2019

The following table presents information regarding our 69 apartment communities and three other properties held for investment, as well as unimproved land as of December 31, 2019. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or in service for the entirety of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities. "Other" includes non-multifamily properties and non-multifamily components of mixed use properties. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Annual Report on Form 10-K.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2019
SAME-STORE
71 France - Edina, MN (1) (3) (5)	241	$66,795	97.5%
Alps Park - Rapid City, SD (1)	71	6,235	100.0%
Arcata - Golden Valley, MN (2) (5)	165	33,386	97.6%
Ashland - Grand Forks, ND (1)	84	8,639	98.8%
Avalon Cove - Rochester, MN (2)	187	36,188	90.9%
Boulder Court - Eagan, MN (2)	115	9,841	97.4%
Canyon Lake - Rapid City, SD (1)	109	6,667	98.2%
Cardinal Point - Grand Forks, ND (2) (5)	251	35,200	96.4%
Cascade Shores - Rochester, MN (1)	90	18,394	96.7%
Castlerock - Billings, MT (2)	166	8,052	97.0%
Chateau - Minot, ND (2) (5)	104	21,382	92.3%
Cimarron Hills - Omaha, NE (1)	234	15,310	93.6%
Colonial Villa - Burnsville, MN (2)	239	24,484	92.9%
Colony - Lincoln, NE (1)	232	19,229	96.1%
Commons and Landing at Southgate - Minot, ND (2)	341	55,258	94.4%
Cottonwood - Bismarck, ND (2)	268	24,384	96.6%
Country Meadows - Billings, MT (2)	133	10,088	95.5%
Crystal Bay - Rochester, MN (2)	76	12,157	100.0%
Cypress Court - St. Cloud, MN (1) (3)	196	20,905	94.4%
Deer Ridge - Jamestown, ND (2) (5)	163	25,109	95.7%
Evergreen - Isanti, MN (2)	72	7,184	93.1%
Forest Park - Grand Forks, ND (2)	268	15,283	94.8%
French Creek - Rochester, MN (2)	40	5,174	97.5%
Gardens - Grand Forks, ND (2)	74	9,345	95.9%
Grand Gateway - St. Cloud, MN (2)	116	9,869	92.2%
GrandeVille at Cascade Lake - Rochester, MN (1)	276	57,209	96.0%
Greenfield - Omaha, NE (2)	96	6,213	94.8%
Heritage Manor - Rochester, MN (2)	182	10,858	90.7%
Homestead Garden - Rapid City, SD (2)	152	15,578	94.7%
Lakeside Village - Lincoln, NE (1)	208	18,527	94.2%
Landmark - Grand Forks, ND (2)	90	2,960	95.6%
Legacy - Grand Forks, ND (1)	360	33,827	96.1%
Legacy Heights - Bismarck, ND (2) (5)	119	15,287	99.2%
Meadows - Jamestown, ND (2)	81	7,102	90.1%
Monticello Crossings - Monticello, MN (2) (5)	202	31,980	98.0%
Monticello Village - Monticello, MN (2)	60	5,457	98.3%
Northridge - Bismarck, ND (2)	68	8,677	100.0%
Olympic Village - Billings, MT (1)	274	15,636	93.8%
Olympik Village - Rochester, MN (2)	140	9,948	98.6%
Park Meadows - Waite Park, MN (1)	360	20,334	95.3%
Park Place - Plymouth, MN (2) (4) (5)	500	98,670	85.8%
Plaza - Minot, ND (2)	71	16,720	94.4%
Pointe West - Rapid City, SD (2)	90	5,918	95.6%
Ponds at Heritage Place - Sartell, MN (2)	58	5,451	94.8%
Quarry Ridge - Rochester, MN (1)	313	34,411	95.8%
Red 20 - Minneapolis, MN (1)	130	26,296	93.8%
Regency Park Estates - St. Cloud, MN (1)	147	13,609	95.9%
Rimrock West - Billings, MT (2)	78	5,915	97.4%
River Ridge - Bismarck, ND (2)	146	26,324	98.6%
Rocky Meadows - Billings, MT (2)	98	8,033	98.0%
Rum River - Isanti, MN (1)	72	6,202	91.7%
Silver Springs - Rapid City, SD (1)	52	4,196	100.0%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2019
South Pointe - Minot, ND (2)	196	$15,932	92.9%
Southpoint - Grand Forks, ND (2)	96	10,696	95.8%
Southwind - Grand Forks, ND (2)	164	9,965	87.8%
Sunset Trail - Rochester, MN (1)	146	16,580	97.9%
Thomasbrook - Lincoln, NE (1)	264	16,357	92.0%
Valley Park - Grand Forks, ND (2)	168	8,674	94.6%
Village Green - Rochester, MN (2)	36	3,586	100.0%
West Stonehill - Waite Park, MN (1)	313	19,038	97.8%
Whispering Ridge - Omaha, NE (1)	336	29,421	94.6%
Winchester - Rochester, MN (2)	115	9,046	98.3%
Woodridge - Rochester, MN (1)	110	10,559	96.4%
TOTAL SAME-STORE	10,402	$1,165,750

NON-SAME-STORE
Dylan - Denver, CO (2) (4) (5)	274	90,240	96.4%
FreightYard Townhomes & Flats - Minneapolis, MN (2)	96	25,629	92.7%
Lugano at Cherry Creek - Denver, CO (2)	328	95,548	91.8%
Oxbo - St Paul, MN (2) (4) (5)	191	57,564	97.4%
SouthFork Townhomes - Lakeville, MN (1)	272	46,538	96.0%
Westend - Denver, CO (2) (4) (5)	390	128,202	91.3%
TOTAL NON-SAME-STORE	1,551	$443,721

TOTAL MULTIFAMILY	11,953	$1,609,471

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2019
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,955	$6,764	93.6%
Lugano at Cherry Creek - Denver, CO	13,295	1,600	47.8%
Oxbo - St Paul, MN (2)	11,477	3,526	100.0%
Plaza - Minot, ND (2)	50,610	9,672	100.0%
Red 20 - Minneapolis, MN (1)	10,508	2,944	89.6%
TOTAL OTHER - MIXED USE COMMERCIAL	106,845	$24,506

OTHER - COMMERCIAL
3100 10th St SW - Minot, ND(6)	9,690	$2,111	—
Dakota West Plaza - Minot, ND	16,921	622	52.3%
Minot IPS - Minot, ND	27,698	6,368	100.0%
TOTAL OTHER - COMMERCIAL	54,309	$9,101

UNIMPROVED LAND
Rapid City - Rapid City, SD		$1,376
TOTAL UNIMPROVED LAND		$1,376

TOTAL SQUARE FOOTAGE - OTHER	161,154
TOTAL GROSS REAL ESTATE INVESTMENTS, EXCLUDING MORTGAGE NOTES RECEIVABLE		$1,644,454

(1)	Encumbered by mortgage debt.

(2)	Pledged as credit support on unencumbered asset pool for our line of credit.

(3)	Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 52.6% ownership in 71 France, and 86.1% ownership in Cypress Court.

(4)	Non-same-store for the comparison of the eight months ended December 31, 2018 to the eight months ended December 31, 2017.

(5)	Non-same-store for the comparison of fiscal years 2018 and 2017.

(6)	This is our Minot corporate office building.

Properties by State

The following table presents, as of December 31, 2019, the total amount of property owned, net of accumulated depreciation, by state:

	(in thousands)
State	Multifamily	Other	Total	% of Total
Minnesota	$600,580	$11,505	$612,085	47.3%
Colorado	300,990	1,582	302,572	23.4%
North Dakota	245,942	10,672	256,614	19.8%
Nebraska	72,414	—	72,414	5.6%
South Dakota	27,073	—	27,073	2.1%
Montana	23,198	—	23,198	1.8%
Total	$1,270,197	$23,759	$1,293,956	100.0%

Item 3. Legal Proceedings

In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Shareholders
As of February 12, 2020, there were approximately 2,689 common shareholders of record.
Unregistered Sales of Shares
Under the terms of IRET Properties’ Agreement of Limited Partnership, limited partners have the right to require IRET Properties to redeem their limited partnership units for cash generally any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to redeem such Units by either making a cash payment or exchanging the Units for our common shares, on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including that the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 100 Units, or, if such limited partner holds less than 100 Units, for less than all of the Units held by such limited partner. IRET Properties and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year, or other limitations to their Exchange Right.
During the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017, respectively, we issued an aggregate of 21,004, 19,899, 2,892, and 30,471 unregistered common shares to limited partners of IRET Properties upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
January 1 - 31, 2019	174,085	50.54	173,916	24,587,276
February 1 - 28, 2019	30	57.89	—	24,587,276
March 1 - 31, 2019	2,443	59.56	—	24,587,276
April 1, - 30, 2019	144,020	59.86	15,078	23,705,362
May 1 - 31, 2019	24,263	59.26	24,263	22,267,567
June 1 - 30, 2019	80,561	59.22	76,731	17,724,778
July 1 - 31, 2019	39,441	59.57	39,381	15,378,896
August 1 - 31, 2019	30	60.40	—	15,378,896
September 1 - 30, 2019	92	64.68	—	15,378,896
October 1 - 31, 2019	—	—	—	15,378,896
November 1 - 30, 2019	—	—	—	15,378,896
December 1 - 31, 2019	166	75.52	—	50,000,000
Total	465,131	$56.24	329,369

(1)	Includes a total of 135,762 Units redeemed for cash pursuant to the exercise of exchange rights.

(2)	Amount includes commissions paid.

(3)
Amounts for January through November represent amounts outstanding under our $50,000,000 share repurchase program, which was authorized by our Board of Trustees on December 7, 2016 reauthorized on December 5, 2017 for a one year period, and reauthorized for another one year period on December 5, 2018. On December 5, 2019, the board terminated the existing repurchase program and authorized a new $50,000,000 repurchase program.

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

Set forth below is a graph that compares, for the five years commencing December 31, 2014 and ending December 31, 2019, the cumulative total returns for our common shares with the comparable cumulative total return of two indexes, the Standard & Poor’s 500 Index (“S&P 500”) and the FTSE Nareit Equity REITs Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2014, $100 was invested in our common shares and in each of the indexes. The comparison assumes the reinvestment of all distributions.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Investors Real Estate Trust	100.00	91.58	101.67	84.91	77.36	119.31
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
FTSE Nareit Equity REITs	100.00	103.04	110.83	115.15	110.70	137.65
Source: S&P Global Market Intelligence

Item 6. Selected Financial Data
Set forth below is selected financial data on a historical basis for the year ended December 31, 2019, the eight months ended December 31, 2018, and the four most recent fiscal years ended April 30, 2018. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	Year Ended	Eight Months Ended	Fiscal Years Ended April 30,
	December 31, 2019	December 31, 2018	2018	2017	2016	2015
Consolidated Statement of Operations Data
Revenue	$185,755	$121,871	$169,745	$160,104	$145,500	$141,294
Impairment of real estate investments in continuing and discontinued operations	—	1,221	18,065	57,028	5,983	6,105
Gain (loss) on sale of discontinued operations and real estate and other investments	97,624	10,277	183,687	74,847	33,422	6,093
Income (loss) from continuing operations	84,822	(5,890)	(37,194)	(46,228)	9,182	10,237
Income (loss) from discontinued operations	—	570	164,823	76,753	67,420	18,447
Net income (loss)	84,822	(5,320)	127,629	30,525	76,602	28,684
Net income (loss) attributable to controlling interests	78,669	(4,398)	116,788	43,347	72,006	24,087

Consolidated Balance Sheet Data
Total real estate investments	1,311,472	1,289,476	1,380,245	1,121,385	1,204,654	1,057,356
Total assets	1,392,418	1,335,997	1,426,658	1,474,514	1,755,022	1,992,092
Revolving lines of credit	50,079	57,500	124,000	57,050	17,500	60,500
Notes payable	269,058	143,991	69,514	—	—	—
Mortgages payable	329,664	444,197	509,919	565,978	648,173	453,928
Total Investors Real Estate Trust shareholders’ equity	619,053	568,786	605,663	553,721	618,758	652,110

Consolidated Per Common Share Data (basic and diluted)
Earnings (loss) from continuing operations – basic	$6.06	$(0.79)	$(3.54)	$(3.01)	—	$(0.32)
Earnings (loss) from discontinued operations – basic	$—	$0.04	$12.25	$5.59	$4.91	$1.37
Net income (loss) per common share - basic	$6.06	$(0.75)	$8.71	$2.58	$4.91	$1.05

Earnings (loss) from continuing operations – diluted	$6.00	$(0.79)	$(3.54)	$(3.01)	—	$(0.32)
Earnings (loss) from discontinued operations – diluted	$—	$0.04	$12.25	$5.59	$4.91	$1.37
Net income (loss) per common share - diluted	$6.00	$(0.75)	$8.71	$2.58	$4.91	$1.05

Distributions	$2.80	$2.10	$2.80	$4.60	$5.20	$5.20

Other Data
Total apartment communities	69	87	90	87	99	100
Total homes	11,953	13,702	14,176	13,212	12,974	11,844

Funds from operations applicable to common shares and units	$52,866	$30,559	$38,941	$55,207	$103,874	$86,575

CALENDAR YEAR	2019	2018	2017	2016	2015	2014
Tax status of distributions
Capital gain	38.53%	100.00%	48.87%	87.57%	11.99%	23.09%
Ordinary income	23.43%	—	14.59%	12.43%	36.28%	25.74%
Return of capital	38.04%	—	36.54%	—	51.73%	51.17%

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
We are presenting our result of operations for the years ended December 31, 2019 and 2018, the eight months ended December 31, 2018 and 2017, and the fiscal years ended April 30, 2018 and 2017. For additional comparison of results of operations for the eight months ended December 31, 2018 and 2017, and the fiscal years ended April 30, 2018 and 2017, please refer to our Transition Report on from 10-KT filed with the SEC on February 27, 2019. Unaudited data is shown for the year ended December 31, 2018 and the eight months ended December 31, 2017.
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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2019, we owned interests in 69 apartment communities consisting of 11,953 homes as detailed in Item 2 - Properties. Property owned, as presented in the consolidated balance sheet, was $1.6 billion at December 31, 2019, compared to $1.6 billion and $1.7 billion at December 31, 2018, and April 30, 2018, respectively.
Renting apartment homes is our primary source of revenue, and our business objective is to provide great homes. We strive to maximize resident satisfaction and retention by investing in high-quality assets in desirable locations and creating vibrant apartment communities through resident-centered operations. We believe that delivering superior resident experiences will drive consistent profitability for our shareholders. We have paid quarterly distributions continuously since our first distribution in 1971.
Significant Transactions and Events for the Year Ended December 31, 2019
Financial Highlights. For the year ended December 31, 2019, our financial highlights included the following:

•	Net income of $6.00 per diluted share for the year ended December 31, 2019, compared to a loss of $1.83 per diluted share for the year ended December 31, 2018.

•	Same-store year-over-year revenue growth of 3.7%, driven by 3.0% growth in rental revenue and 0.7% growth in occupancy.
Acquisitions and Dispositions. During the year ended December 31, 2019, we completed the following transactions in furtherance of our strategic plan:

•
Continued our focus on key growth markets, expanding in Minneapolis, Minnesota and Denver, Colorado, acquiring a total of three apartment communities in these markets, consisting of 696 homes, for an aggregate purchase price of $169.3 million.

•
Exited from secondary and tertiary markets in Topeka, Kansas, Sioux City, Iowa, and Sioux Falls, South Dakota and decreased our exposure in Bismarck, North Dakota. In total, we disposed of 21 apartment communities, two other properties, and three parcels of unimproved land for an aggregate sale price of $203.1 million.

Financing Transactions. During the year ended December 31, 2019, we completed the following financing transactions:

•
Entered into an equity distribution agreement for 2019 ATM Program, through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times as we determine. During the year ended December 31, 2019, we issued 308,444 common shares under the 2019 ATM Program for total consideration, net of commissions and issuance costs, of approximately $22.0 million.

•
Entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually. We have $25.0 million remaining available under the private shelf agreement.

Outlook
We intend to continue our focus on maximizing the financial performance of the properties in our existing portfolio. To accomplish this, we have introduced initiatives to expand our operating margin by enhancing the resident experience, making value-add investments, and implementing technology solutions and expense controls. We will actively manage our existing portfolio and strategically pursue acquisitions of multifamily communities in our target markets of Minneapolis, Minnesota and Denver, Colorado as opportunities arise and market conditions allow and to explore potential new markets and acquisition opportunities. Our continued management of a strong balance sheet should provide us with flexibility to pursue both internal and external growth.

RESULTS OF OPERATIONS
Reconciliation of Operating Income (Loss) to Net Operating Income

	(in thousands, except percentages)
	Twelve Months Ended December 31,
	2019	2018	$ Change	% Change

Operating income (loss)	$11,417	$(13,602)	$25,019	(183.9)%
Adjustments:
Property management expenses	6,186	5,537	649	11.7%
Casualty loss	1,116	815	301	36.9%
Depreciation and amortization	74,271	77,624	(3,353)	(4.3)%
Impairment	—	19,030	(19,030)	(100.0)%
General and administrative expenses	14,450	14,883	(433)	(2.9)%
Net operating income	$107,440	$104,287	$3,153	3.0%
Consolidated Results of Operations
The following consolidated results of operations cover the years ended December 31, 2019 and 2018, the eight months ended December 31, 2018 and 2017, and the fiscal years ended April 30, 2018 and 2017.

	(in thousands)
	Year Ended December 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
		(unaudited)
Revenue
Same-store	$135,939	$131,149	$4,790	3.7%
Non-same-store	25,495	15,646	9,849	62.9%
Other properties and dispositions	24,321	33,573	(9,252)	(27.6)%
Total	185,755	180,368	5,387	3.0%
Property operating expenses, including real estate taxes
Same-store	58,155	56,047	2,108	3.8%
Non-same-store	9,031	5,518	3,513	63.7%
Other properties and dispositions	11,129	14,516	(3,387)	(23.3)%
Total	78,315	76,081	2,234	2.9%
Net operating income
Same-store	77,784	75,102	2,682	3.6%
Non-same-store	16,464	10,128	6,336	62.6%
Other properties and dispositions	13,192	19,057	(5,865)	(30.8)%
Total	$107,440	$104,287	$3,153	3.0%
Property management expense	(6,186)	(5,537)	649	11.7%
Casualty loss	(1,116)	(815)	301	36.9%
Depreciation and amortization	(74,271)	(77,624)	(3,353)	(4.3)%
Impairment of real estate investments	—	(19,030)	(19,030)	(100.0)%
General and administrative expenses	(14,450)	(14,883)	(433)	(2.9)%
Operating income (loss)	11,417	(13,602)	25,019	(183.9)%
Interest expense	(30,537)	(32,733)	(2,196)	(6.7)%
Loss on extinguishment of debt	(2,360)	(678)	1,682	248.1%
Interest and other income	2,092	2,027	65	3.2%
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(19,388)	(44,986)	25,598	56.9%
Gain (loss) on sale of real estate and other investments	97,624	12,011	85,613	712.8%
Gain (loss) on litigation settlement	6,586	—	6,586	100.0%
Income (loss) from continuing operations	84,822	(32,975)	117,797	(357.2)%
Income (loss) from discontinued operations	—	14,690	(14,690)	(100.0)%
NET INCOME (LOSS)	$84,822	$(18,285)	$103,107	(563.9)%
Dividends to preferred unitholders	(537)	—	(537)	(100.0)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(6,752)	2,553	(9,305)	(364.5)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	1,136	709	427	60.2%
Net income (loss) attributable to controlling interests	78,669	(15,023)	93,692	(623.7)%
Dividends to preferred shareholders	(6,821)	(6,821)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$71,848	$(21,844)	$93,692	(428.9)%

	Year Ended		Eight Months Ended		Year Ended
	December 31,		December 31,		April 30,
Weighted Average Occupancy (1)	2019	2018	2018	2017	2018	2017
Same-store	94.3%	93.6%	93.7%	93.1%	93.7%	91.5%
Non-same-store	94.1%	88.7%	90.3%	73.1%	87.9%	77.0%
Total	94.3%	93.0%	93.2%	92.1%	92.5%	89.3%

(1)
Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant homes valued at estimated market rents. When calculating actual rents for occupied homes and market rents for vacant homes, delinquencies and concessions are not taken into account. The currently offered effective rates on new leases at the community are used as the starting point in determination of the market rates of vacant homes. We believe that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at is estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and our calculation of weighted average occupancy may not be comparable to that disclosed by other real estate companies.

	December 31,		December 31,		April 30,
Number of Homes	2019	2018	2018	2017	2018	2017
Same-store	10,402	10,402	12,347	12,344	11,320	11,320
Non-same-store	1,551	1,355	1,355	965	2,856	1,892
Total	11,953	11,757	13,702	13,309	14,176	13,212
Net operating income. Net Operating Income (“NOI”) is a non-GAAP measure which we define as total real estate revenues less property operating expenses, including real estate taxes, which is reconciled to operating income (loss) in the table above. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Throughout this Annual Report on Form 10-K, we have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities and their contribution to net income. Management believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our communities are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing NOI, renewing the leases of existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store communities are due to the addition of those properties to or from our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.
For the comparison of the twelve months ended December 31, 2019 and 2018, 63 apartment communities were classified as same-store and six apartment communities were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities and communities designated as held for sale are in "Other." "Other" also includes non-multifamily properties and the non-multifamily components of mixed use properties.
Revenue.  Total revenue increased by 3.0% to $185.8 million for the year ended December 31, 2019 compared to $180.4 million in the year ended December 31, 2018. Six non-same-store apartment communities contributed $9.8 million to the increase, offset by a $9.3 million decrease from dispositions and other properties. Revenue from same-store communities increased by 3.7% or $4.8 million in the year ended December 31, 2019, compared to the same period in the prior year. Approximately 3.0% of the increase was attributable to growth in average rental revenue. Approximately 0.7% of the increase was due to higher occupancy as weighted average occupancy increased from 93.6% to 94.3% for the years ended December 31, 2018 and 2019, respectively.
Property operating expenses, including real estate taxes.  Total property operating expenses, including real estate taxes, increased by 2.9% to $78.3 million in the year ended December 31, 2019 compared to $76.1 million in the year ended December 31, 2018. A total of $3.5 million of the increase was attributable to non-same-store apartment communities but was partially offset by a decrease of $3.4 million from other properties, primarily due to dispositions. Property operating expenses at same-store communities increased by 3.8% or $2.1 million in the year ended December 31, 2019, compared to the same period in the prior year. Insurance and real estate taxes comprised $1.1 million and $263,000 of the increase, respectively, and rose by a combined 8.1%. The increase in insurance expense was due to a $324,000 adjustment in the prior year from the favorable resolution of insurance claims and $478,000 of higher deductible costs, with the remainder from an increase in premiums. Controllable operating expenses, which exclude insurance and real estate taxes, increased by $697,000 or 1.8%, primarily driven by snow removal and other maintenance costs.
Net operating income. NOI increased by 3.0% to $107.4 million in the year ended December 31, 2019 compared to $104.3 million in the year ended December 31, 2018.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $6.2 million in the year ended December 31, 2019 and $5.5 million in the year ended December 31, 2018. The increase was primarily driven by technology initiatives and compensation costs, including severance.
Casualty gain (loss). Casualty loss increased by 36.9% to $1.1 million in the year ended December 31, 2019, compared to $815,000 in the year ended December 31, 2018. During the year ended December 31, 2019, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold and record-setting snowfall, which caused excess ice and snow accumulation, resulting in water damage to some of our apartment communities. Substantially all of the damage from these weather-related events will be covered by insurance. We recorded casualty losses of $641,000 during the year, representing the aggregate annual stop loss under our insurance coverage. The remaining increase is a result of uninsured water intrusion damage at one apartment community and uninsured water damage due to mechanical failure at another apartment community. In the same period of the prior year, we recorded $50,000 in aggregate stop loss under our insurance coverage as a result of favorable claims experience.
Depreciation and amortization.  Depreciation and amortization decreased by 4.3% to $74.3 million in the year ended December 31, 2019, compared to $77.6 million in the year ended December 31, 2018. This decrease was primarily due to sold properties, certain intangible assets becoming fully amortized, and an adjustment in the prior year due to shortening the estimated useful life of a non-multifamily property, which elevated depreciation expense in the prior year.
Impairment of real estate investments.  During the year ended December 31, 2019, we had no impairment losses, reflecting the overall improvement in the quality of our current portfolio, compared to $19.0 million in the same period of the prior year. See Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K for additional information on impairments.
General and administrative expenses.  General and administrative expenses decreased by 2.9% to $14.5 million in the year ended December 31, 2019, compared to $14.9 million in the year ended December 31, 2018, primarily attributable to decreases of $737,000 in legal fees related to our pursuit of a recovery on a construction defect claim, $608,000 in severance-related costs, and $296,000 in real estate tax on sold parcels of land. These decreases were partially offset by an increase of $871,000 in compensation costs as result of a decrease in open positions and higher incentive compensation related to expanding the participant pool in the long-term incentive plan.
Operating income (loss). Operating income increased by 183.9% to $11.4 million in the year ended December 31, 2019, compared to a loss of $13.6 million in the year ended December 31, 2018.
Interest expense.  Interest expense decreased 6.7% to $30.5 million in the year ended December 31, 2019, compared to $32.7 million in the year ended December 31, 2018, primarily due to the replacement of maturing debt with lower rate debt.
Loss on extinguishment of debt. We recorded loss on extinguishment of debt in the years ended December 31, 2019 and 2018 of $2.4 million and $678,000, respectively, primarily due to prepayment penalties associated with the disposal of assets and the write-off of unamortized loan costs.
Interest and other income.  We recorded interest and other income in the years ended December 31, 2019 and 2018 of $2.1 million and $2.0 million, respectively.
Gain (loss) on sale of real estate and other investments.  In the years ended December 31, 2019 and 2018, we recorded gains on sale of real estate and other investments in continuing operations of $97.6 million and $12.0 million, respectively, primarily related to increased dispositions in 2019.

Gain (loss) on litigation settlement. In the year ended December 31, 2019, we recorded a gain on litigation settlement of $6.6 million from the settlement of a construction defect claim.
Income (loss) from discontinued operations.  We had no income from discontinued operations in the year ended December 31, 2019 compared to $14.7 million in the year ended December 31, 2018.
Acquisitions and Dispositions
We added $171.4 million of new real estate to our portfolio during the year ended December 31, 2019. We continued our portfolio transformation by disposing of our portfolios in Topeka, Kansas, Sioux Falls, South Dakota, Sioux City, Iowa, and certain communities in Bismarck, North Dakota. We sold 21 apartment communities, two commercial properties, and three parcels of land for an aggregate sale price of $203.1 million during the year ended December 31, 2019. See Note 9 of the notes to consolidated financial statements in this Annual Report for a table detailing our acquisitions and dispositions for the year ended December 31, 2019, for the transition period ended December 31, 2018, and for the fiscal year ended April 30, 2018.
Funds From Operations
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
Due to limitations of the Nareit FFO definition, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the Nareit definition are consistent with the definition. Nareit's FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT's main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business.
We believe that FFO, which is a standard supplemental measure for equity REITs, is helpful to investors in understanding our operating performance, primarily because its calculation excludes depreciation and amortization expense on real estate assets, thereby providing an additional perspective on our operating results. We believe that GAAP historical cost depreciation of real estate assets is not correlated with changes in the value of those assets, whose value does not diminish predictably over time, as historical cost depreciation implies. The exclusion in Nareit’s definition of FFO of impairment write-downs and gains and losses from the sale of real estate assets helps to identify the operating results of the long-term assets that form the base of our investments, and assists management and investors in comparing those operating results between periods.
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
Net income available to common shareholders for the year ended December 31, 2019 increased to $71.8 million compared to a loss of $21.8 million for the year ended December 31, 2018. FFO applicable to common shares and Units for the year ended December 31, 2019, increased to $52.9 million compared to $43.9 million for the year ended December 31, 2018, a change of 20.4%, primarily due to a $6.6 million gain on litigation settlement, as well as higher NOI at same-store and non-same-store communities and reductions in interest expense and general and administrative expenses. The increase in FFO was partially offset by decreases in NOI from sold properties and increases in loss on extinguishment of debt, property management expenses, and weather-related casualty loss. For a comparison of FFO applicable to common shares and Units for the eight months ended December 31, 2018 and 2017, and the fiscal years ended April 30, 2018 and 2017, please refer to our Transition Report on from 10-KT filed with the SEC on February 27, 2019.

Reconciliation of Net Income Available to Common Shareholders to Funds From Operations

	(in thousands, except per share and unit amounts)
	Years Ended December 31,		Eight Months Ended December 31,		Fiscal Years Ended April 30,
	2019	2018	2018	2017	2018	2017
Net income (loss) available to common shareholders	$71,848	$(21,844)	$(8,945)	$117,461	$104,562	$31,366
Adjustments:
Noncontrolling interests – Operating Partnership	6,752	(2,553)	(1,032)	14,222	12,702	4,059
Depreciation and amortization	74,271	77,624	50,456	63,345	90,515	55,025
Less depreciation – non real estate	(322)	(305)	(203)	(234)	(339)	(210)
Less depreciation – partially owned entities	(2,059)	(2,795)	(1,828)	(1,911)	(2,877)	(2,251)
Impairment of real estate	—	19,030	1,221	256	18,065	57,028
Less impairment - partially owned entities	—	—	—	—	—	(14,963)
(Gain) loss on sale of real estate	(97,624)	(25,245)	(9,110)	(167,553)	(183,687)	(74,847)
Funds from operations applicable to common shares and Units	$52,866	$43,912	$30,559	$25,586	$38,941	$55,207

Funds from operations applicable to common shares and Units	$52,866	$43,912	$30,559	$25,586	$38,941	$55,207
Dividends to preferred unitholders	537	—	—	—	—	—
Funds from operations applicable to common shares and Units - diluted	$53,403	$43,912	$30,559	$25,586	$38,941	$55,207

Per Share Data
Earnings (loss) per common share - diluted	$6.00	$(1.83)	$(0.75)	$9.78	$8.71	$2.59
FFO per share and Unit - diluted	$4.05	$3.29	$2.29	$1.90	$2.89	$4.02

Weighted average shares and Units - diluted	13,182	13,344	13,324	13,498	13,459	13,730
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
Our primary sources of liquidity are cash and cash equivalents on hand, and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2019 ATM Program, and unsecured debt or long-term secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D preferred units, and Units, value-add redevelopment, and acquisition of additional communities.
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to capitalize on appropriate investment opportunities as they may arise. We intend to maintain our capital structure by taking certain actions, including:

•	extending and sequencing our debt maturity dates;

•	managing interest rate exposure through the appropriate use of a mix of fixed and floating debt and utilizing our lines of credit and term loans as appropriate;

•	maintaining adequate coverage ratios on our debt obligations; and

•	where appropriate, accessing the equity markets through our 2019 ATM Program and other offerings under our shelf registration statement.
We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities and, from time to time, through draws on our lines of credit. We consider our ability to generate cash from property operating activities and draws on our lines of credit to be adequate to meet all operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, draws on our lines of credit and/or new borrowings, and we believe we will have sufficient liquidity to meet our commitments over the next twelve months.
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically invested in investment grade securities or is used to reduce balances outstanding under our line of credit. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2019, we declared cash distributions of $36.4 million to common shareholders and unitholders of IRET Properties, as compared to net cash provided by operating activities of $69.6 million and FFO of $52.9 million.
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
As of December 31, 2019, we had total liquidity of approximately $226.5 million, which included $199.9 million available on our line of credit based on the value of properties contained in our unencumbered asset pool ("UAP") and $26.6 million of cash and cash equivalents. As of December 31, 2018, we had total liquidity of approximately $188.8 million, which included $175.0 million available on our line of credit based on the UAP and $13.8 million of cash and cash equivalents. As of April 30, 2018, we had total liquidity of approximately $187.9 million, which included $176.0 million available under our line of credit based on the UAP and $11.9 million of cash and cash equivalents.
Debt
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million term loan that matures on August 31, 2025.
As of December 31, 2019, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the UAP. The UAP provided for a borrowing capacity of approximately $250.0 million at year-end, offering additional borrowing availability of $199.9 million beyond the $50.1 million drawn, including the balance on our operating line of credit, as of December 31, 2019. At December 31, 2018, the line of credit borrowing capacity was $232.5 million based on the UAP, of which $57.5 million was drawn on the line. The multi-bank line of credit bears interest either at the lender's base rate plus a margin ranging from 35 to 85 basis points, or the LIBOR, plus a margin ranging from 135 to 190 basis points based on our consolidated leverage. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes.This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
During the year ended December 31, 2019, we entered into a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.

During the year ended December 31, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. We issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. An additional $25.0 million remains available under this agreement.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $331.4 million on December 31, 2019, $446.0 million on December 31, 2018, and $512.1 million on April 30, 2018. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of December 31, 2019, the weighted average rate of interest on our mortgage debt was 4.02%, compared to 4.58% on December 31, 2018, and 4.69% on April 30, 2018. Refer to Note 6 of our consolidated financial statements contained in this Annual Report on Form 10-K for the principal payments due on our mortgage indebtedness and other tabular information.
Equity
In November 2019, we entered into an equity distribution agreement in connection with the 2019 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the year ended December 31, 2019, we issued 308,444 common shares under the 2019 ATM Program at an average price of $72.29 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $22.0 million. As of December 31, 2019, common shares having an aggregate offering price of up to $127.7 million remained available under the 2019 ATM Program.
On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares and/or Series B preferred shares over a one-year period, and subsequently reauthorized the program for two additional one-year periods.
On December 5, 2019, our Board of Trustees terminated this share repurchase program and authorized a new share purchase program to repurchase up to $50 million of our common shares or preferred shares over a one-year period. Under this new repurchase program, we may repurchase common shares or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by our executive management team. The program may be suspended or discontinued at any time. As of December 31, 2019, $50.0 million remained available under our new repurchase program. During the year ended December 31, 2019, we repurchased and retired approximately 329,000 common shares for an aggregate cost of $18.0 million, including commissions, at an average price per share of $54.69, under the previous repurchase program. During the transition period ended December 31, 2018, we repurchased and retired approximately 42,000 common shares for an aggregate cost of $2.2 million, including commissions, at an average price per share of $51.36. During the fiscal year ended April 30, 2018, we repurchased and retired approximately 178,000 common shares for an aggregate cost of $9.9 million, including commissions, at an average price per share of $55.82.
As of December 31, 2019, December 31, 2018, and April 30, 2018, we had 4.1 million Series C preferred shares outstanding. On October 30, 2017, we completed the redemption of all the outstanding 7.95% Series B Cumulative Redeemable Preferred Shares ("Preferred B Shares") for an aggregate redemption price of $115.0 million, and such shares are no longer outstanding as of such date.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2019, we had restricted cash consisting of $2.3 million of escrows held by lenders for real estate taxes, insurance, and capital additions and $17.2 million in net tax-deferred exchange proceeds remaining from a portion of our dispositions. We had restricted cash consisting of $5.5 million and $4.2 million of escrows held by lenders for real estate taxes, insurance, and capital additions as of December 31, 2018 and April 30, 2018, respectively.

The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our consolidated statements of cash flows in Item 15 of this report.
Operating Activities. For the year ended December 31, 2019, our net cash provided by operating activities was $69.6 million and impacted by:

•	The receipt of $5.2 million from the settlement of our pursuit of recovery on a construction defect claim.
Investing Activities. Net cash provided by investing activities was $7.0 million for the year ended December 31, 2019, due primarily to:

•	The disposition of 21 apartment communities, two commercial properties, and three land parcels for a total sales price of $203.1 million;

•
Acquiring SouthFork Townhomes, a 272-home apartment community located in Lakeville, Minnesota, FreightYard Townhomes and Flats, a 96-home apartment community located in Minneapolis, Minnesota, and Lugano at Cherry Creek, a 328-home apartment community located in Denver, Colorado, for an aggregate purchase price of $169.3 million;

•	Acquiring an office building for $2.1 million, which will become our Minot, North Dakota corporate office building after renovations have been completed; and

•	Funding capital expenditures for apartment communities of approximately $21.0 million.
Financing Activities. During the year ended December 31, 2019, net cash used by financing activities was $49.8 million which was primarily due to:

•	Repaying approximately $177.7 million of mortgage principal;

•	Repurchasing 465,000 common shares and Units for an aggregate cost of approximately $26.2 million;

•	Paying distributions on common shares and Units of $36.4 million;

•	The receipt of $59.9 million from a mortgage secured by four apartment communities and $125.0 million from a private shelf agreement; and

•	The receipt of $22.0 million from the issuance of 308,444 common shares under our 2019 ATM Program.
Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, term loans, unsecured senior notes, and mortgages payable. The primary line of credit matures in August 2022 and had a $50.1 million balance outstanding at December 31, 2019. We also had two term loans with an aggregate balance of $145.0 million at December 31, 2019: a $70.0 million term loan that matures in January 2024 and a $75.0 million term loan that matures in August 2025.
In addition, we had unsecured senior notes with an aggregate balance of $125.0 million at December 31, 2019. The $75.0 million of Series A senior notes mature on September 13, 2029 and the $50.0 million of Series B senior notes mature on September 30, 2028.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgages payable (principal and interest)	$412,626	$28,124	$102,009	$69,220	$213,273
Lines of credit (principal and interest)(1)	$54,849	$1,818	$53,031	—	—
Notes payable (principal and interest)	$346,289	$10,976	$21,892	$89,625	$223,796
Total	$813,764	$40,918	$176,932	$158,845	$437,069

(1)	The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2019.

Inflation
Our apartment leases generally have terms of one year or less, which means that, in an inflationary environment, we would have the ability to increase rents upon the commencement of new leases or renewal of existing leases, thereby minimizing the risk of inflation. However, the cost to operate and maintain communities could increase at a rate greater than our ability to increase rents, which could adversely affect our results of operations.
Off-Balance-Sheet Arrangements
As of December 31, 2019, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Annual Report on Form 10-K.
Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment for impairment, if any. Depreciation requires an estimate by management of the useful life of each asset as well as an allocation of the costs associated with a property to its various components. As described further below, the process of allocating property costs to its components involves a considerable amount of subjective judgments to be made by management. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 10-37 year estimated life for buildings and improvements and a 5-10 year estimated life for furniture, fixtures, and equipment. Maintenance and repairs are charged to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to twenty years.
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
Property sales or dispositions are recorded when control of the assets are transferred to the buyer and we have no significant continuing involvement with the property sold. The gain or loss on disposal is recognized net of certain closing and other costs associated with the disposition.
Acquisition of Investments in Real Estate. Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above-and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on our determination of the relative fair value of these assets. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
Capitalization of Costs. We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and re-development projects. As real estate is undergoing development or re-development, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy.

Real Estate Held For Sale.  Properties are classified as held for sale when they meet the necessary criteria, which include: (a) management, having the authority to approve the action, commits to a plan to sell the asset, and (b) the sale of the asset is probable and expected to be completed within one year. We generally consider these criteria to be met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. Real estate held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use interest rate swaps to offset the impact of interest rate fluctuations on our $70.0 million and $75.0 million variable-rate term loans and a portion of our line of credit. The swap on our $70.0 million term loan has a notional amount of $70.0 million and an average pay rate of 2.16%. The swap on our $75.0 million term loan has a notional amount of $75.0 million and an average pay rate of 2.81%. The swap on our line of credit has a notional amount of $50.0 million and an average pay rate of 2.02%. The aggregate fair value of our interest rate swaps is a liability of $7.6 million, as of December 31, 2019. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
During the year ended December 31, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes ("unsecured senior notes"). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually. The proceeds from this facility were used to repay outstanding amounts under our unsecured credit facility, retire mortgage debt, and partially fund our acquisition of Lugano at Cherry Creek. As a result of entering into this facility, we have been able to lengthen our average debt maturity duration and lower our weighted average interest rate of debt.
As of December 31, 2019, we had no variable-rate mortgage debt outstanding and $195.1 million of variable-rate borrowings under our line of credit and term loans, of which $195.0 million is fixed through interest rate swaps. We estimate that a change in 30-day LIBOR of 100 basis points with constant risk spreads would not have an impact on our net income due to our interest rate swaps on our existing variable rate debt.
Mortgage loan indebtedness decreased by $114.6 million as of December 31, 2019, compared to December 31, 2018, primarily due to loan payoffs related to property dispositions. As of December 31, 2019 and December 31, 2018, 100.0% of our $331.4 million of mortgage debt was at fixed rates of interest, with staggered maturities. As of December 31, 2019, the weighted average rate of interest on our mortgage debt was 4.02%, compared to 4.58% on December 31, 2018. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2020	2021	2022	2023	2024	Thereafter	Total	Value
Fixed Rate	$14,897	$40,523	$37,352	$48,111	$3,777	$311,716	$456,376	$457,471
Average Interest Rate(1)	4.31%	4.39%	4.25%	4.00%	3.83%	3.76%	3.95%
Variable Rate(2)	$79	—	$50,000	$—	$70,000	$75,000	$195,079	$195,079
Average Interest Rate(1)	4.21%	—	3.81%	—	3.61%	4.58%	4.05%

(1)	Interest rate is annualized and includes the effect of our interest rate swaps.

(2)	Includes $50.1 million under our line of credit and $145.0 million on our term loans.
Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2019, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2019, was effective.
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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with the policies or procedures.
Our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-4 of our consolidated financial statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.
Item 9B.  Other Information
None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,” and “Board Committees” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Annual Report on Form 10-K.
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
Item 16. 10-K Summary
None.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
1.1
Equity Distribution Agreement dated November 7, 2019 between the Company and BMO Capital Markets Corp., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 7, 2019).

3.1.
Articles of Amendment and Third Restated Declaration of Trust of Investors Real Estate Trust adopted on September 23, 2003, as amended on September 18, 2007 (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the Commission on June 30, 2014).

3.2
Sixth Restated Trustee’s Regulations (Bylaws) of Investors Real Estate Trust, adopted on September 20, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on December 10, 2018).

3.3
Articles Supplementary to the Company’s Articles of Amendment and Third Restated Declaration of Trust designating the Company’s 6.625% Series C Cumulative Redeemable Preferred Shares, no par value per share (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 8-A filed with the SEC on September 28, 2017).

4.1
Note Purchase and Private Shelf Agreement, dated as of September 13, 2019, by and among IRET Properties, a North Dakota Limited Partnership, as the Issuer, Investors Real Estate Trust, as the Parent, IRET, Inc., as the General Partner, certain subsidiaries of the Parent, PGIM, Inc., an affiliate of Prudential Financial, Inc., certain affiliates of PGIM, Inc., and the Purchasers of the Series A Notes (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.2	Form of Series A Senior Note under the Note Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.3	Form of Series B Notes under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 1, 2019).

4.4	Form of Guaranty Agreement under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.5†	Description of Securities.

10.1**	2015 Incentive Plan dated June 23, 2015 ((incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 3, 2015).

10.2**	Amendment to 2015 Incentive Plan dated April 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.3**
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

EXHIBIT NO.	DESCRIPTION
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

10.11
Second Amended and Restated Credit Agreement and related Annex I attached thereto, dated as of August 31, 2018, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 6, 2018).

10.12†
First Amendment to Second Amended and Restated Credit Agreement and related Annex I attached thereto, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent.

10.13
Second Amendment to Second Amended and Restated Credit Agreement and related Annex I attached thereto, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 17, 2019).

10.14
Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (as amended and restated through February 27, 2019) (incorporated by reference to Exhibit 10.30 to the Company's Transition Report on Form 10-K filed with the Commission on February 27, 2019).

10.15
Third Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2017).

10.16
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated as of February 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 27, 2019).

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

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2019 formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these consolidated financial statements, and (vi) the Cover Page to our Annual Report on From 10-K.

104	Cover Page Interactive Data File (formatted as Inline iXBRL and contained in Exhibit 101)
† Filed herewith
** Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2020	Investors Real Estate Trust

	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee & Chairman	February 19, 2020

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 19, 2020

/s/ John A. Kirchmann
John A. Kirchmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2020

/s/ Michael T. Dance
Michael T. Dance	Trustee	February 19, 2020

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 19, 2020

/s/ Linda J. Hall
Linda J. Hall	Trustee	February 19, 2020

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	February 19, 2020

/s/ John A. Schissel
John A. Schissel	Trustee	February 19, 2020

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 19, 2020

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Investors Real Estate Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and April 30, 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2019, eight month period ended December 31, 2018, and the years ended April 30, 2018 and 2017, and the related notes and financial statement schedule in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and April 30, 2018, and the results of its operations and its cash flows for the year ended December 31, 2019, eight month period ended December 31, 2018 and the years ended April 30, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 19, 2020 expressed an unqualified opinion.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Mortgage Loans Receivable and Notes Receivable
As described in Note 2 to the consolidated financial statements, in December 2019, the company originated a $29.9 million construction loan and a $15.3 million mezzanine loan to an unconsolidated variable interest entity ("unconsolidated VIE"), for the development of a multifamily development located in Minneapolis, Minnesota. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides the Company with an option to purchase the development. The Company concluded it is not the primary beneficiary of the unconsolidated VIE as the Company does not have the power to direct the activities which most significantly impact its economic performance nor do they have significant influence over the unconsolidated VIE. We identified the Company's VIE determination for the unconsolidated VIE transaction as a critical audit matter.
The principal consideration for our determination that the VIE determination for the unconsolidated VIE transaction is a critical audit matter is that it involves a high degree of judgment in assessing management's conclusions that the Company does not exert control over the activities that are most significant in impacting the economics of the unconsolidated VIE and therefore is not the primary beneficiary and does not consolidate the VIE.
Our audit procedures related to the VIE determination for the unconsolidated VIE transaction included the following, among others.

•
We tested the design and operating effectiveness of management's internal controls over their VIE determination, including controls over the evaluation and application of the appropriate accounting principles.

•	We inspected the construction and mezzanine loan agreements to identify and understand the provisions relevant to management's conclusion.

•
We evaluated those relevant provisions to determine whether management's conclusions were consistent with the relevant accounting guidance, specifically whether the protective rights granted to the Company through the loan agreements gave the Company the power to direct the activities most significant to the unconsolidated VIE.

•
We consulted our national office regarding the appropriateness of management’s conclusions that the Company was not the primary beneficiary of the VIE as the Company does not exert control over the activities that are most significant in impacting the economics of the VIE.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Investors Real Estate Trust
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2019 based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota
February 19, 2020

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31, 2019	December 31, 2018	April 30, 2018
ASSETS
Real estate investments
Property owned	$1,643,078	$1,627,636	$1,669,764
Less accumulated depreciation	(349,122)	(353,871)	(311,324)
	1,293,956	1,273,765	1,358,440
Unimproved land	1,376	5,301	11,476
Mortgage loans receivable	16,140	10,410	10,329
Total real estate investments	1,311,472	1,289,476	1,380,245
Cash and cash equivalents	26,579	13,792	11,891
Restricted cash	19,538	5,464	4,225
Other assets	34,829	27,265	30,297
TOTAL ASSETS	$1,392,418	$1,335,997	$1,426,658
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$47,155	$40,892	$29,018
Revolving lines of credit	50,079	57,500	124,000
Notes payable, net of unamortized loan costs of $942, $1,009 and $486, respectively	269,058	143,991	69,514
Mortgages payable, net of unamortized loan costs of $1,712, $1,777 and $2,221, respectively	329,664	444,197	509,919
TOTAL LIABILITIES	$695,956	$686,580	$732,451
COMMITMENTS AND CONTINGENCIES (NOTE 14)
REDEEMABLE NONCONTROLLING INTERESTS – CONSOLIDATED REAL ESTATE ENTITIES	$—	$5,968	$6,644
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 165,600 units issued and outstanding at December 31, 2019 and no units issued and outstanding at December 31, 2018 and April 30, 2018, aggregate liquidation preference of $16,560,000)	16,560	—	—
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 4,118,460 shares issued and outstanding at December 31, 2019, December 31, 2018, and April 30, 2018, aggregate liquidation preference of $102,971,475)	99,456	99,456	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 12,098,379 shares issued and outstanding at December 31, 2019, 11,942,372 shares issued and outstanding at December 31, 2018, and 11,952,598 shares issued and outstanding at April 30, 2018)	917,400	899,234	900,097
Accumulated distributions in excess of net income	(390,196)	(429,048)	(395,669)
Accumulated other comprehensive income (loss)	(7,607)	(856)	1,779
Total shareholders’ equity	$619,053	$568,786	$605,663
Noncontrolling interests – Operating Partnership (1,058,142 units at December 31, 2019, 1,367,502 units at December 31, 2018, and 1,409,943 units at April 30, 2018)	55,284	67,916	73,012
Noncontrolling interests – consolidated real estate entities	5,565	6,747	8,888
Total equity	$679,902	$643,449	$687,563
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,392,418	$1,335,997	$1,426,658
See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Year Ended December 31,	Eight Months Ended December 31,	Fiscal Years Ended April 30,
	2019	2018	2018	2017
REVENUE	$185,755	$121,871	$169,745	$160,104
EXPENSES
Property operating expenses, excluding real estate taxes	57,249	37,198	54,292	47,587
Real estate taxes	21,066	13,521	18,742	16,739
Property management expense	6,186	3,663	5,526	5,046
Casualty loss	1,116	915	500	414
Depreciation and amortization	74,271	50,456	82,070	44,253
Impairment of real estate investments	—	1,221	18,065	57,028
General and administrative expenses	14,450	9,812	14,203	15,871
Acquisition and investment related costs	—	—	51	3,276
TOTAL EXPENSES	174,338	116,786	193,449	190,214
Operating income (loss)	11,417	5,085	(23,704)	(30,110)
Interest expense	(30,537)	(21,359)	(34,178)	(34,314)
Loss on extinguishment of debt	(2,360)	(556)	(940)	(1,651)
Interest and other income	2,092	1,233	1,508	1,146
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(19,388)	(15,597)	(57,314)	(64,929)
Gain (loss) on sale of real estate and other investments	97,624	9,707	20,120	18,701
Gain (loss) on litigation settlement	6,586	—	—	—
Income (loss) from continuing operations	84,822	(5,890)	(37,194)	(46,228)
Income (loss) from discontinued operations	—	570	164,823	76,753
NET INCOME (LOSS)	84,822	(5,320)	127,629	30,525
Dividends to preferred unitholders	(537)	—	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(6,752)	1,032	(12,702)	(4,059)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	1,136	(110)	1,861	16,881
Net income (loss) attributable to controlling interests	78,669	(4,398)	116,788	43,347
Dividends to preferred shareholders	(6,821)	(4,547)	(8,569)	(10,546)
Redemption of preferred shares	—	—	(3,657)	(1,435)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$71,848	$(8,945)	$104,562	$31,366

BASIC
Earnings (loss) per common share from continuing operations – basic	$6.06	$(0.79)	$(3.54)	$(3.01)
Earnings (loss) per common share from discontinued operations – basic	—	0.04	12.25	5.59
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$6.06	$(0.75)	$8.71	$2.58

DILUTED
Earnings (loss) per common share from continuing operations – diluted	$6.00	$(0.79)	$(3.54)	$(3.01)
Earnings (loss) per common share from discontinued operations – diluted	$—	$0.04	$12.25	$5.59
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$6.00	$(0.75)	$8.71	$2.58
See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in thousands)
	Year Ended December 31,	Eight Months Ended December 31,	Fiscal Years Ended April 30,
	2019	2018	2018	2017
Net income (loss)	$84,822	$(5,320)	$127,629	$30,525
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(7,040)	(2,794)	1,627	—
(Gain) loss on derivative instrument reclassified into earnings	289	159	152	—
Total comprehensive income (loss)	$78,071	$(7,955)	$129,408	$30,525
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	(6,058)	1,032	(12,888)	(4,059)
Net comprehensive (income) loss attributable to noncontrolling interests – consolidated real estate entities	1,136	(110)	1,861	16,881
Comprehensive income (loss) attributable to controlling interests	$73,149	$(7,033)	$118,381	$43,347

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at April 30, 2016	$138,674	12,110	$922,084	$(442,000)	—	$99,504	$718,262
Net income (loss) attributable to controlling interest and noncontrolling interests				43,347		(12,400)	30,947
Distributions – common shares and Units ($4.60 per share and Unit)				(55,907)		(7,453)	(63,360)
Distributions – Series A preferred shares (1.0312 per Series A share)				(1,403)			(1,403)
Distributions – Series B preferred shares ($1.9875 per Series B share)				(9,143)			(9,143)
Shares issued and share-based compensation		39	358				358
Redemption of Units for common shares		50	875			(875)	—
Redemption of Units for cash						(966)	(966)
Shares repurchased	(27,317)	(79)	(4,501)	(1,435)			(33,253)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						7,188	7,188
Conversion of equity of notes receivable from noncontrolling interests - consolidated real estate entities						(7,366)	(7,366)
Acquisition of nonredeemable noncontrolling interests - consolidated real estate entities			(9,893)			5,019	(4,874)
Other			(18)			(214)	(232)
Balance at April 30, 2017	$111,357	12,120	$908,905	$(466,541)	—	$82,437	$636,158
Net income (loss) attributable to controlling interests and noncontrolling interests				116,788		11,582	128,370
Change in fair value of derivatives					1,779		1,779
Distributions – common shares and Units ($2.80 per share and Unit)				(33,689)		(4,096)	(37,785)
Distributions – Series B preferred shares ($0.9938 per Series B share)				(4,571)			(4,571)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(3,999)			(3,999)
Shares issued and share-based compensation		10	1,663				1,663
Issuance of Series C preferred shares	99,456						99,456
Redemption of Units for common shares		3	34			(34)	—
Redemption of Units for cash						(8,775)	(8,775)
Shares repurchased	(111,357)	(178)	(9,935)	(3,657)			(124,949)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						619	619
Other		(2)	(570)			167	(403)
Balance at April 30, 2018	$99,456	11,953	$900,097	$(395,669)	1,779	$81,900	$687,563

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)

	(in thousands)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at April 30, 2018	$99,456	11,953	$900,097	$(395,669)	$1,779	$81,900	$687,563
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Balance on May 1, 2018	99,456	11,953	900,097	(395,042)	1,779	81,900	688,190
Net income (loss) attributable to controlling interests and noncontrolling interests				(4,398)		(480)	(4,878)
Change in fair value of derivatives					(2,635)		(2,635)
Distributions – common shares and Units ($2.10 per share and Unit)				(25,060)		(2,917)	(27,977)
Distributions – Series C preferred shares ($1.2422 per Series C share)				(4,548)			(4,548)
Share-based compensation, net of forfeitures		3	1,042				1,042
Redemption of Units for common shares		33	649			(649)	—
Redemption of Units for cash						(498)	(498)
Shares repurchased		(42)	(2,172)				(2,172)
Distributions to nonredeemable noncontrolling interests - consolidated real estate entities						(2,432)	(2,432)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(392)	(392)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities			(175)			131	(44)
Other		(5)	(207)				(207)
Balance at December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and noncontrolling interests				78,669		5,790	84,459
Change in fair value of derivatives					(6,751)		(6,751)
Distributions – common shares and Units ($2.80 per common share and Unit)				(32,996)		(3,414)	(36,410)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,821)			(6,821)
Share-based compensation, net of forfeitures		11	1,905				1,905
Sale of common shares, net		308	22,019				22,019
Redemption of Units for common shares		173	7,823			(7,823)	—
Redemption of Units for cash						(8,147)	(8,147)
Shares repurchased		(329)	(18,023)				(18,023)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Distributions to nonredeemable noncontrolling interests – consolidated real estate entities						(220)	(220)
Other		(7)	(87)				(87)
Balance at December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902

See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,	Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2019	2018	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$84,822	$(5,320)	$127,629	$30,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,408	51,394	83,276	46,135
Depreciation and amortization from discontinued operations	—	—	8,526	10,477
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(97,624)	(10,277)	(183,687)	(74,847)
(Gain) loss on extinguishment of debt and discontinued operations	2,360	482	6,839	3,848
(Gain) loss on litigation settlement	(1,349)	—	—	—
Share-based compensation expense	1,905	845	1,587	6
Impairment of real estate investments	—	1,221	18,065	57,028
Other, net	1,096	629	1,457	3,660
Changes in other assets and liabilities:
Other assets	1,076	(1,145)	(646)	(214)
Accounts payable and accrued expenses	1,930	2,205	(7,851)	2,434
Net cash provided (used) by operating activities	$69,624	$40,034	$55,195	$79,052
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loans receivable	(6,279)	(918)	(15,480)	—
Purchase of marketable securities	(6,942)	—	—	—
Proceeds from sale of discontinued operations	—	—	426,131	237,135
Proceeds from sale of real estate and other investments	199,282	62,695	64,639	47,354
Payments for acquisitions of real estate assets	(158,466)	(977)	(374,081)	—
Payments for development of real estate assets	—	—	(2,655)	(18,274)
Payments for improvements of real estate assets	(20,954)	(11,518)	(17,980)	(41,083)
Other investing activities	366	1,889	(462)	(972)
Net cash provided (used) by investing activities	$7,007	$51,171	$80,112	$224,160
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	59,900	—	—	84,150
Principal payments on mortgages payable	(177,743)	(67,016)	(205,159)	(298,984)
Proceeds from revolving lines of credit	245,397	53,017	370,350	246,000
Principal payments on revolving lines of credit	(252,818)	(119,517)	(303,400)	(206,450)
Proceeds from notes payable and other debt	124,878	74,352	72,714	19,341
Principal payments on notes payable and other debt	—	—	(21,689)	(49,080)
Payoff of financing liability	—	—	(7,900)	—
Proceeds from sale of common shares, net of issuance costs	22,019	—	—	—
Additions to notes receivable from noncontrolling partner – consolidated real estate entities	—	—	—	(9,211)
Proceeds from noncontrolling partner – consolidated real estate entities	—	—	—	9,749
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(1,260)	—	—	(4,938)
Proceeds from sale of preferred shares	—	—	99,467	—
Repurchase of common shares	(18,023)	(2,172)	(9,935)	(4,501)
Repurchase of preferred shares	—	—	(115,017)	(28,752)
Repurchase of partnership units	(8,147)	(498)	(8,775)	(966)
Distributions paid to common shareholders	(32,891)	(16,724)	(33,689)	(55,907)
Distributions paid to preferred shareholders	(6,821)	(5,116)	(8,763)	(10,744)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(3,630)	(1,959)	(4,096)	(7,453)
Distributions paid to noncontrolling interests – consolidated real estate entities	(220)	(2,432)	(99)	(174)
Distributions paid to preferred unitholders	(377)	—	—	—
Other financing activities	(34)	—	—	—
Net cash provided (used) by financing activities	$(49,770)	$(88,065)	$(175,991)	$(317,920)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	26,861	3,140	(40,684)	(14,708)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	19,256	16,116	56,800	71,508
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$46,117	$19,256	$16,116	$56,800

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Twelve Months Ended December 31,	Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2019	2018	2018	2017
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,273	$(329)	$(3,415)	$(1,851)
Distributions declared but not paid	9,210	—	—	—
Property acquired through issuance of Series D preferred units	16,560	—	—	—
Conversion to equity of notes receivable from noncontrolling interests - consolidated real estate entities	—	670	—	9,846
Construction debt reclassified to mortgages payable	—	—	23,300	10,549
Increase in mortgage notes receivable	—	—	10,329	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $0, $0, $0 and $431, respectively	28,679	24,135	35,758	34,432
See Notes to Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019, December 31, 2018, April 30, 2018 and 2017

NOTE 1 • ORGANIZATION
Investors Real Estate Trust (“IRET,” “we” or “us”) is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2019, we held for investment 69 apartment communities with 11,953 homes. We conduct a majority of our business activities through our consolidated operating partnership, IRET Properties, a North Dakota Limited Partnership (the “Operating Partnership”), as well as through a number of other subsidiary entities.
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
On September 20, 2018, our Board of Trustees approved a change in our fiscal year-end from April 30 to December 31, effective as of January 1, 2019. As a result of this change, we filed a transition report on Form 10-KT for the eight-month transition period ended December 31, 2018, in accordance with SEC rules and regulations. The references in these notes to the consolidated financial statements to the terms listed below reflect the respective periods presented in the consolidated financial statements:

Term	Financial Reporting Period
Year ended December 31, 2019	January 1, 2019 through December 31, 2019
Transition period ended December 31, 2018	May 1, 2018 through December 31, 2018
Fiscal year ended April 30, 2018	May 1, 2017 through April 30, 2018
Fiscal year ended April 30, 2017	May 1, 2016 through April 30, 2017
Our interest in the Operating Partnership was 92.0%, 89.7%, and 89.4%, respectively, of the limited partnership units of the Operating Partnership (“Units”) as of December 31, 2019, December 31, 2018, and April 30, 2018, which includes 100% of the general partnership interest.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments; ASU 2018-19, Codification Improvements to Topic 326; ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief; ASU 2019-11, Codification improvements to Topic 326, Financial Instruments - Credit Losses

These ASUs require entities to estimate a lifetime expected credit loss for most financial assets, such as loans and other financial instruments, and to present the net amount expected to be collected. In 2018, another ASU was issued to amend ASU 2016-13 which clarifies that it does not apply to operating lease receivables. In 2019, an additional ASU was issued to provide transition relief in which an entity is allowed to elect the fair value option on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326.
These ASUs are effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.
We will elect the fair value option, as allowed by ASU 2019-05, for our mortgages receivable and notes receivable at January 1, 2020. The fair value option election is not expected to have a material impact on our consolidated financial statements but will require additional disclosures.

ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	The new standard will not have a material impact on our condensed consolidated financial statements.
ASU 2019-01, Leases (Topic 842) - Codification Improvements	This ASU provides clarification on various lease related issues and provides for reduced transition disclosure requirements.
This ASU has two effective dates. The various lease issues are effective for annual reporting periods beginning after December 15, 2019. The transition disclosures are effective with ASU 2016-02, Leases. We adopted this standard using the modified retrospective approach effective January 1, 2019.
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
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.3 billion, $1.3 billion, and $1.4 billion as of December 31, 2019, December 31, 2018, and April 30, 2018, respectively. Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on our determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. Interest of approximately $4,000 and $431,000 was capitalized in continuing and discontinued operations for the years ended April 30, 2018 and 2017, respectively. We did not capitalize interest during the year ended December 31, 2019 or the transition period ended December 31, 2018.
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, generally five to twenty years. Property sales or dispositions are recorded when control of the assets transfers to the buyer and we have no significant continuing involvement with the property sold.
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
During the year ended December 31, 2019, we did not incur a loss for impairment on real estate.
During the transition period ended December 31, 2018, we incurred a loss of $1.2 million due to impairment of a parcel of land in Bismarck, North Dakota. The parcel was written-down to estimated fair value based on receipt of a market offer to purchase and our intent to dispose of the property.
During the fiscal year ended April 30, 2018, we incurred a loss of $18.1 million due to impairment of one apartment community, three other commercial properties, and four parcels of land. We recognized impairments of $12.2 million on one apartment community in Grand Forks, North Dakota; $1.4 million on an industrial property in Bloomington, Minnesota; $922,000 on an industrial property in Woodbury, Minnesota; and $630,000 on a retail property in Minot, North Dakota. These properties were written-down to estimated fair value based on independent appraisals and market data or, in the case of the retail property, receipt of a market offer to purchase and our intent to dispose of the property. We recognized impairments of $428,000 on a parcel of land in Williston, North Dakota; $1.5 million on a parcel of land in Grand Forks, North Dakota; and $256,000 and $709,000 on two parcels of land in Bismarck, North Dakota. These parcels were written down to estimated fair value based on independent appraisals and market data.
During the fiscal year ended April 30, 2017, we incurred a loss of $57.0 million due to impairment of 16 apartment communities and two parcels of unimproved land. We recognized impairments of $40.9 million, $5.8 million, $4.7 million, and $2.8 million, respectively, on three apartment communities and one parcel of unimproved land in Williston, North Dakota, due to deterioration of this energy-impacted market, which resulted in poor leasing activity and declining rental rates, which should generally be a strong leasing period. These properties were written down to estimated fair value based on an independent appraisal in the case of one property and management cash flow estimates and market data in the case of the remaining assets. The properties impaired for $40.9 million, $4.7 million, and $2.8 million were owned by joint venture entities in which, at the time of impairment, we had an approximately 70%, 60%, and 70% interest, respectively, but which were consolidated in our consolidated financial statements. We recognized impairments of $2.9 million on 13 properties and one parcel of land in Minot, North Dakota. These properties were written down to estimated fair value based on management cash flow estimates and market data and, in the case of the 13 properties, our intent to dispose of the properties.
CHANGE IN DEPRECIABLE LIVES OF REAL ESTATE ASSETS
Effective May 1, 2017, we changed the estimated useful lives of our real estate assets to better reflect the estimated periods during which they would be of economic benefit. Generally, the estimated lives of buildings and improvements that previously were 20-40 years were decreased to 10-37 years, while those that were previously nine years were changed to 5-10 years. The effect of this change in estimate for the fiscal year ended April 30, 2018, was to increase depreciation expense by approximately $29.3 million, decrease net income by $29.3 million, and decrease earnings per share by $0.22.
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
We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. We had no properties classified as held for sale at December 31, 2019, December 31, 2018, and April 30, 2018.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

	(in thousands)
Balance sheet description	December 31, 2019	December 31, 2018	April 30, 2018
Cash and cash equivalents	$26,579	$13,792	$11,891
Restricted cash	19,538	5,464	4,225
Total cash, cash equivalents and restricted cash	$46,117	$19,256	$16,116

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
As of December 31, 2019 restricted cash consisted of $17.2 million of net tax-deferred exchange proceeds remaining from a portion of our dispositions and $2.3 million in escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2018, and April 30, 2018, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions. Tax, insurance, and other escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves for funds to be used for replacement of structural elements and mechanical equipment of certain projects. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
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
As a lessor, we primarily lease multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.1% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 1.9% of our total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
Some of our apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms.
Many of our leases contain non-lease components for utility reimbursement from our residents. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of December 31, 2019, was as follows:

(in thousands)
2020	$2,993
2021	3,020
2022	3,024
2023	2,847
2024	2,308
Thereafter	4,793
Total scheduled lease income - operating leases	$18,985

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

Revenue streams that are included in ASU 2014-09 include:

•
Other property revenues: We recognize revenue for rental related income not included as a component of a lease, such as other application fees, as earned, and have concluded that this is appropriate under the new standard.

•
Gains or losses on sales of real estate: Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. As a result, we may recognize a gain on real estate disposition transactions that previously did not qualify as a sale or for full profit recognition under the previous accounting standard. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.

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
The following table presents the disaggregation of revenue streams of our rental income for the year ended December 31, 2019 and the transition period ended December 31, 2018:

		(in thousands)
		Year ended	Transition period ended
Revenue Stream	Applicable Standard	December 31, 2019	December 31, 2018
Fixed lease income - operating leases	Leases	$176,706	$114,047
Variable lease income - operating leases	Leases	5,586	3,528
Non-lease components	Revenue from contracts with customers	—	—
Other property revenue	Revenue from contracts with customers	3,463	4,296
Total revenue		$185,755	$121,871
INCOME TAXES
We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, and 2017, we distributed in excess of 90% of our taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualify as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
We have one TRS, acquired during the second quarter of fiscal year 2014, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. For the year ended December 31, 2019, we estimate that the TRS will have no taxable income. There were no income tax provisions or material deferred income tax items for our TRS for the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018, and 2017.
We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2019, December 31, 2018, and December 31, 2017,

CALENDAR YEAR	2019	2018	2017
Tax status of distributions
Capital gain	38.53%	100.00%	48.87%
Ordinary income	23.43%	—	14.59%
Return of capital	38.04%	—	36.54%

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
OTHER ASSETS
As of December 31, 2019, December 31, 2018, and April 30, 2018, other assets consisted of the following amounts:

	in thousands
	December 31, 2019	December 31, 2018	April 30, 2018
Receivable arising from straight line rents	$785	$1,145	$1,458
Accounts receivable, net of allowance	154	71	81
Fair value of interest rate swaps	—	818	1,779
Loans receivable	16,557	16,399	15,480
Marketable securities	7,055	—	—
Prepaid and other assets	4,866	3,802	5,334
Intangible assets, net of accumulated amortization	1,212	498	1,469
Property and equipment, net of accumulated depreciation	1,277	686	820
Goodwill	1,086	1,546	1,553
Deferred charges and leasing costs	1,837	2,300	2,323
Total Other Assets	$34,829	$27,265	$30,297

PROPERTY AND EQUIPMENT
Property and equipment consists primarily of office equipment located at our headquarters in Minot, North Dakota and corporate office in Minneapolis, Minnesota. The consolidated balance sheets reflects these assets at cost, net of accumulated depreciation, and are included within Other Assets. As of December 31, 2019, December 31, 2018, and April 30, 2018, property and equipment cost was $2.9 million, $2.2 million, and $2.1 million, respectively. Accumulated depreciation was $1.7 million, $1.4 million, and $1.3 million as of December 31, 2019, December 31, 2018, and April 30, 2018, respectively, and are included within other assets in the consolidated balance sheets.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 apartment communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of December 31, 2019, December 31, 2018, and April 30, 2018 the remaining balance on the mortgage was $10.0 million, $10.4 million, and $11.0 million, respectively. As of December 31, 2019, 12 communities remained in the pool of assets used to secure the mortgage. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. We received and recognized approximately $570,000, $448,000, and $372,000 of interest income during the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, respectively.

In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. We funded an additional $341,000 upon satisfaction of certain conditions set forth in the loan agreement. The note bears an interest rate of 6%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date. Interest payments are due when the note matures. As of December 31, 2019, the balance of the note, including accrued interest, was $16.6 million, which appears in other assets on our consolidated balance sheets.
In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. The construction and mezzanine loans bear interest at 4.5% and 11.5%, respectively. As of December 31, 2019, we had funded $6.2 million of the construction loan, which appears within mortgages receivable in our consolidated balance sheets. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the VIE as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
MARKETABLE SECURITIES
As of December 31, 2019, marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations.
GAIN ON LITIGATION SETTLEMENT
During the year ended December 31, 2019, we recorded a gain on litigation settlement of $6.6 million from the settlement on a construction defect claim. The gain consisted of $5.2 million of cash received and $1.4 million of liabilities waived under the terms of the settlement.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. We have issued restricted stock units ("RSUs") under our 2015 Incentive Plan and Series D Convertible Preferred Units ("Series D preferred units"), which could have a dilutive effect on our earnings per share upon exercise of the RSUs or upon conversion of the Series D preferred units (refer to Note 4 for further discussion of the preferred units). Other than the issuance of RSUs and Series D preferred units, we have no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Under the terms of the Operating Partnership's Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units ("Units") any time following the first anniversary of the date they acquired such Units ("Exchange Right"). Upon the exercise of Exchange Rights, and in our sole discretion, we may issue common shares in exchange for Units on a one-for-one-basis.
For the year ended December 31, 2019, performance-based restricted stock awards of 37,822 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common shares for the periods presented and, therefore, were anti-dilutive. Refer to Note 16 - Share-Based Compensation for discussion of the terms for these awards.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017:

	(in thousands, except per share data)
	For Year Ended	For Period Ended	For Year Ended
	December 31, 2019	December 31, 2018	April 30, 2018	April 30, 2017
NUMERATOR
Income (loss) from continuing operations – controlling interests	$78,669	$(4,908)	$(30,266)	$(24,473)
Income (loss) from discontinued operations – controlling interests	—	510	147,054	67,820
Net income (loss) attributable to controlling interests	78,669	(4,398)	116,788	43,347
Dividends to preferred shareholders	(6,821)	(4,547)	(8,569)	(10,546)
Redemption of preferred shares	—	—	(3,657)	(1,435)
Numerator for basic earnings per share – net income available to common shareholders	71,848	(8,945)	104,562	31,366
Noncontrolling interests – Operating Partnership	6,752	(1,032)	12,702	4,059
Dividends to preferred unitholders	537	—	—	—
Numerator for diluted earnings (loss) per share	$79,137	$(9,977)	$117,264	$35,425
DENOMINATOR
Denominator for basic earnings per share weighted average shares	11,744	11,937	11,998	12,117
Effect of redeemable operating partnership units	1,237	1,387	1,462	1,613
Effect of Series D preferred units	193	—	—	—
Effect of diluted restricted stock awards and restricted stock units	8	—	—	—
Denominator for diluted earnings per share	13,182	13,324	13,460	13,730

Earnings (loss) per common share from continuing operations – basic	$6.06	$(0.79)	$(3.54)	$(3.01)
Earnings (loss) per common share from discontinued operations – basic	—	0.04	12.25	5.59
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$6.06	$(0.75)	$8.71	$2.58

Earnings (loss) per common share from continuing operations – diluted	$6.00	$(0.79)	$(3.54)	$(3.01)
Earnings (loss) per common share from discontinued operations – diluted	—	0.04	12.25	5.59
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$6.00	$(0.75)	$8.71	$2.58

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 1.1 million Units at December 31, 2019, 1.4 million Units at December 31, 2018, and 1.4 million Units at April 30, 2018.
Exchange Rights.  Pursuant to the exercise of Exchange Rights, we redeemed Units during the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018 as detailed in the table below.

	(in thousands, except per Unit amounts)
	Number of	Aggregate	Average Price
	Units	Cost	Per Unit
Year Ended December 31, 2019	136	$8,142	$60.02
Transition Period Ended December 31, 2018	9	499	53.12
Fiscal Year Ended April 30, 2018	149	8,775	58.90

We also redeemed Units in exchange for common shares during the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year Ended December 31, 2019	174	$7,823
Transition Period Ended December 31, 2018	33	649
Fiscal Year Ended April 30, 2018	3	34

Common Shares and Equity Awards. Common shares outstanding on December 31, 2019, December 31, 2018, and April 30, 2018, totaled 12.1 million, 11.9 million, and 12.0 million, respectively. During the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, we issued approximately 18,000, 5,600, and 9,300 common shares, respectively, with a total grant-date value of $1.1 million, $347,000, and $536,000, respectively, under our 2015 Incentive Plan, for officer and trustee share-based compensation for future performance. During the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, approximately 3,300, 200, and 3,200 common shares were forfeited under the 2015 Incentive Plan, respectively.
Equity Distribution Agreement. In November 2019, we entered into an equity distribution agreement in connection with an at-the-market offering ("2019 ATM Program") through which we may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions, community renovations, and the repayment of indebtedness. During the year ended December 31, 2019, we issued 308,444 common shares under the 2019 ATM Program at an average price of $72.29 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $22.0 million. As of December 31, 2019, we had common shares having an aggregate offering price of up to $127.7 million remaining available under the 2019 ATM Program.
Share Repurchase Program. On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares over a one year period. On December 5, 2017, our Board of Trustees reauthorized this share repurchase program for an additional one year period. On December 5, 2018, our Board of Trustees reauthorized this share repurchase program for a third one-year period. On December 5, 2019, our Board of Trustees terminated this share repurchase program and authorized a new share purchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this new repurchase program, we may repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by our executive management team. The program may be suspended or discontinued at any time. As of December 31, 2019, $50.0 million remained available under our repurchase program. Common shares repurchased during the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018 are detailed in the table below.

	(in thousands, except per share amounts)
	Number of Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2019(2)	329	$18,023	$54.69
Transition period ended December 31, 2018	42	2,200	51.56
Fiscal year ended April 30, 2018	178	9,900	55.82

(1)	Amount includes commissions.

(2)	Repurchases during the year were under the prior repurchase program.
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

Series D Preferred Units (Mezzanine Equity). On February 26, 2019, we issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. Changes in the redemption value are charged to common shares on our consolidated balance sheets from period to period. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the consolidated statements of equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Redeemable Noncontrolling Interests (Mezzanine Equity). Redeemable noncontrolling interests on our consolidated balance sheets represent the noncontrolling interest in a joint venture in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares on our consolidated balance sheets. During the year ended December 31, 2019, we acquired the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate for $1.3 million. Below is a table reflecting the activity of the redeemable noncontrolling interests.

	(in thousands)
	Year ended December 31,	Transition period ended December 31,	Years ended April 30,
	2019	2018	2018	2017
Balance at beginning of fiscal year	$5,968	$6,644	$7,117	$7,522
Contributions	—	—	268	17
Net (loss) income	(174)	(676)	(741)	(422)
Acquisition of redeemable noncontrolling interests	(5,794)
Balance at close of fiscal year	$—	$5,968	$6,644	$7,117
NOTE 5 • NONCONTROLLING INTERESTS
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
We reflect noncontrolling interests in consolidated real estate entities on the Balance Sheet for the portion of properties consolidated by us that are not wholly owned by us. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the consolidated statements of operations. Our noncontrolling interests – consolidated real estate entities at December 31, 2019, December 31, 2018, and April 30, 2018 were as follows:

	(in thousands)
	December 31, 2019	December 31, 2018	April 30, 2018
IRET - 71 France, LLC	$4,817	$5,918	$6,606
IRET - Cypress Court Apartments, LLC	748	829	890
IRET - Williston Garden Apartments, LLC	—	—	1,635
IRET - WRH 1, LLC	—	—	(467)
WRH Holding, LLC	—	—	224
Noncontrolling interests – consolidated real estate entities	$5,565	$6,747	$8,888

NOTE 6 • DEBT
As of December 31, 2019, we owned 69 apartment communities, of which 24 served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.47% to 5.73%, and the mortgage loans have varying maturity dates from November 1, 2020, through September 1, 2031. As of December 31, 2019, we believe there are no material defaults or instances of material noncompliance in regards to any of these mortgage loans.
During the year ended December 31, 2019, we closed on a $59.9 million mortgage loan. This mortgage is secured by four apartment communities, is interest only, and is priced at a fixed rate of 3.88% for the full twelve-year term of the loan. Proceeds from this loan were used to pay down balances under our line of credit.
During the year ended December 31, 2019, we entered into a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes ("unsecured senior notes"). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually. We have $25.0 million remaining available under the private shelf agreement.
As of December 31, 2019, we owned 45 apartment communities that were not encumbered by mortgages, with all of these apartment communities providing credit support for our unsecured borrowings. Our primary unsecured credit facility ("unsecured credit facility") is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool (“UAP”). The UAP provided for a borrowing capacity of $250.0 million at December 31, 2019, providing additional borrowing availability of $199.9 million beyond the $50.1 million drawn, including the balance on our operating line of credit (discussed below), priced at an interest rate of 3.81%, including the impact of our interest rate swap. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election. At December 31, 2018, the line of credit borrowing capacity was $232.5 million based on the UAP, of which $57.5 million was drawn on the line. At April 30, 2018, the line of credit borrowing capacity was $300.0 million based on the UAP, of which $124.0 million was drawn on the line.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the consolidated balance sheets, which mature on January 15, 2024 and August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of December 31, 2019.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.

The following table summarizes our indebtedness:

	(in thousands)
	December 31, 2019	December 31, 2018	April 30, 2018	Weighted Average Maturity in Years
Lines of credit	$50,079	$57,500	$124,000	2.67
Term loans(1)	145,000	145,000	70,000	4.88
Unsecured senior notes(1)	125,000	—	—	9.33
Unsecured debt	320,079	202,500	194,000	6.27
Mortgages payable - fixed	331,376	445,974	489,401	5.79
Mortgages payable - variable	—	—	22,739
Total debt	$651,455	$648,474	$706,140	6.02

Annual Weighted Average Interest Rates
Lines of credit (rate with swap)	3.81%	3.72%	3.35%
Term loans (rate with swaps)	4.11%	4.01%	3.86%
Unsecured senior notes	3.78%	—	—
Mortgages payable	4.02%	4.58%	4.69%

(1)	Included within notes payable on our consolidated balance sheets.
The aggregate amount of required future principal payments on mortgages payable and notes payable as of December 31, 2019 is as follows:

(in thousands)
2020	$14,897
2021	40,523
2022	37,352
2023	48,111
2024	73,777
Thereafter	386,716
Total payments	$601,376

NOTE 7 • DERIVATIVE INSTRUMENTS
Our objective in using an interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable rate interest on our term loans and a portion of our primary line of credit. The interest rate swap contracts qualify as cash flow hedges.
The ineffective portion of a hedging instrument is not recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest payments are made on our term loan and line of credit. During the next 12 months, we estimate an additional $1.5 million will be reclassified as an increase to interest expense.
At December 31, 2019, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023 with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2019, December 31, 2018, and April 30, 2018.

		(in thousands)				(in thousands)
		December 31, 2019	December 31, 2018	April 30, 2018		December 31, 2019	December 31, 2018	April 30, 2018
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value	Fair Value
Total derivative instruments designated at hedging instruments - interest rate swaps	Other Assets	$—	$818	1,779	Accounts Payable and Accrued Expenses	$7,607	$1,675	—

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2019, December 31, 2018, and April 30, 2018.

	(in thousands)
	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,	Transition Period Ended December 31,	Year Ended April 30,		Year Ended December 31,	Transition Period Ended December 31,	Year Ended April 30,
	2019	2018	2018		2019	2018	2018
Total derivatives in cash flow hedging relationships - interest rate swaps	$(7,040)	$(2,794)	1,627	Interest expense	$289	$(159)	(152)

NOTE 8 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
In determining the fair value of other financial instruments, we apply Financial Accounting Standard Board ASC 820, Fair Value Measurement and Disclosures. Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
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

Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2018 and April 30, 2018, consisted of real estate investments that were written-down to estimated fair value during the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018, respectively. We had no non-financial assets measured at fair value on a nonrecurring basis at December 31, 2019. The aggregate fair value of these assets by their levels in the fair value hierarchy are as follows:

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
The estimated fair values of our financial instruments as of December 31, 2019, December 31, 2018, and April 30, 2018 are as follows:

	(in thousands)
	12/31/2019		12/31/2018		4/30/2018
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$26,579	$26,579	$13,792	$13,792	$11,891	$11,891
Restricted cash	19,538	19,538	5,464	5,464	4,225	4,225
Mortgage and note receivables	32,810	32,810	26,809	26,809	25,809	25,809
FINANCIAL LIABILITIES
Revolving lines of credit(1)	50,079	50,079	57,500	57,500	124,000	124,000
Notes payable(1)	270,000	270,000	145,000	145,000	70,000	70,000
Mortgages payable	331,376	332,471	445,974	444,241	509,919	510,803

(1)	Excluding the effect of the interest rate swap agreement.
NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $171.4 million of new real estate during the year ended December 31, 2019, none in the transition period ended December 31, 2018, and $373.1 million during the fiscal year ended April 30, 2018.
Year Ended December 31, 2019

		(in thousands)
		Total	Form of Consideration		Investment Allocation
	Date	Acquisition					Intangible
Acquisitions	Acquired	Cost	Cash	Units(1)	Land	Building	Assets
Multifamily
272 homes - SouthFork Townhomes - Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548
96 homes - FreightYard Townhomes and Flats - Minneapolis, MN	September 6, 2019	26,000	26,000	—	1,889	23,615	496
328 homes - Lugano at Cherry Creek - Denver, CO(3)	September 26, 2019	99,250	99,250	—	7,679	89,365	1,781
		$169,250	$152,690	$16,560	$13,070	$152,930	$2,825

Other
Minot 3100 10th St SW - Minot, ND(2)	May 23, 2019	$2,112	$2,112	—	$246	$1,866	—

Total Acquisitions		$171.362	$154,802	$16,560	$13,316	$154,796	$2,825

(1)	Value of Series D preferred units at the acquisition date.

(2)	Acquired for use as our Minot corporate office building after renovations have been completed.

(3)	Investment allocation excludes a $425,000 acquisition credit related to retail space lease-up.

Fiscal 2018 (May 1, 2017 to April 30, 2018)

		(in thousands)
		Total	Form of Consideration	Investment Allocation
	Date	Acquisition				Intangible
Acquisitions	Acquired	Cost	Cash	Land	Building	Assets
191 homes - Oxbo - St. Paul, MN (1)	May 26, 2017	$61,500	$61,500	$5,809	$54,910	$781
500 homes - Park Place - Plymouth, MN	September 13, 2017	92,250	92,250	10,609	80,711	930
274 homes - Dylan - Denver, CO	November 28, 2017	90,600	90,600	12,155	77,249	1,196
390 homes - Westend - Denver, CO	March 28, 2018	128,700	128,700	25,525	102,101	1,074
Total Acquisitions		$373,050	$373,050	$54,098	$314,971	$3,981

(1)	Property includes 11,477 square feet of retail space.

DISPOSITIONS
During the year ended December 31, 2019, we continued our portfolio transformation by disposing of our portfolios and certain communities in tertiary and secondary markets. We sold our portfolios in Topeka, Kansas, Sioux Falls, South Dakota, and Sioux City, Iowa. We also sold certain apartment communities in Bismarck, North Dakota. We sold 21 apartment communities, two commercial properties and three parcels of unimproved land for a total sales price of $203.1 million. Dispositions totaled $63.4 million and $515.1 million in the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018, respectively. The dispositions for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018 are detailed below.
Year Ended December 31, 2019

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
21 homes - Pinehurst - Billings, MT	July 26, 2019	$1,675	$961	$714
160 homes - Brookfield Village - Topeka, KS	September 24, 2019	10,350	5,853	4,497
220 homes - Crown Colony - Topeka, KS	September 24, 2019	17,200	7,876	9,324
54 homes - Mariposa - Topeka, KS	September 24, 2019	6,100	4,290	1,810
300 homes - Sherwood - Topeka, KS	September 24, 2019	26,150	11,536	14,614
308 homes - Villa West - Topeka, KS	September 24, 2019	22,950	15,165	7,785
152 homes - Crestview - Bismarck, ND	October 29, 2019	8,250	2,681	5,569
73 homes - North Pointe - Bismarck, ND	October 29, 2019	5,225	3,179	2,046
108 homes - Kirkwood - Bismarck, ND	October 29, 2019	5,400	2,518	2,882
65 homes - Westwood Park - Bismarck, ND	October 29, 2019	4,250	1,931	2,319
16 homes - Pebble Springs - Bismarck, ND	October 29, 2019	875	573	302
192 homes - Arbors - Sioux City, IA	December 11, 2019	16,200	6,110	10,090
120 homes - Indian Hills - Sioux City, IA	December 11, 2019	8,100	5,302	2,798
132 homes - Ridge Oaks - Sioux City, IA	December 11, 2019	7,700	4,006	3,694
50 homes - Cottage West - Sioux Falls, SD	December 12, 2019	6,991	4,391	2,600
24 homes - Gables - Sioux Falls, SD	December 12, 2019	2,515	2,052	463
79 homes - Oakmont - Sioux Falls, SD	December 12, 2019	7,010	3,917	3,093
160 homes - Oakwood - Sioux Falls, SD	December 12, 2019	12,090	3,056	9,034
120 homes - Oxbow Park - Sioux Falls, SD	December 12, 2019	10,452	2,713	7,739
48 homes - Prairie Winds - Sioux Falls, SD	December 12, 2019	3,763	1,112	2,651
44 homes - Sierra Vista - Sioux Falls, SD	December 12, 2019	3,178	2,292	886
		$186,424	$91,514	$94,910
Other
Minot 1400 31st Ave SW - Minot, ND(1)	May 23, 2019	$6,530	$6,048	$482
Woodbury 1865 Woodland - Woodbury, MN	November 1, 2019	5,765	4,079	1,686
		$12,295	$10,127	$2,168

Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	$3,049	$3,205	$(156)
Minot 1525 24th Ave SW - Minot, ND	April 3, 2019	725	593	132
Weston - Weston, WI	July 31, 2019	600	427	173
		$4,374	$4,225	$149

Total Dispositions		$203,093	$105,866	$97,227

(1)
This property currently houses our Minot corporate office. During the second quarter of 2019, we purchased an office building which will become our Minot corporate office after renovations are completed. We will lease space in the Minot 1400 31st Ave SW building until the new office is placed in service.

Transition Period Ended December 31, 2018 (May 1, 2018 to December 31, 2018)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
44 unit - Dakota Commons - Williston, ND	July 26, 2018	$4,420	$3,878	$542
145 unit - Williston Garden - Williston, ND(1)	July 26, 2018	12,310	11,313	997
288 unit - Renaissance Heights - Williston, ND(2)	July 26, 2018	24,770	17,856	6,914
		$41,500	$33,047	$8,453

Other
7,849 sq ft Minot Southgate Retail - Minot, ND	July 12, 2018	$1,925	$2,056	$(131)
9,052 sq ft Fresenius - Duluth, MN	July 27, 2018	1,900	1,078	822
15,000 sq ft Minot 2505 16th St SW - Minot, ND	October 12, 2018	1,710	1,814	(104)
81,594 sq ft Minot Arrowhead - Minot, ND	November 30, 2018	6,622	5,907	715
100,850 sq ft Bloomington 2000 W 94th Street - Bloomington, MN	December 19, 2018	4,550	4,550	—
		$16,707	$15,405	$1,302

Unimproved Land
Grand Forks - Grand Forks, ND	July 16, 2018	$3,000	$2,986	$14
Renaissance Heights - Williston, ND(3)	July 26, 2018	750	684	66
Badger Hills Unimproved - Rochester, MN	August 29, 2018	1,400	1,528	(128)
		$5,150	$5,198	$(48)

Total Property Dispositions		$63,357	$53,650	$9,707

(1)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 74.11%.

(2)	This apartment community was owned by a joint venture entity in which we had an interest of approximately 87.14%.

(3)	This parcel of land was owned by a joint venture entity in which we had an interest of approximately 70.00%

Fiscal 2018 (May 1, 2017 to April 30, 2018)

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sales Cost	Gain/(Loss)
Multifamily
327 homes - 13 apartment communities - Minot, ND (1)(2)	August 22, 2017	$12,263	$11,562	$701
48 homes - Crown - Rochester, MN	December 1, 2017	5,700	3,318	2,382
16 homes - Northern Valley - Rochester, MN	December 1, 2017	950	690	260
		$18,913	$15,570	$3,343
Other
4,998 sq ft Minot Southgate Wells Fargo Bank - Minot, ND	May 15, 2017	$3,440	$3,332	$108
90,260 sq ft Lexington Commerce Center - Eagan, MN	August 22, 2017	9,000	3,963	5,037
17,640 sq ft Duckwood Medical - Eagan, MN	August 24, 2017	2,100	1,886	214
279,834 sq ft Edgewood Vista Hermantown I & II - Hermantown, MN	October 19, 2017	36,884	24,697	12,187
518,161 sq ft Urbandale - Urbandale, IA	November 22, 2017	16,700	12,857	3,843
36,053 sq ft 3075 Long Lake Road - Roseville, MN	November 28, 2017	18,650	12,766	5,884
1,205,432 sq ft 25 Healthcare properties	December 29, 2017	370,268	232,778	137,490
43,404 sq ft Garden View - St. Paul, MN	January 19, 2018	14,000	6,191	7,809
52,116 sq ft Ritchie Medical - St. Paul, MN	January 19, 2018	16,500	10,419	6,081
22,187 sq ft Bismarck 715 East Broadway and Unimproved Land - Bismarck, ND	March 7, 2018	5,500	3,215	2,285
		$493,042	$312,104	$180,938
Unimproved Land
Bismarck 4916 Unimproved Land - Bismarck, ND	August 8, 2017	$3,175	$3,188	$(13)

Total Dispositions		$515,130	$330,862	$184,268

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
We determined that our strategic decision to exit our healthcare segment met the criteria for discontinued operations, and we consequently classified 27 property dispositions as discontinued operations during the fiscal year ended April 30, 2018. We classified no dispositions as discontinued operations during the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal year ended April 30, 2017. During the fiscal year ended April 30, 2017, we determined that our strategic plan to exit the office and retail segments met the criteria for discontinued operations. Accordingly, 48 office properties, 17 retail properties, and 1 healthcare property were classified as discontinued operations and subsequently sold during the fiscal year ended April 30, 2017. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017.

	(in thousands)
	Year Ended	Eight Months Ended	Year Ended
	December 31, 2019	December 31, 2018	April 30, 2018	April 30, 2017
REVENUE
Real estate rentals	$—	$—	$19,744	$43,984
Tenant reimbursement	—	—	11,650	16,110
TRS senior housing revenue	—	—	—	3,218
TOTAL REVENUE	—	—	31,394	63,312
EXPENSES
Property operating expenses, excluding real estate taxes	—	—	6,350	9,051
Real estate taxes	—	—	5,191	6,848
Property management expense	—	—	206	574
Depreciation and amortization	—	—	8,445	10,772
TRS senior housing expenses	—	—	—	3,113
TOTAL EXPENSES	—	—	20,192	30,358
Operating income (loss)	—	—	11,202	32,954
Interest expense(1)	—	—	(4,172)	(11,628)
Gain (loss) on extinguishment of debt(1)	—	—	(6,508)	(3,238)
Interest income	—	—	661	2,179
Other income	—	—	73	340
Income (loss) from discontinued operations before gain on sale	—	—	1,256	20,607
Gain (loss) on sale of discontinued operations	—	570	163,567	56,146
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$570	$164,823	$76,753
Segment Data
All other	$—	$570	$164,823	$76,753
Total	$—	$570	$164,823	$76,753

	(in thousands)
	Year Ended	Eight Months Ended	Year Ended
	December 31, 2019	December 31, 2018	April 30, 2018	April 30, 2017
Property Sale Data
Sales price	—	$—	$437,652	$239,436
Net book value and sales costs	—	—	(274,085)	(183,290)
Gain on sale of discontinued operations	—	$—	$163,567	$56,146

As of December 31, 2019, December 31, 2018, and April 30, 2018, we had no assets or liabilities classified as held for sale.
NOTE 11 • SEGMENTS
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
Prior to the third quarter of fiscal year 2018, we reported our results in two reportable segments: multifamily and healthcare. We sold substantially all of our healthcare portfolio during the third quarter of fiscal year 2018 and classified it as discontinued operations, at which point healthcare no longer met the quantitative thresholds for reporting as a separate reportable segment.
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
The following tables present NOI for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017 from our reportable segment and reconcile net operating income to net income as reported in the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	(in thousands)
Year ended December 31, 2019	Multifamily	All Other	Total
Revenue	$161,434	$24,321	$185,755
Property operating expenses, including real estate taxes	67,186	11,129	78,315
Net operating income	$94,248	$13,192	$107,440
Property management expenses			(6,186)
Casualty loss			(1,116)
Depreciation and amortization			(74,271)
General and administrative expenses			(14,450)
Interest expense			(30,537)
Loss on debt extinguishment			(2,360)
Interest and other income			2,092
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations			(19,388)
Gain (loss) on sale of real estate and other investments			97,624
Gain (loss) on litigation settlement			6,586
Gain (loss) from continuing operations			84,822
Income (loss) from discontinued operations			—
Net income (loss)			$84,822

	(in thousands)
Transition period ended December 31, 2018	Multifamily	All Other	Total
Revenue	$100,136	$21,735	$121,871
Property operating expenses, including real estate taxes	41,391	9,328	50,719
Net operating income	$58,745	$12,407	$71,152
Property management expenses			(3,663)
Casualty loss			(915)
Depreciation and amortization			(50,456)
Impairment of real estate investments			(1,221)
General and administrative expenses			(9,812)
Interest expense			(21,359)
Loss on debt extinguishment			(556)
Interest and other income			1,233
Income (loss) before gain on sale of real estate and other investments and income (loss) from discontinued operations			(15,597)
Gain (loss) on sale of real estate and other investments			9,707
Gain (loss) from continuing operations			(5,890)
Income (loss) from discontinued operations			570
Net income (loss)			$(5,320)

	(in thousands)
Year ended April 30, 2018	Multifamily (1)	All Other (1)	Total
Revenue	$159,983	$9,762	$169,745
Property operating expenses, including real estate taxes	70,460	2,574	73,034
Net operating income	$89,523	$7,188	$96,711
Property management expenses			(5,526)
Casualty loss			(500)
Depreciation and amortization			(82,070)
Impairment of real estate investments			(18,065)
General and administrative expenses			(14,203)
Acquisition and investment related costs			(51)
Interest expense			(34,178)
Loss on debt extinguishment			(940)
Interest and other income			1,508
Income (loss) before gain on sale of real estate and other investments			(57,314)
Gain (loss) on sale of real estate and other investments			20,120
Income (loss) from continuing operations			(37,194)
Income (loss) from discontinued operations			164,823
Net income (loss)			$127,629

(1)	Revenue, property operating expenses, including real estate taxes, and net operating income for the year ended April 30, 2018 have not been updated for properties sold during the year ended 2019.

	(in thousands)
Year ended April 30, 2017	Multifamily (1)	All Other (1)	Total
Revenue	$142,214	$17,890	$160,104
Property operating expenses, including real estate taxes	60,895	3,431	64,326
Net operating income	$81,319	$14,459	$95,778
Property management expenses			(5,046)
Casualty loss			(414)
Depreciation and amortization			(44,253)
Impairment of real estate investments			(57,028)
General and administrative expenses			(15,871)
Acquisition and investment related costs			(3,276)
Interest expense			(34,314)
Loss on debt extinguishment			(1,651)
Interest and other income			1,146
Income (loss) before loss on sale of real estate and other investments and income (loss) from discontinued operations			(64,929)
Gain (loss) on sale of real estate and other investments			18,701
Income (loss) from continuing operations			(46,228)
Income (loss) from discontinued operations			76,753
Net income (loss)			$30,525

(1)	Revenue, property operating expenses, including real estate taxes, and net operating income for the year ended April 30, 2017 have not been updated for properties sold during the year ended 2019.

Segment Assets and Accumulated Depreciation

	(in thousands)
As at December 31, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,609,471	$33,607	$1,643,078
Less accumulated depreciation	(339,272)	(9,850)	(349,122)
Total property owned	$1,270,199	$23,757	$1,293,956
Cash and cash equivalents			26,579
Restricted cash			19,538
Other assets			34,829
Unimproved land			1,376
Mortgage loans receivable			16,140
Total Assets			$1,392,418

	(in thousands)
As at December 31, 2018	Multifamily	All Other	Total
Segment assets
Property owned	$1,428,226	$199,410	$1,627,636
Less accumulated depreciation	(277,709)	(76,162)	(353,871)
Total property owned	$1,150,517	$123,248	$1,273,765
Cash and cash equivalents			13,792
Restricted cash			5,464
Other assets			27,265
Unimproved land			5,301
Mortgage loans receivable			10,410
Total Assets			$1,335,997

	(in thousands)
As at April 30, 2018	Multifamily	All Other	Total
Segment assets (1)
Property owned	$1,606,421	$63,343	$1,669,764
Less accumulated depreciation	(294,477)	(16,847)	(311,324)
Total property owned	$1,311,944	$46,496	$1,358,440
Cash and cash equivalents			11,891
Restricted cash			4,225
Other assets			30,297
Unimproved land			11,476
Mortgage loans receivable			10,329
Total Assets			$1,426,658

(1)	Segment assets as of April 30, 2018 have not been updated for properties sold during the year ended 2019.
NOTE 12 • RETIREMENT PLANS
We sponsor a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. We currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. 401(k) matching contributions are fully vested when made. We recognized expense of approximately $738,000, $476,000, $838,000, and $565,000 in the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017, respectively.

NOTE 13 • TRANSACTIONS WITH RELATED PARTIES
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
NOTE 14 • COMMITMENTS AND CONTINGENCIES
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
Restrictions on Taxable Dispositions. Twenty-four of our apartment communities, consisting of approximately 4,443 homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. Where we deem it to be in our shareholders’ best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or acquiring the Units for our common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2019, December 31, 2018, and April 30, 2018, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for our common shares, was approximately $76.6 million, $68.4 million, and $74.7 million, respectively.

NOTE 15 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$45,608	$46,934	$47,436	$45,777
Net income (loss) attributable to controlling interests	$(4,698)	$3,113	$31,596	$48,658
Net income (loss) available to common shareholders	$(6,403)	$1,407	$29,891	$46,953
Net income (loss) per common share - basic	$(0.54)	$0.11	$2.57	$3.95
Net income (loss) per common share - diluted	$(0.54)	$0.11	$2.54	$3.89

	(in thousands, except per share data)
TRANSITION PERIOD	First Quarter	Second Quarter	Two Months Ended December 31, 2018
Revenues	$45,946	$45,638	$30,287
Net income (loss) attributable to controlling interest	$2,916	$(4,558)	$(2,756)
Net income (loss) available to common shareholders	$1,211	$(6,264)	$(3,892)
Net income (loss) per common share - basic & diluted	$0.10	$(0.52)	$(0.33)

	(in thousands, except per share data)
QUARTER ENDED	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018
Revenues	$40,978	$41,866	$42,716	$44,185
Net income (loss) attributable to controlling interests	$(11,264)	$12,821	$136,105	$(20,874)
Net income (loss) available to common shareholders	$(13,550)	$6,360	$134,331	$(22,579)
Net income (loss) per common share - basic & diluted	$(1.12)	$0.53	$11.22	$(1.89)
The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.
NOTE 16 • SHARE BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, which allows for awards in the form of cash, unrestricted, and restricted common shares, and restricted stock units ("RSUs") up to an aggregate of 425,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Through December 31, 2019, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares and RSUs. We account for forfeitures of restricted and unrestricted common shares and RSUs when they occur instead of estimating the forfeitures.
Year Ended December 31, 2019 LTIP Awards
Awards granted to trustees on May 17, 2019 consisted of 812 RSUs, which vested immediately, awards granted to trustees on June 13, 2019 consisted of 7,521 time-based RSU awards, which vest on June 13, 2020, and an award granted to a trustees on November 25, 2019 consisted of 49 RSUs, which vested immediately. All of these awards are classified as equity awards. We recognize compensation expense associated with the time-based awards ratably over the requisite service period. The fair value of share awards at grant date for non-management trustees was approximately $505,000, $348,000, $389,000, and $365,000 for the year ended December 31, 2019, the transition period ended December 31, 2018, and each of the fiscal years ended April 30, 2018 and 2017, respectively.
Awards granted to management on March 8, 2019, consist of time-based RSUs for 6,391 shares and performance RSUs based on total shareholder return ("TSR") for 12,781 shares. The time-based RSUs vest as to one-third of the shares on each of March 8, 2020, March 8, 2021, and March 8, 2022. Awards granted to management on June 15, 2019, consist of 169 time-based RSUs that vest on June 15, 2020. Awards granted on August 10, 2019, consist of 100 time-based RSUs that vest on August 10, 2020. Awards granted on August 29, 2019, consist of 98 time-based awards that vest as to one-third on each of March 8, 2020, March 8, 2021, and March 8, 2022; 197 performance RSUs based on TSR; and 444 time-based RSUs that vest as to one-third on each of August 29, 2020, August 29, 2021, and August 29, 2022. All of these awards are classified as equity awards.

The TSR performance RSU awards are earned based on our TSR as compared to the MSCI US REIT Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 25,562 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on the historical volatility of our daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSU awards were an expected volatility of 25.5%, a risk-free interest rate of 2.43%, and an expected life of 2.82 years. The share price at the grant date, March 8, 2019, was $58.06 per share.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the consolidated financial statements for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017, for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,	Transition Period Ended	Fiscal Year Ended April 30,
	2019	December 31, 2018	2018	2017
Share based compensation expense	$1,905	$845	$1,587	$6

Restricted Share Awards
The total fair value of time-based share grants vested during the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017 was $310,000, $147,000, $1.1 million, and $127,000, respectively.
The activity for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017, related to our restricted share awards was as follows:

	Awards with Service Conditions
		Wtd Avg Grant-
	Shares	Date Fair Value
Unvested at April 30, 2016	—
Granted	25,326	$61.59
Vested	(2,132)	$59.50
Forfeited	(3,683)	$62.40
Unvested at April 30, 2017	19,511
Granted	9,136	$57.55
Vested	(18,545)	$59.89
Forfeited	(202)	$62.40
Unvested at April 30, 2018	9,900
Granted	—	—
Vested	(2,709)	$63.21
Forfeited	—	—
Unvested at December 31, 2018	7,191
Granted	—
Vested	(4,999)	$61.06
Forfeited	—	—
Unvested at December 31, 2019	2,192	$59.20

Restricted Stock Units
During the year ended December 31, 2019, we issued 7,702 time-based RSUs to employees and 8,382 to trustees. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the year ended December 31, 2019 was $961,000. The total compensation cost related to non-vested time-based RSUs not yet recognized is $547,000, which we expect to recognize over a weighted average period of 1.3 years.
RSUs with market conditions were granted under the LTIP during the year ended December 31, 2019 with a fair market value, as determined using a Monte Carlo simulation, of $1.0 million. The unamortized value of awards and RSUs with market conditions as of December 31, 2019, December 31, 2018, and April 30 2018, was approximately $1.3 million, $1.1 million, and $448,000, respectively.
The activity for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30 2018 and 2017, related to our RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at April 30, 2017	—		—
Granted	6,994	$60.54	11,538	$70.90
Vested	(207)	$50.30	—
Forfeited	—		—
Unvested at April 30, 2018	6,787	$60.85	11,538	$70.90
Granted	14,878	$53.60	15,461	$57.70
Vested	(2,943)	$60.83	—	—
Forfeited	(462)	$53.60	(1,680)	$70.90
Unvested at December 31, 2018	18,260		25,319	$62.84
Granted	16,084	$59.76	12,978	$79.49
Vested	(11,633)	$55.35	—	—
Forfeited	(365)	$51.73	(475)	$57.70
Unvested at December 31, 2019	22,346	$58.41	37,822	$68.62

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Same-Store
71 France - Edina, MN	$54,459	$4,721	$61,762	$312	$4,801	$61,994	$66,795	$(11,070)	2016	30-37	years
Alps Park - Rapid City, SD	3,426	287	5,551	397	333	5,902	6,235	(1,350)	2013	30-37	years
Arcata - Golden Valley, MN	—	2,088	31,036	262	2,130	31,256	33,386	(6,946)	2015	30-37	years
Ashland - Grand Forks, ND	4,993	741	7,569	329	824	7,815	8,639	(2,016)	2012	30-37	years
Avalon Cove - Rochester, MN	—	1,616	34,074	498	1,731	34,457	36,188	(4,573)	2016	30-37	years
Boulder Court - Eagan, MN	—	1,067	5,498	3,276	1,576	8,265	9,841	(4,014)	2003	30-37	years
Canyon Lake - Rapid City, SD	2,573	305	3,958	2,404	420	6,247	6,667	(3,006)	2001	30-37	years
Cardinal Point - Grand Forks, ND	—	1,600	33,400	200	1,702	33,498	35,200	(1,829)	2013	30-37	years
Cascade Shores - Rochester, MN	11,400	1,585	16,710	99	1,587	16,807	18,394	(2,299)	2016	30-37	years
Castlerock - Billings, MT	—	736	4,864	2,452	1,045	7,007	8,052	(4,185)	1998	30-37	years
Chateau - Minot, ND	—	301	20,058	1,023	326	21,056	21,382	(5,095)	2013	30-37	years
Cimarron Hills - Omaha, NE	8,700	706	9,588	5,016	1,590	13,720	15,310	(7,214)	2001	30-37	years
Colonial Villa - Burnsville, MN	—	2,401	11,515	10,568	2,987	21,497	24,484	(11,044)	2003	30-37	years
Colony - Lincoln, NE	11,936	1,515	15,730	1,984	1,845	17,384	19,229	(4,686)	2012	30-37	years
Commons and Landing at Southgate - Minot, ND	—	5,945	47,512	1,801	6,419	48,839	55,258	(11,401)	2015	30-37	years
Cottonwood - Bismarck, ND	—	1,056	17,372	5,956	2,001	22,383	24,384	(11,253)	1997	30-37	years
Country Meadows - Billings, MT	—	491	7,809	1,788	599	9,489	10,088	(5,457)	1995	30-37	years
Crystal Bay - Rochester, MN	—	433	11,425	299	438	11,719	12,157	(1,528)	2016	30-37	years
Cypress Court - St. Cloud, MN	11,934	1,583	18,879	443	1,619	19,286	20,905	(4,474)	2012	30-37	years
Deer Ridge - Jamestown, ND	—	711	24,129	269	778	24,331	25,109	(4,877)	2013	30-37	years
Evergreen - Isanti, MN	—	1,129	5,524	531	1,145	6,039	7,184	(1,782)	2008	30-37	years
Forest Park - Grand Forks, ND	—	810	5,579	8,894	1,532	13,751	15,283	(8,519)	1993	30-37	years
French Creek - Rochester, MN	—	201	4,735	238	207	4,967	5,174	(619)	2016	30-37	years
Gardens - Grand Forks, ND	—	518	8,702	125	535	8,810	9,345	(1,387)	2015	30-37	years
Grand Gateway - St. Cloud, MN	—	814	7,086	1,969	961	8,908	9,869	(2,962)	2012	30-37	years
GrandeVille at Cascade Lake - Rochester, MN	36,000	5,003	50,363	1,843	5,095	52,114	57,209	(8,040)	2015	30-37	years
Greenfield - Omaha, NE	—	578	4,122	1,513	872	5,341	6,213	(2,064)	2007	30-37	years
Heritage Manor - Rochester, MN	—	403	6,968	3,487	731	10,127	10,858	(5,712)	1998	30-37	years
Homestead Garden - Rapid City, SD	—	655	14,139	784	723	14,855	15,578	(2,845)	2015	30-37	years
Lakeside Village - Lincoln, NE	11,806	1,215	15,837	1,475	1,401	17,126	18,527	(4,458)	2012	30-37	years
Landmark - Grand Forks, ND	—	184	1,514	1,262	425	2,535	2,960	(1,588)	1997	30-37	years
Legacy - Grand Forks, ND	13,565	1,362	21,727	10,738	2,431	31,396	33,827	(16,893)	1995-2005	30-37	years
Legacy Heights - Bismarck, ND	—	1,207	13,742	338	1,226	14,061	15,287	(2,091)	2015	30-37	years
Meadows - Jamestown, ND	—	590	4,519	1,993	733	6,369	7,102	(3,438)	1998	30-37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	110	1,761	30,219	31,980	(4,013)	2017	30-37	years
Monticello Village - Monticello, MN	—	490	3,756	1,211	638	4,819	5,457	(2,161)	2004	30-37	years

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Northridge - Bismarck, ND	$—	$884	$7,515	$278	$1,057	$7,620	$8,677	$(1,342)	2015	30-37	years
Olympic Village - Billings, MT	9,533	1,164	10,441	4,031	1,836	13,800	15,636	(7,584)	2000	30-37	years
Olympik Village - Rochester, MN	—	1,034	6,109	2,805	1,450	8,498	9,948	(3,790)	2005	30-37	years
Park Meadows - Waite Park, MN	7,768	1,143	9,099	10,092	2,140	18,194	20,334	(11,216)	1997	30-37	years
Park Place - Plymouth, MN	—	10,609	80,781	7,280	10,782	87,888	98,670	(7,255)	1997	30-37	years
Plaza - Minot, ND	—	867	12,784	3,069	1,002	15,718	16,720	(5,063)	2009	30-37	years
Pointe West - Rapid City, SD	—	240	3,538	2,140	463	5,455	5,918	(3,548)	1994	30-37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	492	419	5,032	5,451	(1,327)	2012	30-37	years
Quarry Ridge - Rochester, MN	24,680	2,254	30,024	2,133	2,412	31,999	34,411	(9,705)	2006	30-37	years
Red 20 - Minneapolis, MN	21,755	1,900	24,116	280	1,908	24,388	26,296	(5,532)	2015	30-37	years
Regency Park Estates - St. Cloud, MN	7,623	702	10,198	2,709	1,148	12,461	13,609	(3,777)	2011	30-37	years
Rimrock West - Billings, MT	—	330	3,489	2,096	543	5,372	5,915	(2,930)	1999	30-37	years
River Ridge - Bismarck, ND	—	576	24,670	1,078	936	25,388	26,324	(7,027)	2008	30-37	years
Rocky Meadows - Billings, MT	—	656	5,726	1,651	840	7,193	8,033	(4,370)	1995	30-37	years
Rum River - Isanti, MN	3,141	843	4,823	536	870	5,332	6,202	(1,927)	2007	30-37	years
Silver Springs - Rapid City, SD	2,043	215	3,007	974	267	3,929	4,196	(772)	2015	30-37	years
South Pointe - Minot, ND	—	550	9,548	5,834	1,445	14,487	15,932	(9,239)	1995	30-37	years
Southpoint - Grand Forks, ND	—	576	9,893	227	666	10,030	10,696	(1,919)	2013	30-37	years
Southwind - Grand Forks, ND	—	400	4,938	4,627	929	9,036	9,965	(5,347)	1995	30-37	years
Sunset Trail - Rochester, MN	7,310	336	12,814	3,430	785	15,795	16,580	(8,294)	1999	30-37	years
Thomasbrook - Lincoln, NE	13,100	600	10,306	5,451	1,708	14,649	16,357	(7,648)	1999	30-37	years
Valley Park - Grand Forks, ND	—	294	4,137	4,243	1,323	7,351	8,674	(4,498)	1999	30-37	years
Village Green - Rochester, MN	—	234	2,296	1,056	361	3,225	3,586	(1,528)	2003	30-37	years
West Stonehill - Waite Park, MN	16,425	939	10,167	7,932	1,903	17,135	19,038	(10,848)	1995	30-37	years
Whispering Ridge - Omaha, NE	20,120	2,139	25,424	1,858	2,459	26,962	29,421	(6,573)	2012	30-37	years
Winchester - Rochester, MN	—	748	5,622	2,676	1,104	7,942	9,046	(3,942)	2003	30-37	years
Woodridge - Rochester, MN	5,411	370	6,028	4,161	752	9,807	10,559	(5,566)	1997	30-37	years
Total Same-Store	$309,701	$77,779	$928,945	$159,026	$96,675	$1,069,075	$1,165,750	$(319,456)

Non-Same-Store
Dylan - Denver, CO	$—	$12,155	$77,215	$870	$12,217	$78,023	$90,240	$(5,536)	2013	30-37	years
FreightYard Townhomes & Flats - Minneapolis, MN	—	1,889	23,616	124	1,895	23,734	25,629	(289)	2019	30	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	103	7,679	87,869	95,548	(1,075)	2019	30	years
Oxbo - St Paul, MN	—	5,809	51,586	176	5,809	51,755	57,564	(5,096)	2015	30-37	years
SouthFork Townhomes - Lakeville, MN	21,675	3,502	40,153	2,883	3,502	43,036	46,538	(1,433)	2019	30	years
Westend - Denver, CO	—	25,525	102,180	497	25,525	102,677	128,202	(6,389)	1995	30-37	years
Total Non-Same-Store	$21,675	$56,559	$382,516	$4,653	$56,627	$387,094	$443,721	$(19,818)

Total Multifamily	$331,376	$134,338	$1,311,461	$163,679	$153,302	$1,456,169	$1,609,471	$(339,274)

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Other - Mixed Use
71 France - Edina, MN	—	$—	$5,879	$885	$—	$6,764	$6,764	$(873)	2016	30-37	years
Lugano at Cherry Creek - Denver, CO	—	—	1,600	—	—	1,600	1,600	(18)	2019	30	years
Oxbo - St Paul, MN	—	—	3,472	54	—	3,526	3,526	(315)	2015	30-37	years
Plaza - Minot, ND	—	389	5,444	3,839	601	9,071	9,672	(3,899)	2009	30-37	years
Red 20 - Minneapolis, MN	—	—	2,525	419	—	2,944	2,944	(541)	2015	30-37	years
Total Other - Mixed Use	—	$389	$18,920	$5,197	$601	$23,905	$24,506	$(5,646)

Other - Commercial
3100 10th St SW - Minot, ND	—	$246	$1,866	$(1)	$246	$1,865	$2,111	$(41)	2019	30	years
Dakota West Plaza - Minot , ND	—	92	493	37	106	516	622	(202)	2006	30-37	years
Minot IPS - Minot, ND	—	416	5,952	—	416	5,952	6,368	(3,959)	2012	30-37	years
Total Other - Commercial	—	$754	$8,311	$36	$768	$8,333	$9,101	$(4,202)

Subtotal	$331,376	$135,481	$1,338,692	$168,912	$154,671	$1,488,407	$1,643,078	$(349,122)

Unimproved Land
Rapid City - Rapid City, SD	—	$1,376	—	—	$1,376	—	$1,376	—	2014
Total Unimproved Land	—	$1,376	—	$—	$1,376	—	$1,376	—

Total	$331,376	$136,857	$1,338,692	$168,912	$156,047	$1,488,407	$1,644,454	$(349,122)

(1)	Amounts in this column are the mortgages payable balance as of December 31, 2019. These amounts do not include amounts owing under the Company's multi-bank line of credit or term loans.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017 are as follows:

	(in thousands)
	Year Ended	Transition Period Ended	Year Ended April 30,
	December 31, 2019	December 31, 2018	2018	2017
Balance at beginning of year	$1,627,636	$1,669,764	$1,358,529	$1,369,893
Additions during year
Multifamily and Other	168,504	—	369,332	61,565
Improvements and Other	21,868	11,620	15,065	34,761
	1,818,008	1,681,384	1,742,926	1,466,219
Deductions during year
Cost of real estate sold	(171,112)	(53,653)	(46,001)	(21,601)
Impairment charge	—	—	(15,192)	(51,401)
Write down of asset and accumulated depreciation on impaired assets	—	—	(8,597)	(7,144)
Properties classified as held for sale during the year	—	—	—	(24,156)
Other (1)	(3,819)	(95)	(3,372)	(3,388)
Balance at close of year	$1,643,077	$1,627,636	$1,669,764	$1,358,529

Reconciliations of accumulated depreciation/amortization for the year ended December 31, 2019, the transition period ended December 31, 2018, and the fiscal years ended April 30, 2018 and 2017, are as follows:

	(in thousands)
	Year Ended	Transition Period Ended	Year Ended April 30,
	December 31, 2019	December 31, 2018	2018	2017
Balance at beginning of year	$353,871	$311,324	$255,599	$237,859
Additions during year
Provisions for depreciation	71,787	49,208	78,785	42,960
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(72,758)	(6,609)	(11,033)	(14,687)
Write down of asset and accumulated depreciation on impaired assets	—	—	(8,597)	(7,144)
Other (1)	(3,778)	(52)	(3,430)	(3,389)
Balance at close of year	$349,122	$353,871	$311,324	$255,599

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of development in progress for the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017, are as follows:

	(in thousands)
	Year Ended	Transition Period Ended	Year Ended April 30,
	December 31, 2019	December 31, 2018	2018	2017
Balance at beginning of year	—	—	—	$51,681
Additions during year
Unimproved land moved to development in progress	—	—	—	—
Improvements and other	—	—	—	7,762
Deductions during year
Development placed in service (2)	—	—	—	(59,443)
Balance at close of year	—	—	—	—

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
December 31, 2019

Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of unimproved land for the year ended December 31, 2019, the transition period ended December 31, 2018 and the fiscal years ended April 30, 2018 and 2017 are as follows:

		(in thousands)
	Year Ended	Transition Period Ended	Year Ended April 30,
	December 31, 2019	December 31, 2018	2018	2017
Balance at beginning of year	$5,301	$11,476	$18,455	$20,939
Additions during year
Improvements and other	—	—	—	1,024
Deductions during year
Cost of real estate sold	(3,925)	(4,954)	(1,000)	—
Impairment charge	—	(1,221)	(2,617)	(3,508)
Properties classified as held for sale during the year	—	—	(3,288)	—
Unimproved land moved to development in progress	—	—	—	—
Other (1)	—	—	(74)	—
Balance at close of year	1,376	5,301	11,476	18,455

Total real estate investments, excluding mortgage notes receivable (3)	$1,295,331	$1,279,066	$1,369,916	$1,121,385

(1)	Consists of miscellaneous disposed assets.

(2)	Includes development projects that are placed in service in phases.

(3)
The net basis, including held for sale properties, for Federal Income Tax purposes was $1.3 billion, $1.2 billion, $1.5 billion and $1.4 billion at December 31, 2019, December 31, 2018, April 30, 2018, and April 30, 2017, respectively.