Form 10-Q
period 2020-03-31
INVESTORS REAL ESTATE TRUST
filed 2020-05-11
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of common shares of beneficial interest outstanding as of May 4, 2020, was 12,165,896.

PART I
Item 1. Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	March 31, 2020	December 31, 2019
ASSETS
Real estate investments
Property owned	$1,687,436	$1,643,078
Less accumulated depreciation	(366,307)	(349,122)
	1,321,129	1,293,956
Unimproved land	1,376	1,376
Mortgage loans receivable	16,775	16,140
Total real estate investments	1,339,280	1,311,472
Cash and cash equivalents	26,338	26,579
Restricted cash	2,344	19,538
Other assets	21,124	34,829
TOTAL ASSETS	$1,389,086	$1,392,418
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$52,337	$47,155
Revolving lines of credit	83,000	50,079
Notes payable, net of unamortized loan costs of $894 and $942 respectively	269,106	269,058
Mortgages payable, net of unamortized loan costs of $1,621 and $1,712, respectively	328,367	329,664
TOTAL LIABILITIES	$732,810	$695,956
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2020 and December 31, 2019, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,982 shares issued and outstanding at March 31, 2020, aggregate liquidation preference of $99,552 and 4,118 shares issued and outstanding at December 31, 2019, aggregate liquidation preference of $102,971)	96,046	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 12,163 shares issued and outstanding at March 31, 2020 and 12,098 shares issued and outstanding at December 31, 2019)	912,653	917,400
Accumulated distributions in excess of net income	(407,150)	(390,196)
Accumulated other comprehensive income (loss)	(17,360)	(7,607)
Total shareholders’ equity	$584,189	$619,053
Noncontrolling interests – Operating Partnership (1,043 units at March 31, 2020 and 1,058 units at December 31, 2019)	54,777	55,284
Noncontrolling interests – consolidated real estate entities	750	5,565
Total equity	$639,716	$679,902
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,389,086	$1,392,418
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2020	2019
REVENUE	$44,406	$45,608
EXPENSES
Property operating expenses, excluding real estate taxes	13,468	14,804
Real estate taxes	5,465	5,232
Property management expense	1,554	1,554
Casualty loss	327	641
Depreciation and amortization	18,160	18,111
General and administrative expenses	3,428	3,806
TOTAL EXPENSES	$42,402	$44,148
Operating income (loss)	2,004	1,460
Interest expense	(6,911)	(7,896)
Loss on extinguishment of debt	—	(2)
Interest and other income (loss)	(2,777)	424
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(7,684)	(6,014)
Gain (loss) on sale of real estate and other investments	—	54
NET INCOME (LOSS)	$(7,684)	$(5,960)
Dividends to preferred unitholders	(160)	(57)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	692	743
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	145	576
Net income (loss) attributable to controlling interests	(7,007)	(4,698)
Dividends to preferred shareholders	(1,705)	(1,705)
Discount on redemption of preferred shares	273	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,439)	$(6,403)

BASIC
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.69)	$(0.54)

DILUTED
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.67)	$(0.54)
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(7,684)	$(5,960)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(9,408)	(2,282)
(Gain) loss on derivative instrument reclassified into earnings	(345)	(1)
Total comprehensive income (loss)	$(17,437)	$(8,243)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	1,463	980
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	145	576
Comprehensive income (loss) attributable to controlling interests	$(15,829)	$(6,687)

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(4,698)		(1,145)	(5,843)
Change in fair value of derivatives					(2,283)		(2,283)
Distributions - common shares and units ($0.70 per share and unit)				(8,210)		(957)	(9,167)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Shares issued and share-based compensation			436				436
Redemption of units for cash						(156)	(156)
Shares repurchased		(174)	(8,815)				(8,815)
Acquisition of redeemable noncontrolling interests			4,549				4,549
Other			(23)			(50)	(73)
Balance March 31, 2019	$99,456	11,768	$895,381	$(443,661)	$(3,139)	$72,355	$620,392

Balance December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(7,007)		(837)	(7,844)
Change in fair value of derivatives					(9,753)		(9,753)
Distributions - common shares and units ($0.70 per share and unit)				(8,515)		(731)	(9,246)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Share-based compensation, net of forfeitures		1	465				465
Sale of common shares, net		50	3,352				3,352
Redemption of units for common shares		14	(930)			930	—
Redemption of units for cash						(14)	(14)
Shares repurchased	(3,410)	—	—	273			(3,137)
Acquisition of redeemable noncontrolling interests			(7,584)			(4,637)	(12,221)
Other		—	(50)			(33)	(83)
Balance March 31, 2020	$96,046	12,163	$912,653	$(407,150)	$(17,360)	$55,527	$639,716

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,684)	$(5,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	18,424	18,413
Realized (gain) loss on marketable securities	1,227	—
Unrealized (gain) loss on marketable securities	2,326	—
Share-based compensation expense	465	416
Other, net	206	320
Changes in other assets and liabilities:
Other assets	(3,602)	(1,542)
Accounts payable and accrued expenses	(5,127)	(5,355)
Net cash provided by (used by) operating activities	$6,235	$6,292
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	1,679	—
Increase in notes receivable	(6,956)	—
Proceeds from sale of real estate and other investments	—	2,912
Payments for acquisitions of real estate assets	(23,712)	(27,741)
Payments for improvements of real estate assets	(2,841)	(801)
Other investing activities	(115)	109
Net cash provided by (used by) investing activities	$(31,945)	$(25,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(1,513)	(13,503)
Proceeds from revolving lines of credit	41,578	79,677
Principal payments on revolving lines of credit	(8,656)	(18,500)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(12,221)	(1,239)
Proceeds from issuance of common shares	3,352	—
Repurchase of common shares	—	(8,815)
Repurchase of Series C preferred shares	(3,137)	—
Repurchase of partnership units	(14)	(156)
Distributions paid to common shareholders	(8,469)	(8,336)
Distributions paid to preferred shareholders	(1,705)	—
Distributions paid to preferred unitholders	(160)	—
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(741)	(957)
Other financing activities	(39)	(50)
Net cash provided by (used by) financing activities	$8,275	$28,121
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(17,435)	8,892
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,117	19,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$28,682	$28,148

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,286	$1,167
Operating partnership units converted to shares	(930)	—
Distributions declared but not paid to common shareholders	9,245	—
Distributions declared but not paid to preferred shareholders	—	1,705
Unrealized gain (loss) on marketable securities	(2,326)	—
Real estate assets acquired through exchange of note receivable	17,663	—
Note receivable exchanged through real estate acquisition	(17,663)	—
Property acquired through issuance of Series D preferred units	—	16,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,481	$7,350
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended March 31, 2020 and 2019
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2020, we owned interests in 70 apartment communities consisting of 12,135 apartment homes.
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
SIGNIFICANT RISKS AND UNCERTAINTIES
The COVID-19 pandemic is one of the most significant risks and uncertainties that may have an adverse impact on our business. COVID-19 could cause or has already caused an economic decline which could have a material and adverse effect on our financial condition, results of operations, and cash flows. Due to the ongoing uncertainty, we cannot predict the future impact COVID-19 may have on our financial condition, results of operations, or cash flows.
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 19, 2020.
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
We elected the fair value option for all of our mortgages and notes receivable at January 1, 2020, as allowed by ASU 2019-05. As a result, we do not have any receivables or other financial instruments to which we are applying this standard.

ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	The new standard did not have a material impact on our condensed consolidated financial statements but did require additional disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.
		This ASU is optional and may be elected over time.	We are currently evaluating the practical expedients and the impact they may have on our condensed consolidated financial statements.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

	(in thousands)
Balance sheet description	March 31, 2020	March 31, 2019
Cash and cash equivalents	$26,338	$23,329
Restricted cash	2,344	4,819
Total cash, cash equivalents and restricted cash	$28,682	$28,148

As of March 31, 2020, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions.
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
As a lessor, we primarily lease multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.4% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 1.6% of our total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
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
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of March 31, 2020, was as follows:

(in thousands)
2020 (remainder)	$2,267
2021	3,044
2022	3,047
2023	2,870
2024	2,339
Thereafter	5,021
Total scheduled lease income - operating leases	$18,588

REVENUES
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the company expects to be entitled for those goods and services. We elected to omit disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Revenue streams that are included in revenues from contracts with customers include:

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

The following table presents the disaggregation of revenue streams for the three months ended March 31, 2020:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2020	2019
Fixed lease income - operating leases	Leases	$41,934	$43,743
Variable lease income - operating leases	Leases	1,780	1,083
Other property revenue	Revenue from contracts with customers	692	782
Total revenue		$44,406	$45,608

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
During the three months ended March 31, 2020 and 2019, we recorded no impairment charges.

MORTGAGE RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of March 31, 2020 and December 31, 2019, the balance of the note was $10.0 million, with 12 communities remaining in the pool of assets used to secure the mortgage. The note bears an interest rate of 5.5% and matures in August 2020. Monthly payments are interest-only, with the principal balance payable at maturity. During the three months ended March 31, 2020 and 2019, we received and recognized approximately $139,000 and $151,000 of interest income, respectively.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, MN, a Minneapolis suburb. We funded an additional $341,000 upon satisfaction of certain conditions set forth in the loan agreement. The note bears an interest rate of 6.0%, matures in July 2023, and provides us an option to purchase the development prior to the loan maturity date. Interest payments are due when the note matures. During the three months ended March 31, 2020, we executed the purchase option for the apartment community (refer to Note 8 for details on acquisition). This note was paid in full as part of our acquisition of this apartment community. As of December 31, 2019, the balance of the note was $16.6 million.
In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. In conjunction with the loans, we received a guaranty for the substantial completion of the project improvements from an investment grade guarantor. The construction and mezzanine loans bear interest at 4.5% and 11.5%, respectively. As of March 31, 2020 and December 31, 2019, we had funded $6.8 million and $6.2 million, respectively, of the construction loan, which appears within mortgages receivable in our condensed consolidated balance sheets. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the VIE as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
In March 2020, in connection with our acquisition of Ironwood, an apartment community in New Hope, MN, we acquired a tax increment financing note receivable ("TIF") with a principal balance of $6.6 million. The note bears an interest rate of 4.5% with payments due in February and August of each year.
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
During the three months ended March 31, 2020, we acquired the 47.4% noncontrolling interests in the real estate partnership that owns 71 France for $12.2 million.
MARKETABLE SECURITES
As of March 31, 2020, marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations.

	(in thousands)
As of March 31, 2020	Cost	Gross Unrealized Gain (Loss)	Carrying Value
Marketable securities	$4,264	$(2,261)	$2,003

As of December 31, 2019
Marketable securities	$6,942	$113	$7,055

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
Performance-based restricted stock awards and RSUs of 37,822 and 37,822 for the three months ended March 31, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019:

	(in thousands, except per share data)
	Three Months Ended March 31,
	2020	2019
NUMERATOR
Net income (loss) attributable to controlling interests	$(7,007)	$(4,698)
Dividends to preferred shareholders	(1,705)	(1,705)
Redemption of preferred shares	273	—
Numerator for basic earnings (loss) per share – net income available to common shareholders	(8,439)	(6,403)
Noncontrolling interests – Operating Partnership	(692)	(743)
Dividends to preferred unitholders	160	57
Numerator for diluted earnings (loss) per share	$(8,971)	$(7,089)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	12,103	11,763
Effect of redeemable operating partnership units	1,054	1,367
Effect of Series D preferred units	228	85
Effect of dilutive restricted stock awards and restricted stock units	16	14
Denominator for diluted earnings per share	13,401	13,229

Earnings (loss) per common share from continuing operations – basic	$(0.69)	$(0.54)
Earnings (loss) per common share from discontinued operations – basic	—	—
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.69)	$(0.54)

Earnings (loss) per common share from continuing operations – diluted	$(0.67)	$(0.54)
Earnings (loss) per common share from discontinued operations – diluted	—	—
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.67)	$(0.54)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 1.0 million and 1.1 million outstanding Units at March 31, 2020 and December 31, 2019, respectively.
Common Shares and Equity Awards. Common shares outstanding on March 31, 2020 and December 31, 2019, totaled 12.2 million and 12.1 million, respectively. There were 1,193 shares issued upon the vesting of equity awards under our 2015 Incentive Plan during the three months ended March 31, 2020, with a total grant-date fair value of $125,000. During the three months ended March 31, 2019, we issued 207 shares, with a total grant-date fair value of $10,000, under our 2015 Incentive Plan. These shares vest based on performance and service criteria.
Equity Distribution Agreement. We have an equity distribution agreement in connection with an at-the-market offering ("2019 ATM Program") through which we may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general purposes, which may include the funding of future acquisitions, community renovations, and the repayment of indebtedness. During the three months ended March 31, 2020, we issued approximately 50,000 common shares under the 2019 ATM Program at an average price of $68.04 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $3.4 million. As of March 31, 2020, we had remaining capacity in terms of common shares having an aggregate offering price of up to $124.3 million remaining available under the 2019 ATM Program.
Exchange Rights. Pursuant to the exercise of Exchange Rights, we redeemed Units for cash during the three months ended March 31, 2020 and 2019 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three Months Ended March 31,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2020	—	$14	$74.45
2019	3	$156	$58.95

(1)	The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.
We also redeemed Units in exchange for common shares in connection with Unitholders exercising their Exchange Rights during the three months ended March 31, 2020 and 2019 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Total Book Value
2020	14	$930
2019	—	—

Share Repurchase Program. On December 5, 2019, our Board of Trustees terminated the existing share repurchase program and authorized a new share repurchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this new repurchase program, we may repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time. As of March 31, 2020, $46.9 million remained available under our share repurchase program. Common shares and Series C Preferred Shares repurchased during the three months ended March 31, 2020 and 2019 are detailed in the table below.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Number of Preferred Shares	Aggregate Cost(1)	Average Price Per Share(1)
2020	—	136	$3,137	$23.00
2019	174	—	$8,804	$50.54

(1)	Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 4.0 million and 4.1 million shares at March 31, 2020 and December 31, 2019, respectively. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($99.6 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). On February 26, 2019, we issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. Changes in the redemption value are charged to common shares on our condensed consolidated balance sheets from period to period. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the condensed consolidated statements of equity within net income (loss) attributable to controlling interests and noncontrolling interests.

NOTE 5 • DEBT
As of March 31, 2020, we owned 70 apartment communities, of which 24 served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of March 31, 2020, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
As of March 31, 2020, we owned 46 apartment communities that were not encumbered by mortgages, with 45 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility ("unsecured credit facility") is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). As of March 31, 2020, the UAP provided for a borrowing capacity of $250.0 million, with additional borrowing availability of $167.0 million beyond the $83.0 million drawn, including the balance on our operating line of credit (discussed below). The unsecured credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
We have a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes ("unsecured senior notes"). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually and $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually. We have $25.0 million remaining available under the private shelf agreement.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the condensed consolidated balance sheets, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage ratio, as defined under our Second Amended and Restated Credit Agreement. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of March 31, 2020.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on June 30, 2020 and has a one-year rolling commitment, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes our indebtedness at March 31, 2020:

	(in thousands)
	March 31, 2020	December 31, 2019	Weighted Average Maturity in Years at March 31, 2020
Lines of credit	$83,000	$50,079	2.4
Term loans (1)	145,000	145,000	4.6
Unsecured senior notes (1)	125,000	125,000	9.1
Unsecured debt	353,000	320,079	5.7
Mortgages payable - fixed	329,988	331,376	5.5
Total debt	$682,988	$651,455	5.6
Weighted average interest rate on lines of credit (rate with swap)	3.18%	3.81%
Weighted average interest rate on term loans (rate with swap)	4.13%	4.11%
Weighted average interest rate on unsecured senior notes	3.78%	3.78%
Weighted average interest rate on mortgages payable	4.01%	4.02%

(1)	Included within notes payable on our condensed consolidated balance sheets.

The aggregate amount of required future principal payments on mortgages payable, term loans, and unsecured senior notes as of March 31, 2020, was as follows:

(in thousands)
2020 (remainder)	$13,509
2021	40,523
2022	37,352
2023	48,111
2024	73,777
Thereafter	386,716
Total payments	$599,988

NOTE 6 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable interest rate on our term loans and a portion of our revolving line of credit. The interest rate swap contracts qualify as cash flow hedges.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the ineffective portion of a hedging instrument is not required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loans. During the next twelve months, we estimate an additional $4.0 million will be reclassified as an increase to interest expense.
At March 31, 2020 and December 31, 2019, we had a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
At March 31, 2020 and December 31, 2019, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.

		(in thousands)
		March 31, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$17,360	$7,607

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2020 and 2019.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended March 31,	2020	2019		2020	2019
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(9,408)	$(2,282)	Interest expense	$(345)	$(1)

NOTE 7 • FAIR VALUE MEASUREMENTS
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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets
Mortgages and notes receivable	$26,697	—	—	$26,697
Liabilities
Derivative instruments - interest rate swaps	$17,360	—	—	$17,360

December 31, 2019
Liabilities
Derivative instruments - interest rate swaps	$7,607	$—	$—	$7,607

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
Effective January 1, 2020, we elected the fair value option for our mortgage loans receivable and notes receivable, as allowed under ASU 2019-05 which provided transition relief upon adoption of ASU 2016-13, Financial Instruments - Credit Losses. We utilize an income approach with level 3 inputs based on expected future cash flows to value these instruments. The inputs include market transactions for similar instruments, instrument specific credit risk (range of 0.5% to 1.0%), and management estimates of comparable interest rates (range of 3.75% to 5.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on our condensed consolidated statements of operations.

	(in thousands)
	Fair Value Measurement at March 31, 2020	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Mortgage loans and notes receivable	$26,697	$1	$527	$528

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).

The estimated fair values of our financial instruments as of March 31, 2020 and December 31, 2019, respectively, are as follows:

	(in thousands)
	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$26,338	$26,338	$26,579	$26,579
Restricted cash	$2,344	$2,344	$19,538	$19,538
Mortgage and note receivable(2)	$—	$—	$32,810	$32,810
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$83,000	$83,000	$50,079	$50,079
Notes payable(1)	$270,000	$270,000	$270,000	$270,000
Mortgages payable	$329,988	$333,416	$331,376	$332,471

(1)	Excluding the effect of interest rate swap agreements.

(2)
As of January 1, 2020, we elected the fair value option, as allowed under ASU 2019-05. Fair value for these instruments is discussed within the Fair Value Measurements on a Recurring Basis section above.

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $46.3 million of new real estate during the three months ended March 31, 2020, compared to $44.0 million acquisitions in the three months ended March 31, 2019. Our acquisitions during the three months ended March 31, 2020 and 2019 are detailed below.
Three Months Ended March 31, 2020

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Other(1)	Land	Building	Intangible Assets	Other(2)
182 homes - Ironwood Apartments - New Hope, MN	March 5, 2020	$46,263	$28,600	$17,663	$2,165	$36,869	$824	6,405

Total Acquisitions		$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405

(1)	Payoff of note receivable and accrued interest by seller at closing.

(2)	Consists of TIF note acquired. Refer to Note 2 for further discussion.
Three Months Ended March 31, 2019

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Units(1)	Land	Building	Intangible Assets
Multifamily
272 homes - SouthFork Townhomes - Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548

Total Acquisitions		$44,000	$27,440	$16,560	$3,502	$39,950	$548

(1)	Value of Series D preferred units at the acquisition date.
DISPOSITIONS
During the three months ended March 31, 2020, we had no dispositions. During the three months ended March 31, 2019, we sold one parcel of unimproved land for a total sale price of $3.0 million. The following tables detail our dispositions for the three months ended March 31, 2019:

Three Months Ended March 31, 2019

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	$3,049	$3,205	$(156)

Total Dispositions		$3,049	$3,205	$(156)

NOTE 9 • SEGMENT REPORTING
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
The following tables present NOI for the three months ended March 31, 2020 and 2019, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended March 31, 2020	Multifamily	All Other	Total
Revenue	$43,331	$1,075	$44,406
Property operating expenses, including real estate taxes	18,578	355	18,933
Net operating income	$24,753	$720	$25,473
Property management			(1,554)
Casualty gain (loss)			(327)
Depreciation and amortization			(18,160)
General and administrative expenses			(3,428)
Interest expense			(6,911)
Interest and other income			(2,777)
Net income (loss)			$(7,684)

	(in thousands)
Three Months Ended March 31, 2019	Multifamily	All Other	Total
Revenue	$38,739	$6,869	$45,608
Property operating expenses, including real estate taxes	16,770	3,266	20,036
Net operating income	$21,969	$3,603	$25,572
Property management			(1,554)
Casualty gain (loss)			(641)
Depreciation and amortization			(18,111)
General and administrative expenses			(3,806)
Interest expense			(7,896)
Loss on debt extinguishment			(2)
Interest and other income			424
Income (loss) before gain (loss) on sale of real estate and other investments and income (loss) from discontinued operations			(6,014)
Gain (loss) on sale of real estate and other investments			54
Net income (loss)			$(5,960)

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2020, and December 31, 2019, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of March 31, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,653,829	$33,607	$1,687,436
Less accumulated depreciation	(356,045)	(10,262)	(366,307)
Total property owned	$1,297,784	$23,345	$1,321,129
Cash and cash equivalents			26,338
Restricted cash			2,344
Other assets			21,124
Unimproved land			1,376
Mortgage loans receivable			16,775
Total Assets			$1,389,086

	(in thousands)
As of December 31, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,609,471	$33,607	$1,643,078
Less accumulated depreciation	(339,272)	(9,850)	(349,122)
Total property owned	$1,270,199	$23,757	$1,293,956
Cash and cash equivalents			26,579
Restricted cash			19,538
Other assets			34,829
Unimproved land			1,376
Mortgage loans receivable			16,140
Total Assets			$1,392,418

NOTE 10 • COMMITMENTS AND CONTINGENCIES
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
Restrictions on Taxable Dispositions.  Twenty-four of our properties, consisting of 4,560 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders' best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code (the "Code"). Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
NOTE 11 • SHARE-BASED COMPENSATION
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
2020 LTIP Awards
Awards granted to officers on March 13, 2020, consist of for 8,806 time-based RSU awards. All of these awards are classified as equity awards. The time-based RSU awards vest as to one-third of the shares on each of March 13, 2021, March 13, 2022, and March 13, 2023.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $465,000 and $416,000 for the three months ended March 31, 2020 and 2019, respectively. The increase in expense was primarily due to the timing of award grants in connection with the change in our fiscal year end, additional officers included in award grants, and a decrease in forfeitures in the current period compared to the prior period.
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the year ended December 31, 2019, which are included in our Form 10-K filed with the SEC on February 19, 2020, and the risk factors in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2019. Currently, one of the most significant factors is the potential adverse effects of the current COVID-19 pandemic and its associated economic impact on the financial condition, results of operations, and cash flows of IRET and our residents and commercial tenants, the real estate market generally and the global economy and financial markets. The extent to which COVID-19 impacts us and our residents and commercial tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•
the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operation;

•	deteriorating economic conditions and rising unemployment rates in the markets where we own apartment communities or in which we may invest in the future;

•	government actions arising out of the COVID-19 pandemic that limit economic and consumer activity;

•
rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors, including the impact of the COVID-19-related governmental rules and regulations relating to rental rates, evictions, and other rental conditions;

•	changes in operating costs, including real estate taxes, utilities, insurance costs, and expenses related to complying with COVID-19 restrictions or otherwise responding to the COVID-19 pandemic;

•
adverse changes in our markets, including future demand for apartment homes in our markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our inability to identify and consummate attractive acquisitions and dispositions on favorable terms, our inability to reinvest sales proceeds successfully, and our inability to accommodate any significant decline in the market value of real estate serving as collateral for our mortgage obligations;

•	reliance on a single asset class (multifamily) and certain geographic areas (Midwest and West regions) of the U.S.;

•	inability to succeed in any new markets we enter;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell our non-core properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	inability to raise additional equity capital;

•	financing risks, including our potential inability to meet existing covenants in our existing credit facilities or to obtain new debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	loss contingencies and the availability and cost of casualty insurance for losses;

•
inability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;

•	inability to attract and retain qualified personnel;

•	cyber liability or potential liability for breaches of our privacy or information security systems;

•	inability to address catastrophic weather, natural events, and climate change;

•	inability to comply with laws and regulations applicable to our business and any related investigations or litigation; and

•	other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.
New factors may also arise from time to time that could have a material adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as they are updated and supplemented in this Report.
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of March 31, 2020, we owned interests in 70 apartment communities consisting of 12,135 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.7 billion at March 31, 2020, compared to $1.6 billion at December 31, 2019.
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

COVID-19 Developments
The COVID-19 pandemic has had a profound impact on our business since March 2020, when it spread to many of the communities in which we own properties. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve.
In order to minimize the impact of COVID-19 on our team, residents, and communities, we undertook the following measures in March 2020:

•
We enacted social distancing practices for our team and within our communities in order to do our part to stop the spread of COVID-19, including encouraging residents to use electronic or phone communication when contacting our staff;

•
We closed all common amenity spaces, including on-site fitness centers, community rooms, swimming pools, resident coffee services, and conference facilities, until further notice in an effort to support social distancing and comply with governmental regulations;

•	We implemented enhanced cleaning and disinfecting protocols at our communities;

•	We announced that maintenance requests requiring unit entry would be completed for essential or emergency services only;

•	We closed our offices to the public, and our leasing is being done on-line and through virtual tours;

•	We extended April 2020 rent deadlines;

•	We waived all fees associated with credit card payments;

•	We suspended eviction filings in accordance with government regulations;

•	We started offering rental deferment payment plans to residents experiencing COVID-19-related financial hardship; and

•	We began offering flexible lease renewal terms.

COVID-19 will continue to have a significant impact on our business for the foreseeable future, but it is difficult to predict the magnitude of the effects of COVID-19 due to the uncertainties regarding the scope, severity, and duration of the pandemic, the nature and extent of actions taken to combat the pandemic and mitigate its effects, and the direct and indirect economic effects of the pandemic and associated containment measures. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets.
In addition to the general effects of the COVID-19 pandemic on the U.S. economy, the pandemic is also expected to have a material adverse effect on our business. Certain states and cities, including some of those in which our apartment communities are located, have reacted by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of businesses that may continue to operate, and restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. Many experts predict that the pandemic will trigger, or has already triggered, a global recession. In addition, ongoing social distancing requirements and stay-at-home directives affect the daily lives of our employees and residents and impact our ability to show apartment homes to potential residents, while the ongoing loss of jobs, rising unemployment levels, and closing of certain commercial businesses affect the ability of certain of our residents and commercial tenants to pay rent on a timely basis, renew existing leases or enter into new leases.
Financial Impact of the COVID-19 Pandemic
Because most of our revenue is derived from rental payments that we receive from our residents, which payments are typically due at the beginning of each month, and because most of the physical distancing and shelter-in-place directives did not take effect in the communities in which we operate until the second half of March 2020, the economic disruption caused by COVID-19 did not have a material impact on our business or results of operations for the three months ended March 31, 2020. However, because the COVID-19 pandemic is ongoing, the economic effect of this pandemic is likely to adversely impact our financial condition, results of operations, and cash flows for the foreseeable future.
The economic impact of the ongoing COVID-19 pandemic could have the following effects, among others:

•	cause our residents or commercial tenants to defer or stop rental payment, and abandon or fail to renew leases, which would reduce our primary source of net operating income and cash flows;

•	cause us to increase our borrowing and our leverage and/or seek other sources of financing, which may not be available on favorable terms;

•	cause us to fail to satisfy certain of the covenants under our line of credit or other borrowing facilities, which could limit our access to such financings or even lead to an event of default;

•	cause the capital markets generally to become restricted or unavailable, thereby limiting our access to any needed debt or equity capital financing;

•	impact the business of, or cause the loss of, certain critical third-party suppliers or other service providers;

•
restrict our ability to continue to pay dividends on a quarterly basis at the current rate, or at all, which could hinder our ability to meet the REIT distribution requirements and continue to qualify as a REIT;

•	impair the value of our tangible or intangible assets;

•	require us to record loss contingencies and incur additional expenses related to our COVID-19 response; or

•
cause the U.S. economy to suffer an extended economic slowdown, which could lead to a prolonged recession or even economic depression, which in turn would affect the demand for our apartment communities and could have an adverse impact on our business and operating results.

We have taken the following actions in order to manage expenses and to preserve cash flow:

•	We have halted, canceled, or delayed, as appropriate or necessary given governmental restrictions and Center for Disease Control recommendations, certain capital projects and investments;

•	We have suspended certain of our value-add initiatives to renovate apartment homes or community amenity areas;

•	We have eliminated the majority of planned travel expense for our team members through the end of 2020;

•	We have moved the meetings of our Board of Trustees to remote meetings, thus limiting the expense associated with an in-person meeting; and

•	We have initiated a review of capital spend to identify projects which can be delayed.
The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of COVID-19 on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of our team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic. For further information regarding the impact of COVID-19 on our business, see Part II, Item 1A titled “Risk Factors.”
Overview of the Three Months Ended March 31, 2020
For the three months ended March 31, 2020, revenue decreased by $1.2 million to $44.4 million, compared to $45.6 million for the three months ended March 31, 2019, primarily due to dispositions. Total expenses decreased by $1.7 million to $42.4 million for the three months ended March 31, 2020, compared to $44.1 million for the three months ended March 31, 2019. Funds from Operations ("FFO") applicable to common shares and Units for the three months ended March 31, 2020 decreased to $8.7 million compared to $10.1 million for the comparable period ended March 31, 2019, primarily due to loss on marketable securities, offset by reductions in interest expense. general and administrative expense, and casualty loss. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In our ongoing efforts to improve the quality of our portfolio and balance sheet, we completed the following transactions during the first quarter of 2020:

•	Acquired the remaining noncontrolling interests in 71 France for $12.2 million;

•
Completed the acquisition of Ironwood Apartments, an apartment community with 182 homes located in New Hope, Minnesota, an inner-ring suburb of Minneapolis, Minnesota, for an aggregate purchase price of $46.3 million, of which $28.6 million was paid in cash and $17.7 million from payoff of a note receivable.

See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the three-month periods ended March 31, 2020 and 2019.

Results of Operations
Reconciliation of Operating Income (Loss) to Net Operating Income
The following table provides a reconciliation of operating income (loss) to net operating income ("NOI"), which is defined below.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Operating income (loss)	$2,004	$1,460	$544	37.3%
Adjustments:
Property management expenses	1,554	1,554	—	—
Casualty loss	327	641	(314)	(49.0)%
Depreciation and amortization	18,160	18,111	49	0.3%
General and administrative expenses	3,428	3,806	(378)	(9.9)%
Net operating income	$25,473	$25,572	$(99)	(0.4)%
Consolidated Results of Operations
The following consolidated results of operations cover the three months ended March 31, 2020 and 2019.

	(in thousands, except percentages)
	Three Months Ended
	March 31,		2020 vs. 2019
	2020	2019	$ Change	% Change
Revenue
Same-store	$39,820	$38,328	$1,492	3.9%
Non-same-store	3,511	411	3,100	754.3%
Other properties and dispositions	1,075	6,869	(5,794)	(84.3)%
Total	44,406	45,608	(1,202)	(2.6)%
Property operating expenses, including real estate taxes
Same-store	17,258	16,601	657	4.0%
Non-same-store	1,320	169	1,151	681.1%
Other properties and dispositions	355	3,266	(2,911)	(89.1)%
Total	18,933	20,036	(1,103)	(5.5)%
Net operating income
Same-store	22,562	21,727	835	3.8%
Non-same-store	2,191	242	1,949	805.4%
Other properties and dispositions	720	3,603	(2,883)	(80.0)%
Total	$25,473	$25,572	$(99)	(0.4)%
Property management expenses	(1,554)	(1,554)	—	—
Casualty gain (loss)	(327)	(641)	(314)	(49.0)%
Depreciation and amortization	(18,160)	(18,111)	49	0.3%
General and administrative expenses	(3,428)	(3,806)	(378)	(9.9)%
Interest expense	(6,911)	(7,896)	(985)	(12.5)%
Loss on extinguishment of debt	—	(2)	(2)	(100.0)%
Interest and other income (loss)	(2,777)	424	(3,201)	(755.0)%
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(7,684)	(6,014)	(1,670)	(27.8)%
Gain (loss) on sale of real estate and other investments	—	54	(54)	(100.0)%
NET INCOME (LOSS)	$(7,684)	$(5,960)	$(1,724)	28.9%
Dividends to preferred unitholders	(160)	(57)	217	100.0%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	692	743	(51)	(6.9)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	145	576	(431)	(74.8)%
Net income (loss) attributable to controlling interests	(7,007)	(4,698)	(2,309)	49.1%
Dividends to preferred shareholders	(1,705)	(1,705)	—	—
Redemption of Preferred Shares	273	—	273	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,439)	$(6,403)	$(2,036)	31.8%

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2020	2019
Same-store	95.4%	95.6%
Non-same-store	93.3%	94.9%
Total	95.2%	95.5%

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

Number of Apartment Homes	March 31, 2020	March 31, 2019
Same-store	11,257	11,257
Non-same-store	878	272
Total	12,135	11,529
NOI is a non-GAAP measure, which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
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
For the comparison of the three months ended March 31, 2020 and 2019, four apartment communities were non-same-store. Sold communities are included in "Other," which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue decreased by 2.6% to $44.4 million for the three months ended March 31, 2020, compared to $45.6 million in the three months ended March 31, 2019. Dispositions and other properties decreased by $5.8 million, offset by a $3.1 million increase from non-same-store communities. Revenue from same-store communities increased 3.9% or $1.5 million in the three months ended March 31, 2020, compared to the same period in the prior year. The increase was attributable to 4.0% growth in average rental revenue and offset by a 0.1% decrease in occupancy as weighted average occupancy decreased to 95.3% from 95.4% for the three months ended March 31, 2020 and 2019, respectively.

Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, decreased by 5.5% to $18.9 million in the three months ended March 31, 2020, compared to $20.0 million in the same period of the prior year. A decrease of $2.9 million from dispositions and other properties was offset by an increase of $1.2 million at non-same-store communities. Property operating expenses, including real estate taxes, at same-store communities increased by 4.0% or $657,000 in the three months ended March 31, 2020, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $625,000. Insurance expense at same-store properties increased by $528,000. These same-store increases were partially offset by a decrease in controllable operating expenses (which exclude insurance and real estate taxes) of $495,000, primarily due to lower snow removal and utility costs.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.6 million in each of the three months ended March 31, 2020 and 2019.
Casualty gain (loss). Casualty loss was $327,000 in the three months ended March 31, 2020, compared to $641,000 in the same period of the prior year. During the three months ended March 31, 2019, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold and record-setting snowfall, which caused excess ice and snow accumulation, resulting in water damage to some of our apartment communities. We did not incur such losses in the current period.
Depreciation and amortization. Depreciation and amortization increased by 0.3% to $18.2 million in the three months ended March 31, 2020, compared to $18.1 million in the same period of the prior year, attributable to an increase of $2.0 million from non-same-store properties, offset by a decrease from sold properties.
General and administrative expenses.  General and administrative expenses decreased by 9.9% to $3.4 million in the three months ended March 31, 2020, compared to $3.8 million in the same period of the prior year, primarily attributable to decreases in legal fees related to our successful pursuit of a recovery on a construction defect claim and severance costs in the prior year. These decreases were partially offset by an increase in consulting and health insurance costs in the current period.
Interest expense.  Interest expense decreased by 12.5% to $6.9 million in the three months ended March 31, 2020, compared to $7.9 million in the same period of the prior year, primarily due to the replacement of maturing debt with lower rate debt and lower average balances on our lines of credit.
Interest and other income (loss). We recorded a loss in interest and other income (loss) of $2.8 million in the three months ended March 31, 2020, compared to income of $424,000 in the same period of the prior year. The decrease was primarily due to a loss in the value of our marketable securities of $3.6 million.
Gain (loss) on sale of real estate and other investments. We had no gain or loss in continuing operations in the three months ended March 31, 2020, compared to $54,000 in the same period of the prior year.
Net income (loss) available to common shareholders. Net loss available to common shareholders was $8.4 million for the three months ended March 31, 2020, compared to net income of $6.4 million in the three months ended March 31, 2019.
Funds from Operations.
We believe that FFO, which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation.
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
FFO applicable to common shares and Units for the three months ended March 31, 2020, decreased to $8.7 million compared to $10.1 million for the comparable period ended March 31, 2019, a decrease of 14.7%. This decrease was primarily due to loss on marketable securities, offset by reductions in interest expense. general and administrative expense, and casualty loss.
Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2020	2019
Net income (loss) available to common shareholders	$(8,439)	$(6,403)
Adjustments:
Noncontrolling interests – Operating Partnership	(692)	(743)
Depreciation and amortization	18,160	18,111
Less depreciation – non real estate	(93)	(85)
Less depreciation – partially owned entities	(282)	(678)
(Gain) loss on sale of real estate	—	(54)
Funds from operations applicable to common shares and Units	$8,654	$10,148

Funds from operations applicable to common shares and Units	$8,654	$10,148
Dividends to preferred unitholders	160	57
Funds from operations applicable to common shares and Units - diluted	$8,814	$10,205

Per Share Data
Earnings (loss) per common share - diluted	$(0.67)	$(0.54)
FFO per share and Unit - diluted	$0.66	$0.77

Weighted average shares and Units - diluted	13,401	13,230
Acquisitions and Dispositions
During the first quarter of 2020, we acquired a 182-home apartment community in New Hope, Minnesota for an aggregate purchase price of $46.3 million, compared to $44.0 million acquisitions in the same period of the prior year. During the first quarter of 2020, we had no dispositions, compared to one dispositions in the first quarter of 2019. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the three-month periods ended March 31, 2020 and 2019.
Distributions Declared
Distributions of $0.70 per common share and Unit were declared during the three months ended March 31, 2020 and 2019. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended March 31, 2020 and 2019. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended March 31, 2020 and 2019, respectively.

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
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D preferred units, and Units, value-add redevelopment, common share buybacks and Unit redemptions, and acquisitions of additional communities.
Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands during 2020, factors that could impact our future liquidity include, but are not limited to, volatility in capital and credit markets, our ability to access capital and credit markets, the effects of the COVID-19 pandemic, the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
As of March 31, 2020, we had total liquidity of approximately $193.3 million, which included $167.0 million available on our line of credit and $26.3 million of cash and cash equivalents. As of December 31, 2019, we had total liquidity of approximately $226.5 million, which included $199.9 million on our line of credit and $26.6 million of cash and cash equivalents.
Effects of COVID-19
We anticipate that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations, although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic, and availability under our unsecured lines of credit.

•
At the end of the first quarter, we had $193.3 million of total liquidity on our balance sheet, including $167.0 million available under our unsecured line of credit and $26.3 million of cash and cash equivalents.

•	We have approximately $9.5 million of debt maturities remaining in 2020 and approximately $35.8 million of debt maturities in 2021.

•
We have approximately $38.4 million remaining to fund, primarily over the next 15 months, under construction and mezzanine loans we originated for the development of a multifamily community in Minneapolis, Minnesota.

Other available sources of liquidity proceeds from property dispositions, including restricted cash related to net tax deferred proceeds; offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2019 ATM Program; and unsecured term loans or long-term secured mortgages. However, due to the economic disruption caused by COVID-19, the terms of future debt and equity issuances likely will not be as favorable for the foreseeable future as they have been in recent years. For a discussion of our debt facilities and the impact of COVID-19 thereon, see "Debt" and "Potential Impact of COVID-19 on Continuing Debt Availability" below.
Debt
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of March 31, 2020, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool ("UAP"). The UAP provided for a borrowing capacity of approximately $250.0 million at quarter-end, offering additional borrowing availability of $167.0 million beyond the $83.0 million drawn, including the balance on our operating line of credit, as of March 31, 2020. At December 31, 2019, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $50.1 million was drawn on the line, including the balance on our operating line of credit. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
As of March 31, 2020, we had a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. An additional $25.0 million remains available under this agreement.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $330.0 million and $331.4 million on March 31, 2020 and December 31, 2019, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2020, the weighted average interest rate on our mortgage debt was 4.01%.
Potential Impact of COVID-19 on Continuing Debt Availability
Although we are in compliance with our covenants under all of our debt facilities, there can be no assurance that we will continue to remain in compliance with those covenants or be able to access these funds depending on the length of the COVID-19 pandemic and the breadth of its impact on the U.S. economy generally and the credit markets in particular. Under the terms of our credit facility, we may be unable to obtain advances under our credit facility if:

•
we are unable to make certain representations and warranties, including a certification that, since April 30, 2018, there has been no change in our business, financial condition, operations, performance or properties , taken as a whole, which would reasonably be expected to have a material adverse effect;

•	changes in our consolidated property NOI or capitalization rates applicable to the properties in our borrowing base reduce or eliminate availability under our credit facility; or

•
changes in the nature and composition (including occupancy rate) of the properties in our borrowing base cause these properties to become ineligible to be part of our borrowing base -- which could occur if, among other reasons, the occupancy rate of our eligible properties drops below 70% or tenants under "significant leases" (defined as any lease that comprises 30% or more of all base rent revenue of such property) are more than 60 days in arrears on base rental or other similar payments due under their leases -- and if we are not able to replace such properties with other qualifying properties, such ineligibility could reduce or eliminate the availability under our credit facility.

Even if we remain in compliance with the foregoing representations, warranties and covenants, we may be unable to access the full amount available under our credit facilities if our lenders fail to fund their commitments, which could occur if:

•
credit market deterioration or overall economic conditions affect the ability of one or more of our lenders to meet their funding commitments under our revolving credit facility. If a lender fails to fund its commitment under the revolving credit facility, that portion of the credit facility will be unavailable if the lender’s commitment is not replaced by a new commitment from an alternate lender;

•
distressed market conditions cause our lenders to transfer their commitments to other institutions, which could result in committed funds not being available, particularly if consolidation of the commitments under our credit facility or among its lenders were to occur; or

•	we are unable to obtain additional letters of credit due to a default by any lender in meeting its funding obligations.
Equity
We have an equity distribution agreement in connection with the 2019 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the three months ended March 31, 2020, we issued approximately 50,000 common shares under the 2019 ATM program at an average price of $68.04 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $3.4 million. As of March 31, 2020, common shares having an aggregate offering prices of up to $124.3 million remained available under the 2019 ATM Program.

Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended March 31, 2020, we generated capital from various activities, including:

•	Receiving $3.4 million from the issuance of approximately 50,000 common shares under our 2019 ATM Program; and

•	Selling $1.7 million of marketable securities.
During the three months ended March 31, 2020, we used capital for various activities, including:

•
Acquiring Ironwood Apartments, a 182-home apartment community located in New Hope, Minnesota, an inner-ring suburb of Minneapolis, for an aggregate purchase price of $46.3 million, of which $28.6 million was paid in cash and $17.7 million from payoff of a note receivable and accrued interest;

•	Acquiring the noncontrolling interests in 71 France for $12.2 million;

•	Repaying $1.5 million of mortgage principal;

•	Repurchasing 136,380 Series C preferred shares for an aggregate total cost of approximately $3.1 million; and

•	Funding capital improvements for apartment communities of approximately $2.8 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2019. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the three months ended March 31, 2020.

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
See our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitivity. As of March 31, 2020, our exposure to market risk has not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended March 31, 2020 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.
Item 1A. Risk Factors
The COVID-19 pandemic could have the effect of heightening many of the risks described in Item 1A of our Form 10-K for the year ended December 31, 2019, including, without limitation, the following:

•	"Our financial performance is subject to risks associated with the real estate industry and ownership of apartment communities";

•	"Our property acquisition activities may not produce the cash flows expected and could subject us to various risks that could adversely affect our operating results";

•	"We may be unable to acquire or develop properties and expand our operations into new or existing markets successfully";

•

•	"We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors";

•	"Our operations are concentrated in certain regions of the United States, and we are subject to general economic conditions in the regions in which we operate";

•	"Because real estate investments are relatively illiquid and various other factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate";

•	"Inability to manage growth effectively may adversely affect our operating results";

•	"Future cash flows may not be sufficient to ensure recoverability of the carrying value of our real estate assets";

•	"The restrictive terms of indebtedness may cause acceleration of debt payments and constrain our ability to conduct certain transactions";

•	"Our stock price may fluctuate significantly"; and

•	"Payment of distributions on our common shares is not guaranteed,"
In addition to the risk factors listed above and those risk factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019, we are presenting the following updated and additional risk factors to help investors understand the potential impact of the COVID-19 pandemic on our business:
The COVID-19 Pandemic Could Have a Material Adverse Effect on Our Business and Our Financial Results
If our employees or their family members become ill, it could affect the operation of our business and the maintenance of our properties. Ongoing social distancing requirements and stay-at-home directives affect the daily lives of our employees and residents and impact our ability to show apartment homes to potential residents, while the ongoing loss of jobs and rising unemployment levels affect the ability of some of our residents to pay rent on a timely basis, renew existing leases or enter into new leases. Certain states and cities, including where our apartment communities are located, have reacted by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of business that may continue to operate, and restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will be lifted. Many experts predict that the pandemic will trigger, or has already triggered, a global recession.
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows for the foreseeable future. The effects of the ongoing COVID-19 pandemic could:

•	cause our residents or commercial tenants to defer or stop rental payments, and abandon or fail to renew leases, which would reduce our primary source of net operating income and cash flows;

•	cause us to increase our borrowing and our leverage and/or seek other sources of financing, which may not be available on favorable terms;

•	cause us to fail to satisfy certain of the covenants under our line of credit or other borrowing facilities, which could limit our access to such financings or even lead to an event of default;

•	cause the capital markets generally to become restricted or unavailable, thereby limiting our access to any needed debt or equity capital financing;

•	impact the business of, or cause the loss of, certain critical third-party suppliers or other service providers;

•	restrict our ability to continue to pay dividends on a quarterly basis at the current rate, or at all;

•	impair the value of our tangible or intangible assets;

•	require us to record loss contingencies and incur additional expenses related to our COVID-19 response; or

•
cause the U.S. economy to suffer an extended economic slowdown, which could lead to a prolonged recession or even economic depression, which in turn would affect the demand for our apartment communities and could have an adverse impact on our business and operating results.

Any of the foregoing factors, or others, could have a material adverse effect on our business and results of operations for so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular.
The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business, including our workforce and supply chains, and could make it more difficult and expensive to meet our obligations to our residents.
Our operations are susceptible to national or international events, including acts or threats of war or terrorism, political instability, natural disasters, and health epidemics or pandemics. These risks include a widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, resulting in a worldwide pandemic that has affected hundreds of countries around the world, including the U.S. The COVID-19 pandemic has resulted in travel bans, quarantines, and work restrictions that prohibit many employees from going to work. As a result of pandemics, including COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require dramatic changes at our apartment communities or could impact the availability of goods or services from many of our suppliers for extended or indefinite periods of time.
Our business depends on our ability to continue to provide high quality housing and consistent operation of our apartment communities, the failure of which could adversely affect our business and results of operations.
Our business depends on providing our residents with quality housing and reliable services (including utilities), along with the consistent operation of our communities and their associated amenities, including covered parking, swimming pools, clubhouses with fitness facilities, playground areas, and other similar features. We may be required to undertake significant capital expenditures to renovate or reconfigure our communities in order to attract new residents and retain existing residents. The delayed delivery, material reduction, or prolonged interruption in any of these services, including as a result of social distancing policies enforced during the COVID-19 pandemic, may cause our residents to terminate their leases, may result in the reduction of rents and/or may result in an increase in our costs. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power failure, inclement weather, physical or electronic security breaches, vandalism or acts of terrorism, or other similar events. Any of these issues could cause our residents to terminate or fail to renew their leases, could expose us to additional costs or liability claims, and could damage our reputation, any of which could impact our ability to provide quality housing and consistent operation of our apartment communities, which in turn could materially affect our business and results of operations.

Our inability to renew, repay, or refinance our debt may result in losses. We incur a significant amount of debt in the ordinary course of our business and in connection with acquisitions of real properties. Because we have a limited ability to retain earnings as a result of the REIT distribution requirements, we will generally be required to refinance debt that matures with additional debt or equity. We are subject to the normal risks associated with debt financing, including the risks that:

•	our cash flow will be insufficient to meet required payments of principal and interest, particularly if net operating income is reduced significantly due to the effects of the COVID-19 pandemic;

•	we will not be able to renew, refinance, or repay our indebtedness when due; and

•	the terms of any renewal or refinancing are at terms less favorable than the terms of our current indebtedness.
These risks increase when credit markets are tight, as they may be during the COVID-19 pandemic. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.

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
During the first quarter of 2020, we issued 10,579 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased (1)	Share and Unit(2)	Plans or Programs	Programs(3)
January 1 - 31, 2020	76	$74.96	—	$50,000,000
February 1 - 29, 2020	76	71.12	—	50,000,000
March 1 - 31, 2020	136,410	23.01	136,380	46,863,182
Total	136,562	$23.07	136,380

(1)	Includes a total of 182 Units redeemed for cash pursuant to the exercise of exchange rights. March purchases included 136,380 Series C Preferred Shares.

(2)	Amount includes commissions paid.

(3)	Represents amounts outstanding under our $50 million share repurchase program, which was authorized by our Board of Trustees on December 5, 2019.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Seventh Restated Trustees' Regulations (Bylaws) (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 1, 2020).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE

*	Filed herewith

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these condensed consolidated financial statements; and (vi) the Cover Page to our Quarterly Report on Form 10-Q.

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

Date: May 11, 2020