Form 10-Q
period 2020-06-30
INVESTORS REAL ESTATE TRUST
filed 2020-08-03
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of common shares of beneficial interest outstanding as of July 27, 2020, was 12,826,707.

PART I
Item 1. Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	June 30, 2020	December 31, 2019
ASSETS
Real estate investments
Property owned	$1,694,033	$1,643,078
Less accumulated depreciation	(383,917)	(349,122)
	1,310,116	1,293,956
Unimproved land	—	1,376
Mortgage loans receivable	10,961	16,140
Total real estate investments	1,321,077	1,311,472
Cash and cash equivalents	52,714	26,579
Restricted cash	2,535	19,538
Other assets	16,484	34,829
TOTAL ASSETS	$1,392,810	$1,392,418
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$54,883	$47,155
Revolving lines of credit	63,000	50,079
Notes payable, net of unamortized loan costs of $845 and $942 respectively	269,155	269,058
Mortgages payable, net of unamortized loan costs of $1,525 and $1,712, respectively	323,705	329,664
TOTAL LIABILITIES	$710,743	$695,956
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at June 30, 2020 and December 31, 2019, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,883 shares issued and outstanding at June 30, 2020, aggregate liquidation preference of $97,085 and 4,118 shares issued and outstanding at December 31, 2019, aggregate liquidation preference of $102,971)	93,579	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 12,827 shares issued and outstanding at June 30, 2020 and 12,098 shares issued and outstanding at December 31, 2019)	958,292	917,400
Accumulated distributions in excess of net income	(421,515)	(390,196)
Accumulated other comprehensive income (loss)	(18,139)	(7,607)
Total shareholders’ equity	$612,217	$619,053
Noncontrolling interests – Operating Partnership (1,022 units at June 30, 2020 and 1,058 units at December 31, 2019)	52,558	55,284
Noncontrolling interests – consolidated real estate entities	732	5,565
Total equity	$665,507	$679,902
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,392,810	$1,392,418
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE	$43,910	$46,934	$88,316	$92,542
EXPENSES
Property operating expenses, excluding real estate taxes	12,360	13,942	25,828	28,746
Real estate taxes	5,410	5,574	10,875	10,806
Property management expense	1,345	1,445	2,899	2,999
Casualty loss	913	92	1,240	733
Depreciation and amortization	18,156	18,437	36,316	36,548
General and administrative expenses	3,202	3,549	6,630	7,355
TOTAL EXPENSES	$41,386	$43,039	$83,788	$87,187
Operating income (loss)	2,524	3,895	4,528	5,355
Interest expense	(6,940)	(7,590)	(13,851)	(15,486)
Loss on extinguishment of debt	(17)	(407)	(17)	(409)
Interest and other income (loss)	538	468	(2,239)	892
Income (loss) before gain (loss) on sale of real estate and other investments, and gain (loss) on litigation settlement	(3,895)	(3,634)	(11,579)	(9,648)
Gain (loss) on sale of real estate and other investments	(190)	615	(190)	669
Gain (loss) on litigation settlement	—	6,286	—	6,286
NET INCOME (LOSS)	$(4,085)	$3,267	$(11,769)	$(2,693)
Dividends to preferred unitholders	(160)	(160)	(320)	(217)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	447	(148)	1,139	595
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(5)	154	140	730
Net income (loss) attributable to controlling interests	(3,803)	3,113	(10,810)	(1,585)
Dividends to preferred shareholders	(1,609)	(1,706)	(3,314)	(3,411)
Discount on redemption of preferred shares	25	—	298	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,387)	$1,407	$(13,826)	$(4,996)

BASIC
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.44)	$0.11	$(1.13)	$(0.43)

DILUTED
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.44)	$0.11	$(1.13)	$(0.43)
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(4,085)	$3,267	$(11,769)	$(2,693)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(1,696)	(4,430)	(11,105)	(6,712)
(Gain) loss on derivative instrument reclassified into earnings	917	(29)	573	(30)
Total comprehensive income (loss)	$(4,864)	$(1,192)	$(22,301)	$(9,435)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	504	275	1,967	1,255
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(5)	154	140	730
Comprehensive income (loss) attributable to controlling interests	$(4,365)	$(763)	$(20,194)	$(7,450)

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2019	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				(1,585)		(1,151)	(2,736)
Change in fair value of derivatives					(6,742)		(6,742)
Distributions - common shares and units ($0.70 per share and unit)				(16,389)		(1,816)	(18,205)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(3,411)			(3,411)
Share-based compensation, net of forfeitures		3	981				981
Redemption of units for common shares		8	(521)			521	—
Redemption of units for cash						(8,124)	(8,124)
Shares repurchased		(290)	(15,677)				(15,677)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Other		(7)	(5)			(59)	(64)
Balance June 30, 2019	$99,456	11,656	$888,541	$(450,433)	$(7,598)	$64,034	$594,000

Six Months Ended June 30, 2020
Balance December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				(10,810)		(1,279)	(12,089)
Change in fair value of derivatives					(10,532)		(10,532)
Distributions - common shares and units ($0.70 per share and unit)				(17,493)		(1,446)	(18,939)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(3,314)			(3,314)
Share-based compensation, net of forfeitures		19	967				967
Sale of common shares, net		674	48,141				48,141
Redemption of units for common shares		36	118			(118)	—
Redemption of units for cash						(23)	(23)
Shares repurchased	(5,877)	—	—	298			(5,579)
Acquisition of noncontrolling interests			(7,584)			(4,637)	(12,221)
Other		—	(750)			(56)	(806)
Balance June 30, 2020	$93,579	12,827	$958,292	$(421,515)	$(18,139)	$53,290	$665,507

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended June 30, 2019	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance March 31, 2019	$99,456	11,768	$895,381	$(443,661)	$(3,139)	$72,355	$620,392
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				3,113		(6)	3,107
Change in fair value of derivatives					(4,459)		(4,459)
Distributions - common shares and units ($0.70 per share and unit)				(8,179)		(859)	(9,038)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,706)			(1,706)
Share-based compensation, net of forfeitures		3	565				565
Redemption of units for common shares		8	(521)			521	—
Redemption of units for cash						(7,968)	(7,968)
Shares repurchased		(116)	(6,863)				(6,863)
Other		(7)	(21)			(9)	(30)
Balance June 30, 2019	$99,456	11,656	$888,541	$(450,433)	$(7,598)	$64,034	$594,000

Three Months Ended June 30, 2020
Balance March 31, 2020	$96,046	12,163	$912,653	$(407,150)	$(17,360)	$55,527	$639,716
Net income (loss) attributable to controlling interests and noncontrolling interests				(3,803)		(442)	(4,245)
Change in fair value of derivatives					(779)		(779)
Distributions - common shares and units ($0.70 per share and unit)				(8,978)		(715)	(9,693)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,609)			(1,609)
Share-based compensation, net of forfeitures		18	502				502
Sale of common shares, net		624	44,789				44,789
Redemption of units for common shares		22	1,048			(1,048)	—
Redemption of units for cash						(9)	(9)
Shares repurchased	(2,467)			25			(2,442)
Other		—	(700)			(23)	(723)
Balance June 30, 2020	$93,579	12,827	$958,292	$(421,515)	$(18,139)	$53,290	$665,507

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,769)	$(2,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	36,829	37,136
(Gain) loss on sale of real estate and other investments	190	(669)
Realized (gain) loss on marketable securities	3,378	—
(Gain) loss on litigation settlement	—	(2,286)
Share-based compensation expense	967	981
Other, net	909	1,350
Changes in other assets and liabilities:
Other assets	(2,036)	(1,745)
Accounts payable and accrued expenses	(3,192)	(3,468)
Net cash provided by (used by) operating activities	$25,276	$28,606
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	3,856	—
Principal proceeds on mortgage loans receivable	10,020	—
Increase in mortgages and notes receivable	(11,162)	(159)
Proceeds from sale of real estate and other investments	1,162	9,882
Payments for acquisitions of real estate assets	(22,770)	(29,918)
Payments for improvements of real estate assets	(12,428)	(6,317)
Other investing activities	633	282
Net cash provided by (used by) investing activities	$(30,689)	$(26,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(6,392)	(74,614)
Proceeds from revolving lines of credit	41,578	146,439
Principal payments on revolving lines of credit	(28,656)	(26,000)
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(12,221)	(1,260)
Proceeds from issuance of common shares	48,141	—
Repurchase of common shares	—	(15,677)
Repurchase of Series C preferred shares	(5,579)	—
Repurchase of partnership units	(23)	(8,124)
Distributions paid to common shareholders	(16,984)	(16,583)
Distributions paid to preferred shareholders	(3,314)	(1,705)
Distributions paid to preferred unitholders	(320)	(57)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(1,472)	(1,914)
Other financing activities	(213)	(59)
Net cash provided by (used by) financing activities	$14,545	$446
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	9,132	2,822
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,117	19,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$55,249	$22,078

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(458)	$499
Distributions declared but not paid to common shareholders	9,694	9,038
Distributions declared but not paid to preferred shareholders	—	1,706
Distributions declared but not paid to preferred unitholders	—	160
Gain on litigation settlement	—	2,286
Real estate assets acquired through exchange of note receivable	17,663	—
Note receivable exchanged through real estate acquisition	(17,663)	—
Property acquired through issuance of Series D preferred units	—	16,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,120	$15,044
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2020 and 2019
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2020, we owned interests in 70 apartment communities consisting of 12,135 apartment homes.
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
SIGNIFICANT RISKS AND UNCERTAINTIES
The COVID-19 pandemic is a source of significant risk and uncertainty that could have an adverse impact on our business. The COVID-19 pandemic has adversely impacted the global economy and financial markets, and multifamily residents and commercial tenants have experienced financial hardship or closures. We have received requests for rent relief in the form of rent deferrals or rent abatements due to these financial hardships and government-mandated closures. As of June 30, 2020, $68,000 remained outstanding under the rent deferral agreements offered to multifamily residents. During the three months ended June 30, 2020, we recognized a reduction in revenue of $402,000 due to rent abatements to commercial tenants.
The extent to which the COVID-19 pandemic could have an adverse effect on our financial condition, results of operations, and cash flows is uncertain and will depend on future developments. The COVID-19 pandemic has not had a significant adverse effect on our financial condition, results of operations, and cash flows for the six months ended June 30, 2020; however, we continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and cannot predict the impact it may have on our financial condition, results of operations, and cash flows in the future.
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
		This ASU is optional and may be elected over time.	We are currently evaluating the practical expedients and the impact they may have on our condensed consolidated financial statements.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

	(in thousands)
Balance sheet description	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$52,714	$26,579	$17,406
Restricted cash	2,535	19,538	4,672
Total cash, cash equivalents and restricted cash	$55,249	$46,117	$22,078

As of June 30, 2020, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions.
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
Beginning in April 2020, we offered multifamily residents suffering from financial hardship related to the COVID-19 pandemic the option to apply for rent deferral. We also abated rent, common area maintenance, and tax expenses for commercial tenants that experienced government-mandated interruptions or closures of their businesses. We elected to account for these accommodations as though enforceable rights and obligations for the accommodation existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020 related to lease modification guidance under ASC 842. The accommodations were recognized as variable lease payments. As of June 30, 2020, $68,000 remained outstanding under the rent deferral agreements offered to multifamily residents. During the three months ended June 30, 2020, we recognized a reduction in revenue of $402,000 due to rent abatements to commercial tenants.
Many of our leases contain non-lease components for utility reimbursement from our residents and common area maintenance from our commercial tenants. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of June 30, 2020, was as follows:

(in thousands)
2020 (remainder)	$1,490
2021	3,044
2022	3,047
2023	2,870
2024	2,339
Thereafter	5,021
Total scheduled lease income - operating leases	$17,811

REVENUES
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the company expects to be entitled for those goods and services. We elected to omit disclosing the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Revenue streams that are included in revenues from contracts with customers include:

•	Other property revenues: We recognize revenue for rental related income not included as a component of a lease, such as application fees, as earned.

•
Gains or losses on sales of real estate: A gain or loss is recognized when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold.

The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2020:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2020	2019	2020	2019
Fixed lease income - operating leases	Leases	$41,910	$44,342	$83,843	$88,084
Variable lease income - operating leases	Leases	1,302	1,548	3,082	2,632
Other property revenue	Revenue from contracts with customers	698	1,044	1,391	1,826
Total revenue		$43,910	$46,934	$88,316	$92,542

IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long-lived assets, including investments in real estate, for impairment indicators at least quarterly. The impairment evaluation is performed on assets by property such that assets for a property form an asset group. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each asset group, and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the long-lived asset group against the carrying amount of that asset group. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset group, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount of the asset group. If our anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results. Reducing planned property holding periods may increase the likelihood of recording impairment losses.
During the six months ended June 30, 2020 and 2019, we recorded no impairment charges.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of June 30, 2020, the note was paid in full. As of December 31, 2019, the balance of the note was $10.0 million, with 12 communities remaining in the pool of assets used to secure the mortgage. During the six months ended June 30, 2020 and 2019, we received and recognized approximately $279,000 and $285,000 of interest income, respectively.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, Minnesota, a Minneapolis suburb. We funded an additional $341,000 upon satisfaction of certain conditions set forth in the loan agreement. During the six months ended June 30, 2020, we executed the purchase option for the apartment community (refer to Note 8 for details on acquisition). This note was paid in full as part of our acquisition of this apartment community. As of December 31, 2019, the balance of the note was $16.6 million.
In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. In conjunction with the loans, we received a guaranty for the substantial completion of the project improvements from an investment grade guarantor. The construction and mezzanine loans bear interest at 4.5% and 11.5%, respectively. As of June 30, 2020 and December 31, 2019, we had funded $11.0 million and $6.2 million, respectively, of the construction loan, which appears within mortgage loans receivable in our condensed consolidated balance sheets. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the variable interest entity ("VIE") as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
In March 2020, in connection with our acquisition of Ironwood, an apartment community in New Hope, Minnesota, we acquired a tax increment financing note receivable ("TIF") with a principal balance of $6.6 million. The note bears an interest rate of 4.5% with payments due in February and August of each year.
VARIABLE INTEREST ENTITIES
We have determined that our Operating Partnership and each of our less-than-wholly owned real estate partnerships is a VIE, as the limited partners or the functional equivalent of limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs and have both the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because our Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
During the six months ended June 30, 2020, we acquired the 47.4% noncontrolling interests in the real estate partnership that owns 71 France for $12.2 million.
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations. As of June 30, 2020, we had no marketable securities. As of December 31, 2019, the cost basis of marketable securities was $6.9 million, the gross unrealized gain was $113,000, and the carrying value was $7.1 million. During the six months ended June 30, 2020, we had a realized loss of $3.4 million.

NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of our common shares of beneficial interest (“common shares”) outstanding during the period. We have issued restricted stock units (“RSUs”) and incentive stock options ("ISOs") under our 2015 Incentive Plan and Series D Convertible Preferred Units ("Series D preferred units"), which could have a dilutive effect on our earnings per share upon exercise of the RSUs or ISOs or upon conversion of the Series D preferred units (refer to Note 4 for further discussion of the Series D preferred units). Other than the issuance of RSUs, ISOs, and Series D preferred units, we have no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in our sole discretion, we may issue common shares in exchange for Units on a one-for-one basis.
Performance-based RSUs of 27,964 and 37,625 for the three months ended June 30, 2020 and 2019, respectively, and 27,964 and 37,625 for the six months ended June 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended June 30, 2020 and 2019, Series D preferred units of 228,000 and, for the six months ended June 30, 2020 and 2019, Series D preferred units of 228,000 and 157,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended June 30, 2020 and 2019, RSUs of 13,000 and 14,000, respectively, and, for the six months ended June 30, 2020 and 2019, RSUs of 15,000 and 11,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
Stock options of 63,527 and 31,764 for the three and six months ended June 30, 2020, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of common shares for the periods ended and, therefore were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019:

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NUMERATOR
Net income (loss) attributable to controlling interests	$(3,803)	$3,113	$(10,810)	$(1,585)
Dividends to preferred shareholders	(1,609)	(1,706)	(3,314)	(3,411)
Redemption of preferred shares	25	—	298	—
Numerator for basic earnings (loss) per share – net income available to common shareholders	(5,387)	1,407	(13,826)	(4,996)
Noncontrolling interests – Operating Partnership	(447)	148	(1,139)	(595)
Dividends to preferred unitholders	160	160	320	217
Numerator for diluted earnings (loss) per share	$(5,674)	$1,715	$(14,645)	$(5,374)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	12,280	11,729	12,192	11,746
Effect of redeemable operating partnership units	1,037	1,226	1,047	1,306
Denominator for diluted earnings per share	13,317	12,955	13,239	13,052

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.44)	$0.11	$(1.13)	$(0.43)

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.44)	$0.11	$(1.13)	$(0.43)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 1.0 million and 1.1 million outstanding Units at June 30, 2020 and December 31, 2019, respectively.
Common Shares and Equity Awards. Common shares outstanding on June 30, 2020 and December 31, 2019, totaled 12.8 million and 12.1 million, respectively. There were 19,508 and 20,701 shares issued upon the vesting of equity awards under our

2015 Incentive Plan during the three and six months ended June 30, 2020, respectively, with a total grant-date fair value of $956,000 and $1.0 million, respectively. During the three and six months ended June 30, 2019, we issued 6,511 and 6,718 shares, respectively, with a total grant-date fair value of $447,000 and 457,000, respectively, under our 2015 Incentive Plan. These shares vest based on performance and service criteria.
Equity Distribution Agreement. We have an equity distribution agreement in connection with an at-the-market offering ("2019 ATM Program") through which we may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general purposes, which may include the funding of future acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and six months ended June 30, 2020. As of June 30, 2020, common shares having an aggregate offering price of up to $79.5 million remained available under the 2019 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
2020	624	$44,848	$71.84

Six Months Ended June 30,
2020	674	$48,250	$71.56

(1)	Total consideration is net of commissions and issuance costs.
Exchange Rights. Pursuant to the exercise of exchange rights, we redeemed Units for cash during the three and six months ended June 30, 2020 and 2019 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three Months Ended June 30,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2020	—	$9	$60.35
2019	133	$7,968	$60.01

Six Months Ended June 30,
2020	—	$23	$68.44
2019	135	$8	$60.00

(1)	The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.
We also redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2020 and 2019 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Total Book Value
2020	22	$1,048
2019	8	$(521)

Six Months Ended June 30,
2020	36	$118
2019	8	$(521)

Share Repurchase Program. On December 5, 2019, our Board of Trustees terminated the existing share repurchase program and authorized a new share repurchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this new repurchase program, we may repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time. As of June 30, 2020, $44.4 million remained available under our share repurchase program. Common shares and Series C Preferred Shares repurchased during the three and six months ended June 30, 2020 and 2019 are detailed in the table below.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Number of Preferred Shares	Aggregate Cost(1)	Average Price Per Share(1)
2020	—	99	$2,442	$24.75
2019	116	—	$6,862	$59.12

Six Months Ended June 30,
2020	—	235	$5,579	$23.73
2019	290	—	$16	$54.03

(1)	Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million and 4.1 million shares at June 30, 2020 and December 31, 2019, respectively. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.1 million liquidation preference in the aggregate).
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
NOTE 5 • DEBT
As of June 30, 2020, we owned 70 apartment communities, of which 23 served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of June 30, 2020, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
As of June 30, 2020, 47 of our apartment communities were not encumbered by mortgages, with 45 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility ("unsecured credit facility") is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in the unencumbered asset pool ("UAP"). As of June 30, 2020, the UAP provided for a borrowing capacity of $250.0 million, with additional borrowing availability of $187.0 million beyond the $63.0 million drawn, including the balance on our operating line of credit (discussed below). The unsecured credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the condensed consolidated balance sheets, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage ratio, as defined under our Second Amended and Restated Credit Agreement. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of June 30, 2020.
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
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2020 and has a one-year rolling commitment, with pricing based on a market spread plus the one-month LIBOR index rate.

The following table summarizes our indebtedness at June 30, 2020:

	(in thousands)
	June 30, 2020	December 31, 2019	Weighted Average Maturity in Years at June 30, 2020
Lines of credit	$63,000	$50,079	2.2
Term loans (1)	145,000	145,000	4.4
Unsecured senior notes (1)	125,000	125,000	8.8
Unsecured debt	333,000	320,079	5.6
Mortgages payable - fixed	325,230	331,376	5.3
Total debt	$658,230	$651,455	5.5
Weighted average interest rate on lines of credit (rate with swap)	3.19%	3.81%
Weighted average interest rate on term loans (rate with swap)	4.13%	4.11%
Weighted average interest rate on unsecured senior notes	3.78%	3.78%
Weighted average interest rate on mortgages payable	4.01%	4.02%

(1)	Included within notes payable on our condensed consolidated balance sheets.
The aggregate amount of required future principal payments on term loans, unsecured senior notes, and mortgages payable as of June 30, 2020, was as follows:

(in thousands)
2020 (remainder)	$12,055
2021	40,395
2022	37,219
2023	45,068
2024	73,777
Thereafter	386,716
Total payments	$595,230

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
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the ineffective portion of a hedging instrument is not required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest expense is incurred on our term loans. During the next twelve months, we estimate an additional $4.4 million will be reclassified as an increase to interest expense.
At June 30, 2020 and December 31, 2019, we had a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
At June 30, 2020 and December 31, 2019, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.

		(in thousands)
		June 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$18,139	$7,607

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of June 30, 2020 and 2019.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended June 30,	2020	2019		2020	2019
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(1,696)	$(4,430)	Interest expense	$917	$(29)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(11,105)	$(6,712)	Interest expense	$573	$(30)

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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets
Mortgages and notes receivable	$17,535	—	—	$17,535
Liabilities
Derivative instruments - interest rate swaps	$18,139	—	—	$18,139

December 31, 2019
Liabilities
Derivative instruments - interest rate swaps	$7,607	$—	$—	$7,607

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
Effective January 1, 2020, we elected the fair value option for our mortgage loans receivable and notes receivable, as allowed under ASU 2019-05 which provided transition relief upon adoption of ASU 2016-13, "Financial Instruments - Credit Losses." We utilize an income approach with level 3 inputs based on expected future cash flows to value these instruments. The inputs include market transactions for similar instruments, instrument specific credit risk (range of 0.5% to 1.0%), and management estimates of comparable interest rates (range of 3.75% to 5.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on our condensed consolidated statements of operations.

	(in thousands)
	Fair Value Measurement at June 30, 2020	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Mortgage loans and notes receivable	$17,535	$5	$858	$863

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019, respectively, are as follows:

	(in thousands)
	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$52,714	$52,714	$26,579	$26,579
Restricted cash	$2,535	$2,535	$19,538	$19,538
Mortgage and note receivable(2)	—	—	$32,810	$32,810
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$63,000	$63,000	$50,079	$50,079
Notes payable(1)	$270,000	$270,000	$270,000	$270,000
Mortgages payable	$325,230	$334,234	$331,376	$332,471

(1)	Excluding the effect of interest rate swap agreements.

(2)
As of January 1, 2020, we elected the fair value option, as allowed under ASU 2019-05. Fair value for these instruments is discussed within the Fair Value Measurements on a Recurring Basis section above.

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired no new real estate during the three months ended June 30, 2020, compared to $2.1 million acquisitions in the three months ended June 30, 2019. Our acquisitions during the six months ended June 30, 2020 and 2019 are detailed below.
Six Months Ended June 30, 2020

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Other(1)	Land	Building	Intangible Assets	Other(2)
182 homes - Ironwood Apartments - New Hope, MN	March 5, 2020	$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405

Total Acquisitions		$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405

(1)	Payoff of note receivable and accrued interest by seller at closing.

(2)	Consists of TIF note acquired. Refer to Note 2 for further discussion.

Six Months Ended June 30, 2019

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Units(1)	Land	Building	Intangible Assets
Multifamily
272 homes - SouthFork Townhomes - Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548

Other
Minot 3100 10th St SW - Minot, ND(2)	May 23, 2019	$2,112	$2,112	—	$246	$1,866	—

Total Acquisitions		$46,112	$29,552	$16,560	$3,748	$41,816	$548

(1)	Value of Series D preferred units at the acquisition date.
DISPOSITIONS
During the three months ended June 30, 2020, we disposed of one parcel of unimproved land for a total sale price of $1.3 million. During the three months ended June 30, 2019, we sold one parcel of unimproved land and one commercial property for a total sale price of $7.3 million. The following tables detail our dispositions for the six months ended June 30, 2020 and 2019.
Six Months Ended June 30, 2020

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sales Cost	Gain/(Loss)
Unimproved Land
Rapid City Land - Rapid City, SD	June 29, 2020	$1,300	$1,490	$(190)

Total Dispositions		$1,300	$1,490	$(190)
Six Months Ended June 30, 2019

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Other
Minot 1400 31st Ave SW - Minot, ND	May 23, 2019	$6,530	$6,048	$482

Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	$3,049	$3,205	$(156)
Minot 1525 24th Ave SW - Minot, ND	April 3, 2019	725	593	132
		$3,774	$3,798	$(24)

Total Dispositions		$10,304	$9,846	$458

NOTE 9 • SEGMENT REPORTING
We operate in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property's operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. Our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, our apartment communities are aggregated into a single reportable segment.
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
The following tables present NOI for the three and six months ended June 30, 2020 and 2019, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended June 30, 2020	Multifamily	All Other	Total
Revenue	$43,492	$418	$43,910
Property operating expenses, including real estate taxes	17,521	249	17,770
Net operating income	$25,971	$169	$26,140
Property management			(1,345)
Casualty gain (loss)			(913)
Depreciation and amortization			(18,156)
General and administrative expenses			(3,202)
Interest expense			(6,940)
Interest and other income			538
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(3,895)
Gain (loss) on sale of real estate and other investments			(190)
Net income (loss)			$(4,085)

	(in thousands)
Three Months Ended June 30, 2019	Multifamily	All Other	Total
Revenue	$39,867	$7,067	$46,934
Property operating expenses, including real estate taxes	16,203	3,313	19,516
Net operating income	$23,664	$3,754	$27,418
Property management			(1,445)
Casualty gain (loss)			(92)
Depreciation and amortization			(18,437)
General and administrative expenses			(3,549)
Interest expense			(7,590)
Loss on debt extinguishment			(407)
Interest and other income			468
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(3,634)
Gain (loss) on sale of real estate and other investments			615
Gain (loss) on litigation settlement			6,286
Net income (loss)			$3,267

	(in thousands)
Six Months Ended June 30, 2020	Multifamily	All Other	Total
Revenue	$86,823	$1,493	$88,316
Property operating expenses, including real estate taxes	36,099	604	36,703
Net operating income	$50,724	$889	$51,613
Property management expenses			(2,899)
Casualty gain (loss)			(1,240)
Depreciation and amortization			(36,316)
General and administrative expenses			(6,630)
Interest expense			(13,851)
Loss on debt extinguishment			(17)
Interest and other income			(2,239)
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(11,579)
Gain (loss) on sale of real estate and other investments			(190)
Net income (loss)			$(11,769)

	(in thousands)
Six Months Ended June 30, 2019	Multifamily	All Other	Total
Revenue	$78,606	$13,936	$92,542
Property operating expenses, including real estate taxes	32,974	6,578	39,552
Net operating income	$45,632	$7,358	$52,990
Property management expenses			(2,999)
Casualty gain (loss)			(733)
Depreciation and amortization			(36,548)
General and administrative expenses			(7,355)
Interest expense			(15,486)
Loss on debt extinguishment			(409)
Interest and other income			892
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(9,648)
Gain (loss) on sale of real estate and other investments			669
Gain (loss) on litigation settlement			6,286
Net income (loss)			$(2,693)

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2020, and December 31, 2019, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of June 30, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,660,419	$33,614	$1,694,033
Less accumulated depreciation	(373,244)	(10,673)	(383,917)
Total property owned	$1,287,175	$22,941	$1,310,116
Cash and cash equivalents			52,714
Restricted cash			2,535
Other assets			16,484
Mortgage loans receivable			10,961
Total Assets			$1,392,810

	(in thousands)
As of December 31, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,609,471	$33,607	$1,643,078
Less accumulated depreciation	(339,272)	(9,850)	(349,122)
Total property owned	$1,270,199	$23,757	$1,293,956
Cash and cash equivalents			26,579
Restricted cash			19,538
Other assets			34,829
Unimproved land			1,376
Mortgage loans receivable			16,140
Total Assets			$1,392,418

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
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 19, 2020 (the "2015 Incentive Plan") which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and restricted stock units ("RSUs") up to an aggregate of 425,000 shares over the ten-year period in which the plan is in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
2020 LTIP Awards
Awards granted to officers on March 13, 2020, consist of an aggregate of 8,806 time-based RSU awards. All of these awards are classified as equity awards. The time-based RSU awards vest as to one-third of the shares on each of March 13, 2021, March 13, 2022, and March 13, 2023.
Awards granted to officers on May 21, 2020, consist of an aggregate of 141,000 stock options, which vest as to 25% on each of May 21, 2021, January 1, 2022, January 1, 2023, and January 1, 2024. The fair value of stock options was $7.255 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2020
Exercise price	$66.36
Risk-free rate	0.978%
Expected term	6.25 years
Expected volatility	21.08%
Dividend yield	3.974%

Awards granted to trustees on May 19, 2020, consist of 8,272 time-based RSUs, which vest on May 19, 2021. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $967,000 and $981,000 for the six months ended June 30, 2020 and 2019, respectively.
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the year ended December 31, 2019, which are included in our Form 10-K filed with the SEC on February 19, 2020, and the risk factors in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2019, and our Form 10-Q for the quarter ended June 30, 2020 (the "Report"). Currently, one of the most significant factors is the continuing adverse effects of the COVID-19 pandemic and its associated potential economic impact on our financial condition, results of operations, and cash flows as well as the adverse effects on our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The extent to which COVID-19 continues to impact us and our residents and commercial tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial condition, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:

•
the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operation;

•	deteriorating economic conditions and rising unemployment rates in the markets where we own apartment communities or in which we may invest in the future;

•	government actions or regulations arising out of the COVID-19 pandemic that limit economic and consumer activity or affect the operation of our properties;

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

•	reliance on a single asset class (multifamily) and certain geographic areas of the U.S.;

•	inability to expand our operations into new or existing markets successfully;

•	failure of new acquisitions to achieve anticipated results or be efficiently integrated;

•	inability to complete lease-up of our projects on schedule and on budget;

•	inability to sell our non-core properties on terms that are acceptable;

•	failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;

•	inability to fund capital expenditures out of cash flow;

•	inability to pay, or need to reduce, dividends on our common shares;

•	inability to raise additional equity capital;

•	financing risks, including our potential inability to meet existing covenants in our existing credit facilities or to obtain new debt or equity financing on favorable terms, or at all;

•	level and volatility of interest or capitalization rates or capital market conditions;

•	loss contingencies and the availability and cost of casualty insurance for losses;

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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended June 30, 2020, as they are updated and supplemented in this Report.
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of June 30, 2020, we owned interests in 70 apartment communities consisting of 12,135 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.7 billion at June 30, 2020, compared to $1.6 billion at December 31, 2019.
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

COVID-19 Developments
The COVID-19 pandemic has had an impact on our business since March 2020, when it spread to many of the markets in which we own properties. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve. In order to minimize the impact of COVID-19 on our team, residents, and communities, we undertook several measures in March 2020 to protect our residents, team members, and the communities in which we serve, as described in our Form 10-Q for the quarter ended March 31, 2020.
Certain states and cities, including some of those in which our apartment communities are located, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of businesses that may continue to operate, and restrictions on the types of construction projects that may continue. We cannot predict when restrictions currently in place will expire or whether additional restrictions will be imposed in the future. In the second quarter, we implemented a plan to safely re-open common spaces in several of our communities while adhering to state and local guidelines, but we recognize that an increase in COVID-19 cases in these markets could cause us to close common spaces or take other preventive measures.
The COVID-19 pandemic is likely to continue to have an impact on the U.S. economy and our business for the foreseeable future, but it is difficult to predict the magnitude of the effects of the COVID-19 pandemic due to the uncertainties regarding the scope, severity, and duration of the pandemic, the nature and extent of actions taken to combat the pandemic and mitigate its effects, and the direct and indirect economic effects of the pandemic and associated containment measures. In addition, ongoing social distancing requirements and stay-at-home directives affect the daily lives of our employees and residents and impact our ability to show apartment homes to potential residents, while the ongoing loss of jobs, rising unemployment levels, and closing of certain commercial businesses affect the ability of certain of our residents and commercial tenants to pay rent on a timely basis, renew existing leases, or enter into new leases.
Financial Impact of the COVID-19 Pandemic
Although the COVID-19 pandemic has affected our operations and the conduct of business at our apartment communities and offices, the COVID-19 pandemic did not have a material impact on our financial condition, operating results, or cash flows for the three months ended June 30, 2020. However, absent the ability to contain or treat the COVID-19 virus, with a corresponding re-opening of the economy, the COVID-19 pandemic could adversely impact our financial condition, results of operations, and cash flows in future quarters.
Under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), the federal government provided $600 per week in unemployment benefits in addition to any state unemployment benefits for unemployed workers, but this additional federal funding expired on July 31, 2020. We believe that the absence of this funding could impact our residents' ability to pay rent in August (and subsequent months), particularly if unemployment rates continue to remain high or even rise as a result of the ongoing COVID-19 pandemic, which in turn could adversely affect our results of operations.
The ongoing COVID-19 pandemic may have the following adverse financial and economic impacts, which would be exacerbated by the discontinuation of federal government relief:

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

We have taken the following actions in order to protect our residents and employees, manage expenses and preserve cash flow during the COVID-19 pandemic:

•
With respect to capital projects and investments, we continue to monitor changing government rules and regulations related to COVID-19 and continue to abide by the guidelines set forth by the Center for Disease Control and have initiated a review of capital spend to identify projects that can be delayed;

•	We have eliminated the majority of planned travel expense for our team members through the end of 2020; and

•	We have moved the meetings of our Board of Trustees to virtual meetings, thereby limiting the expense associated with in-person meetings.
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
Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our rental revenue for the remainder of 2020 and future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of our team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.
Overview of the Three Months Ended June 30, 2020
For the three months ended June 30, 2020, revenue decreased by $3.0 million to $43.9 million, compared to $46.9 million for the three months ended June 30, 2019, primarily due to dispositions. Total expenses decreased by $1.6 million to $41.4 million for the three months ended June 30, 2020, compared to $43.0 million for the three months ended June 30, 2019 due to property operating expenses, excluding real estate taxes. Funds from Operations ("FFO") applicable to common shares and Units for the three months ended June 30, 2020 decreased to $12.4 million compared to $18.8 million for the comparable period ended June 30, 2019, primarily due to a gain on litigation settlement of $6.3 million in the prior year which did not recur in the current period, decreased NOI, and increased casualty loss, offset by reductions in interest expense and general and administrative expense. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In our ongoing efforts to improve the quality of our portfolio and balance sheet, in June 2020 we announced that we will be including Nashville as one of our target markets for acquisition of apartment communities. During the second quarter of 2020, we disposed of our sole remaining parcel of unimproved land for a total sale price of $1.3 million.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the six months ended June 30, 2020 and 2019.

Results of Operations
Reconciliation of Operating Income (Loss) to Net Operating Income
The following table provides a reconciliation of operating income (loss) to net operating income ("NOI"), which is defined below.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating income (loss)	$2,524	$3,895	$(1,371)	(35.2)%	$4,528	$5,355	$(827)	(15.4)%
Adjustments:
Property management expenses	1,345	1,445	(100)	(6.9)	2,899	2,999	(100)	(3.3)%
Casualty loss	913	92	821	892.4%	1,240	733	507	69.2%
Depreciation and amortization	18,156	18,437	(281)	(1.5)%	36,316	36,548	(232)	(0.6)%
General and administrative expenses	3,202	3,549	(347)	(9.8)%	6,630	7,355	(725)	(9.9)%
Net operating income	$26,140	$27,418	$(1,278)	(4.7)%	$51,613	$52,990	$(1,377)	(2.6)%
Consolidated Results of Operations
The following consolidated results of operations cover the three and six months ended June 30, 2020 and 2019.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
			2020 vs. 2019				2020 vs. 2019
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Same-store	$39,335	$38,794	$541	1.4%	$79,155	$77,122	$2,033	2.6%
Non-same-store	4,157	1,073	3,084	287.4%	7,668	1,484	6,184	416.7%
Other properties and dispositions	418	7,067	(6,649)	(94.1)%	1,493	13,936	(12,443)	(89.3)%
Total	43,910	46,934	(3,024)	(6.4)%	88,316	92,542	(4,226)	(4.6)%
Property operating expenses, including real estate taxes
Same-store	16,006	15,726	280	1.8%	33,264	32,327	937	2.9%
Non-same-store	1,515	477	1,038	217.6%	2,835	647	2,188	338.2%
Other properties and dispositions	249	3,313	(3,064)	(92.5)%	604	6,578	(5,974)	(90.8)%
Total	17,770	19,516	(1,746)	(8.9)%	36,703	39,552	(2,849)	(7.2)%
Net operating income
Same-store	23,329	23,068	261	1.1%	45,891	44,795	1,096	2.4%
Non-same-store	2,642	596	2,046	343.3%	4,833	837	3,996	477.4%
Other properties and dispositions	169	3,754	(3,585)	(95.5)%	889	7,358	(6,469)	(87.9)%
Total	$26,140	$27,418	$(1,278)	(4.7)%	$51,613	$52,990	$(1,377)	(2.6)%
Property management expenses	(1,345)	(1,445)	(100)	(6.9)%	(2,899)	(2,999)	(100)	(3.3)
Casualty gain (loss)	(913)	(92)	821	892.4%	(1,240)	(733)	507	69.2%
Depreciation and amortization	(18,156)	(18,437)	(281)	(1.5)%	(36,316)	(36,548)	(232)	(0.6)%
General and administrative expenses	(3,202)	(3,549)	(347)	(9.8)%	(6,630)	(7,355)	(725)	(9.9)%
Interest expense	(6,940)	(7,590)	(650)	(8.6)%	(13,851)	(15,486)	(1,635)	(10.6)%
Loss on extinguishment of debt	(17)	(407)	(390)	(95.8)%	(17)	(409)	(392)	(95.8)%
Interest and other income (loss)	538	468	70	15.0%	(2,239)	892	(3,131)	(351.0)%
Income (loss) before gain (loss) on sale of real estate and other investments, and gain (loss) on litigation settlement	(3,895)	(3,634)	(261)	7.2%	(11,579)	(9,648)	(1,931)	20.0%
Gain (loss) on sale of real estate and other investments	(190)	615	(805)	(130.9)%	(190)	669	(859)	(128.4)%
Gain (loss) on litigation settlement	—	6,286	(6,286)	100.0%	—	6,286	(6,286)	100.0%
NET INCOME (LOSS)	$(4,085)	$3,267	$(7,352)	(225.0)%	$(11,769)	$(2,693)	$(9,076)	337.0%
Dividends to preferred unitholders	(160)	(160)	—	—	(320)	(217)	(103)	47.5%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	447	(148)	595	(402.0)%	1,139	595	544	91.4%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(5)	154	(159)	(103.2)%	140	730	(590)	(80.8)%
Net income (loss) attributable to controlling interests	(3,803)	3,113	(6,916)	(222.2)%	(10,810)	(1,585)	(9,225)	582.0%
Dividends to preferred shareholders	(1,609)	(1,706)	97	(5.7)%	(3,314)	(3,411)	97	(2.8)%
Redemption of Preferred Shares	25	—	25	—	298	—	298	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,387)	$1,407	$(6,794)	(482.9)%	$(13,826)	$(4,996)	$(8,830)	176.7%

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2020	2019	2020	2019
Same-store	94.6%	94.3%	95.0%	94.9%
Non-same-store	93.9%	94.8%	93.6%	94.8%
Total	94.5%	94.4%	94.8%	94.9%

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

Number of Apartment Homes	June 30, 2020	June 30, 2019
Same-store	11,257	12,848
Non-same-store	878	1,127
Total	12,135	13,975
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
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons for existing apartment communities and their contribution to net income. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of our communities are performing year-over-year. We use this measure to assess whether or not we have been successful in increasing NOI, raising average rental revenue, renewing the leases on existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are generally due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of our real estate portfolio.
For the comparison of the six months ended June 30, 2020 and 2019, four apartment communities were non-same-store. Sold communities are included in "Other," which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue decreased by 6.4% to $43.9 million for the three months ended June 30, 2020, compared to $46.9 million in the three months ended June 30, 2019. Revenue from dispositions and other properties decreased by $6.6 million, offset by a $3.1 million increase from non-same-store communities. Revenue from same-store communities increased 1.4% or $541,000 in the three months ended June 30, 2020, compared to the same period in the prior year. The increase was attributable to 1.1% growth in average rental revenue and a 0.3% increase in occupancy as weighted average occupancy increased to 94.6% from 94.3% for the three months ended June 30, 2020 and 2019, respectively.
Revenue decreased by 4.6% to $88.3 million for the six months ended June 30, 2020, compared to $92.5 million in the six months ended June 30, 2019. Revenue from dispositions and other properties decreased by $12.4 million, offset by a $6.2 million increase from non-same-store communities. Revenue from same-store communities increased 2.6% or $2.0 million in the six months ended June 30, 2020, compared to the same period in the prior year. The increase was attributable to 2.5% growth in average rental revenue and a 0.1% increase in occupancy as weighted average occupancy increased to 95.0% from 94.9% for the six months ended June 30, 2020 and 2019, respectively.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, decreased by 8.9% to $17.8 million in the three months ended June 30, 2020, compared to $19.5 million in the same period of the prior year. A decrease of $3.1 million from dispositions and other properties was offset by an increase of $1.0 million at non-same-

store communities. Property operating expenses, including real estate taxes, at same-store communities increased by 1.8% or $280,000 in the three months ended June 30, 2020, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $423,000. Insurance expense at same-store properties increased by $300,000. These same-store increases were partially offset by a decrease in controllable operating expenses (which exclude insurance and real estate taxes) of $443,000, primarily due to lower utility costs and reduced turnover and general maintenance activities during the initial months of the COVID-19 pandemic.
Property operating expenses, including real estate taxes, decreased by 7.2% to $36.7 million in the six months ended June 30, 2020, compared to $39.6 million in the same period of the prior year. A decrease of $6.0 million from dispositions and other properties was offset by an increase of $2.2 million at non-same-store communities. Property operating expenses, including real estate taxes, at same-store communities increased by 2.9% or $937,000 in the six months ended June 30, 2020, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $926,000. Insurance expense at same-store properties increased by $952,000. These same-store increases were partially offset by a decrease in controllable operating expenses (which exclude insurance and real estate taxes) of $941,000, primarily due to lower snow removal in the first quarter, lower utility costs, and reduced turnover and general maintenance activities during the initial months of the COVID-19 pandemic.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.3 million and $1.4 million in the three months ended June 30, 2020 and 2019, respectively.
Property management expense was $2.9 million and $3.0 million in the six months ended June 30, 2020 and 2019, respectively.
Casualty gain (loss). Casualty loss was $913,000 in the three months ended June 30, 2020, compared to $92,000 in the same period of the prior year. The increase was primarily due to weather-related losses during the three months ended June 30, 2020 and an increase in our aggregate stop loss compared to the prior year.
Casualty loss was $1.2 million in the six months ended June 30, 2020, compared to $733,000 in the same period of the prior year. The increase was primarily due to weather-related losses and an increase in our aggregate stop loss.
Depreciation and amortization. Depreciation and amortization decreased by 1.5% to $18.2 million in the three months ended June 30, 2020, compared to $18.4 million in the same period of the prior year, attributable to a decrease of $1.9 million from sold properties, offset by an increase of $1.7 million from non-same-store properties.
Depreciation and amortization decreased by 0.6% to $36.3 million in the six months ended June 30, 2020, compared to $36.5 million in the same period of the prior year, attributable to a $3.9 million decrease from sold properties, offset by an increase of $3.7 million from non-same-store properties.
General and administrative expenses.  General and administrative expenses decreased by 9.8% to $3.2 million in the three months ended June 30, 2020, compared to $3.5 million in the same period of the prior year, primarily attributable to decreases in compensation, healthcare, and travel costs in the current period.
General and administrative expenses decreased by 9.9% to $6.6 million in the six months ended June 30, 2020, compared to $7.4 million in the same period of the prior year, primarily attributable to decreases in legal fees of $357,000 related to our successful pursuit of a recovery on a construction defect claim, compensation, and travel costs.
Interest expense.  Interest expense decreased by 8.6% to $6.9 million in the three months ended June 30, 2020, compared to $7.6 million in the same period of the prior year, primarily due to the replacement of maturing debt with lower rate debt and lower average balances on our lines of credit.
Interest expense decreased by 10.6% to $13.9 million in the six months ended June 30, 2020, compared to $15.5 million in the same period of the prior year, primarily due to the replacement of maturing debt with lower rate debt and lower average balances on our lines of credit.
Interest and other income (loss). We recorded income of $538,000 in the three months ended June 30, 2020, compared to income of $468,000 in the same period of the prior year.
We recorded a loss of $2.2 million in the six months ended June 30, 2020, compared to income of $892,000 in the same period of the prior year. The decrease was primarily due to a $3.4 million loss in the value of our marketable securities during the during the six months ended June 30, 2020.

Gain (loss) on sale of real estate and other investments. We had a loss of $190,000 in the three months ended June 30, 2020, compared to a gain of $615,000 in the same period of the prior year.
We had a loss of $190,000 in the six months ended June 30, 2020, compared to a gain of $669,000 in the same period of the prior year. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six-month periods ended June 30, 2020 and 2019.
Net income (loss) available to common shareholders. Net loss available to common shareholders was $5.4 million for the three months ended June 30, 2020, compared to net income of $1.4 million in the three months ended June 30, 2019. Net loss available to common shareholders was $13.8 million for the six months ended June 30, 2020, compared to $5.0 million in the six months ended June 30, 2019.
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
FFO applicable to common shares and Units for the three months ended June 30, 2020, decreased to $12.4 million compared to $18.8 million for the comparable period ended June 30, 2019, a decrease of 34.2%. This decrease was primarily due to a gain on litigation settlement of $6.3 million in the prior year which did not recur in the current period, decreased NOI, and increased casualty loss, offset by reductions in interest expense and general and administrative expense. For the six months ended June 30, 2020, FFO applicable to common shares and Units decreased to $21.0 million compared to $29.0 million for the comparable period of 2019, representing a decrease of 27.4%. This decrease was primarily due to a gain on litigation settlement of $6.3 million in 2019 that did not recur in the current period, a loss on marketable securities of $3.4 million in the current period, decreased NOI, and increased casualty loss, offset by reductions in interest expense and general and administrative expense.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) available to common shareholders	$(5,387)	$1,407	$(13,826)	$(4,996)
Adjustments:
Noncontrolling interests – Operating Partnership	(447)	148	(1,139)	(595)
Depreciation and amortization	18,156	18,437	36,316	36,548
Less depreciation – non real estate	(88)	(79)	(181)	(164)
Less depreciation – partially owned entities	(33)	(474)	(315)	(1,152)
(Gain) loss on sale of real estate	190	(615)	190	(669)
Funds from operations applicable to common shares and Units	$12,391	$18,824	$21,045	$28,972

Funds from operations applicable to common shares and Units	$12,391	$18,824	$21,045	$28,972
Dividends to preferred unitholders	160	160	320	217
Funds from operations applicable to common shares and Units - diluted	$12,551	$18,984	$21,365	$29,189

Per Share Data
Earnings (loss) per common share - diluted	$(0.44)	$0.11	$(1.13)	$(0.43)
FFO per share and Unit - diluted	$0.93	$1.45	$1.58	$2.22

Weighted average shares and Units - diluted	13,558	13,197	13,482	13,220
Acquisitions and Dispositions
During the second quarter of 2020, we acquired no new real estate compared to $2.1 million of acquisitions in the same period of the prior year. During the second quarter of 2020, we had one disposition, compared to two dispositions in the second quarter of 2019. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this report for a table detailing our acquisitions and dispositions during the six-month periods ended June 30, 2020 and 2019.
Distributions Declared
Distributions of $0.70 and $1.40 per common share and Unit were declared during the three and six months ended June 30, 2020 and 2019. Distributions of $0.4140625 and $0.828125 per Series C preferred share were declared during the three and six months ended June 30, 2020 and 2019. Distributions of $0.9655 and $1.931 per Series D preferred unit were declared during the three and six months ended June 30, 2020 and 2019, respectively.
Liquidity and Capital Resources
Overview
We desire to strengthen the current balance sheet, which offers financial flexibility and enables us to pursue and acquire apartment communities that enhance our portfolio composition, operating metrics, and cash flow growth prospects. We intend to strengthen our capital and liquidity positions by continuing to focus on improving our core fundamentals, which include generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2019 ATM Program, and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, and acquisitions of additional communities.

Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands during 2020, factors that could impact our future liquidity include, but are not limited to, volatility in capital and credit markets, our ability to access capital and credit markets, the effects of the COVID-19 pandemic, including its potential impact on our ability to access the capital and credit markets on reasonable terms (or at all), the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
As of June 30, 2020, we had total liquidity of approximately $239.7 million, which included $187.0 million available on our line of credit and $52.7 million of cash and cash equivalents. As of December 31, 2019, we had total liquidity of approximately $226.5 million, which included $199.9 million on our line of credit and $26.6 million of cash and cash equivalents.
COVID-19-Related Impacts on Liquidity
We anticipate that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations (although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic), and availability under our unsecured lines of credit.

•
At the end of the second quarter, we had $239.7 million of total liquidity on our balance sheet, including $187.0 million available under our unsecured line of credit and $52.7 million of cash and cash equivalents.

•	We have approximately $9.4 million of debt maturities remaining in 2020 and approximately $35.6 million of debt maturities in 2021.

•
We have approximately $34.0 million remaining to fund, primarily over the next 12 months, under construction and mezzanine loans we originated for the development of a multifamily community in Minneapolis, Minnesota.

Other available sources of liquidity proceeds from property dispositions, including restricted cash related to net tax deferred proceeds; offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2019 ATM Program; and long term unsecured term loans and secured mortgages. However, due to the economic disruption caused by COVID-19-related events, the terms of future debt and equity issuances may not be as favorable for the foreseeable future as they have been in recent years. For a discussion of our debt facilities and the impact of COVID-19 -related effects thereon, see "Debt" and "Potential Impact of COVID-19-Related Effects on Continuing Debt Availability" below.
Debt
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of June 30, 2020, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool ("UAP"). The UAP provided for a borrowing capacity of approximately $250.0 million at quarter-end, offering additional borrowing availability of $187.0 million beyond the $63.0 million drawn, including the balance on our operating line of credit, as of June 30, 2020. At December 31, 2019, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $50.1 million was drawn on the line, including the balance on our operating line of credit. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
As of June 30, 2020, we had a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. An additional $25.0 million remains available under this agreement.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $325.2 million and $331.4 million on June 30, 2020 and December 31, 2019, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of June 30, 2020, the weighted average interest rate on our mortgage debt was 4.01%.

Potential Impact of COVID-19-Related Effects on Continuing Debt Availability
Although we are in compliance with our covenants under all of our debt facilities and currently expect to continue to remain in compliance with these covenants, there can be no assurance that we will remain in compliance with those covenants or be able to access these funds depending on the length of the COVID-19 pandemic and the breadth of its impact on the U.S. economy generally and the credit markets in particular. Under the terms of our credit facility, we may be unable to obtain advances under our credit facility if:

•
we are unable to make certain representations and warranties, including a certification that, since April 30, 2018, there has been no adverse change in our business, financial condition, operations, performance or properties, taken as a whole, which would reasonably be expected to have a material adverse effect;

•	changes in our consolidated property NOI or capitalization rates applicable to the properties in our borrowing base reduce or eliminate availability under our credit facility; or

•
changes in the nature and composition (including occupancy rate) of the properties in our borrowing base cause these properties to become ineligible to be part of our borrowing base, and if we are not able to replace such properties with other qualifying properties, such ineligibility could reduce or eliminate the availability under our credit facility.

Even if we remain in compliance with the foregoing representations, warranties, and covenants, we may be unable to access the full amount available under our credit facilities if our lenders fail to fund their commitments, which could occur if:

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
As of the date of this filing, we have not experienced any restrictions or limitations on the availability of credit in our markets or with our lenders, although there can be no assurance that we will continue to be able to access the credit markets generally or our credit facility in the future.
Equity
We have an equity distribution agreement in connection with the 2019 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the six months ended June 30, 2020, we issued approximately 674,000 common shares under the 2019 ATM program at an average price of $71.56 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $48.3 million. As of June 30, 2020, common shares having an aggregate offering price of up to $79.5 million remained available under the 2019 ATM Program.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended June 30, 2020, we generated capital from various activities, including:

•	Receiving $48.3 million in net proceeds from the issuance of approximately 674,000 common shares under our 2019 ATM Program;

•	Repayment of $10.0 million of note receivables;

•	Selling $3.9 million of marketable securities; and

•	Selling a parcel of unimproved land for $1.3 million.

During the six months ended June 30, 2020, we used capital for various activities, including:

•
Acquiring Ironwood Apartments, a 182-home apartment community located in New Hope, Minnesota, an inner-ring suburb of Minneapolis, for an aggregate purchase price of $46.3 million, of which $28.6 million was paid in cash and $17.7 million from payoff of a note receivable and accrued interest;

•	Acquiring the noncontrolling interests in 71 France for $12.2 million;

•	Funding of mezzanine/construction loans of $4.8 million;

•	Repaying $6.1 million of mortgage principal;

•	Repurchasing 235,075 Series C preferred shares for an aggregate total cost of approximately $5.6 million; and

•	Funding capital improvements for apartment communities of approximately $12.4 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2019. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the six months ended June 30, 2020.

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
See our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitivity. As of June 30, 2020, our exposure to market risk has not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended June 30, 2020 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional federal unemployment funding under the CARES Act expired on July 31, 2020, which could adversely impact our residents' ability to pay rent and our results of operations.
On March 27, 2020, legislation to respond to the COVID-19 pandemic was signed into law. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”) authorized more than $2 trillion to battle COVID-19 and its economic effects. Among other provisions, the CARES Act provided $600 per week in unemployment benefits from the federal government in addition to the state unemployment benefits to which an unemployed worker otherwise would be entitled. Because additional federal funding expired on July 31, 2020, the absence of this funding could impact our residents' ability to pay rent in August (and subsequent months), particularly if unemployment rates continue to remain high or even rise as a result of the ongoing COVID-19 pandemic, which in turn could adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
During the second quarter of 2020, we issued no unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased (1)	Share and Unit(2)	Plans or Programs	Programs(3)
April 1 - 30, 2020	54,777	$24.69	54,777	$45,510,888
May 1 - 31, 2020	43,308	24.88	43,218	44,438,657
June 1 - 30, 2020	745	28.08	700	44,420,795
Total	98,830	$24.80	98,695

(1)	Includes a total of 135 Units redeemed for cash pursuant to the exercise of exchange rights. Second quarter purchases included 98,695 Series C Preferred Shares.

(2)	Amount includes commissions paid.

(3)	Represents amounts outstanding under our $50 million share repurchase program, which was authorized by our Board of Trustees on December 5, 2019.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Seventh Restated Trustee’s Regulations (Bylaws) adopted April 27, 2020 (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2020)
10.1	Amended and Restated 2015 Stock Incentive Plan (incorporated by reference from Appendix B of the Company’s Definitive Proxy Statement filed with the Commission on April 6, 2020)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE

*	Filed herewith

**
Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these condensed consolidated financial statements; and (vi) the Cover Page to our Quarterly Report on Form 10-Q.

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

Date: August 3, 2020