Form 10-Q
period 2020-09-30
INVESTORS REAL ESTATE TRUST
filed 2020-11-02
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2020
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
    The number of common shares of beneficial interest outstanding as of October 26, 2020, was 12,975,896.

PART I
Item 1. Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	September 30, 2020	December 31, 2019
ASSETS
Real estate investments
Property owned	$1,805,390	$1,643,078
Less accumulated depreciation	(380,392)	(349,122)
	1,424,998	1,293,956
Unimproved land	—	1,376
Mortgage loans receivable	17,986	16,140
Total real estate investments	1,442,984	1,311,472
Cash and cash equivalents	16,804	26,579
Restricted cash	2,199	19,538
Other assets	16,947	34,829
TOTAL ASSETS	$1,478,934	$1,392,418
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$58,596	$47,155
Revolving lines of credit	135,000	50,079
Notes payable, net of unamortized loan costs of $798 and $942 respectively	269,202	269,058
Mortgages payable, net of unamortized loan costs of $1,446 and $1,712, respectively	313,065	329,664
TOTAL LIABILITIES	$775,863	$695,956
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at September 30, 2020 and December 31, 2019, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at September 30, 2020, aggregate liquidation preference of $97,036 and 4,118 shares issued and outstanding at December 31, 2019, aggregate liquidation preference of $102,971)	93,530	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 12,976 shares issued and outstanding at September 30, 2020 and 12,098 shares issued and outstanding at December 31, 2019)	968,436	917,400
Accumulated distributions in excess of net income	(412,577)	(390,196)
Accumulated other comprehensive income (loss)	(17,256)	(7,607)
Total shareholders’ equity	$632,133	$619,053
Noncontrolling interests – Operating Partnership (1,018 units at September 30, 2020 and 1,058 units at December 31, 2019)	53,669	55,284
Noncontrolling interests – consolidated real estate entities	709	5,565
Total equity	$686,511	$679,902
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,478,934	$1,392,418
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE	$44,138	$47,436	$132,454	$139,978
EXPENSES
Property operating expenses, excluding real estate taxes	13,129	14,485	38,957	43,231
Real estate taxes	5,402	5,425	16,277	16,231
Property management expense	1,442	1,553	4,341	4,552
Casualty loss	91	178	1,331	911
Depreciation and amortization	18,995	18,751	55,311	55,299
General and administrative expenses	3,077	3,448	9,707	10,803
TOTAL EXPENSES	$42,136	$43,840	$125,924	$131,027
Operating income	2,002	3,596	6,530	8,951
Interest expense	(6,771)	(7,694)	(20,622)	(23,180)
Loss on extinguishment of debt	(4)	(1,087)	(21)	(1,496)
Interest and other income (loss)	281	498	(1,958)	1,390
Income (loss) before gain (loss) on sale of real estate and other investments, and gain (loss) on litigation settlement	(4,492)	(4,687)	(16,071)	(14,335)
Gain (loss) on sale of real estate and other investments	25,676	39,105	25,486	39,774
Gain (loss) on litigation settlement	—	300	—	6,586
NET INCOME (LOSS)	$21,184	$34,718	$9,415	$32,025
Dividends to preferred unitholders	(160)	(160)	(480)	(377)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,387)	(3,145)	(248)	(2,550)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(8)	183	132	913
Net income (loss) attributable to controlling interests	19,629	31,596	8,819	30,011
Dividends to preferred shareholders	(1,607)	(1,705)	(4,921)	(5,116)
Discount (premium) on redemption of preferred shares	(1)	—	297	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$18,021	$29,891	$4,195	$24,895

BASIC
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$1.40	$2.57	$0.33	$2.11

DILUTED
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$1.38	$2.54	$0.33	$2.11
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$21,184	$34,718	$9,415	$32,025
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(210)	(2,251)	(11,314)	(8,963)
(Gain) loss on derivative instrument reclassified into earnings	1,093	56	1,665	26
Total comprehensive income (loss)	$22,067	$32,523	$(234)	$23,088
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	(1,451)	(2,935)	516	(1,680)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(8)	183	132	913
Comprehensive income (loss) attributable to controlling interests	$20,608	$29,771	$414	$22,321

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Nine Months Ended September 30, 2019	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				30,011		1,811	31,822
Change in fair value of derivatives					(8,937)		(8,937)
Distributions - common shares and units ($2.10 per share and unit)				(24,527)		(2,673)	(27,200)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(5,116)			(5,116)
Share-based compensation, net of forfeitures		11	1,452				1,452
Redemption of units for common shares		8	(511)			511	—
Redemption of units for cash						(8,135)	(8,135)
Shares repurchased		(329)	(18,023)				(18,023)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Other		(7)	(83)			(95)	(178)
Balance September 30, 2019	$99,456	11,625	$886,598	$(428,680)	$(9,793)	$66,082	$613,663

Nine Months Ended September 30, 2020
Balance December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				8,819		116	8,935
Change in fair value of derivatives					(9,649)		(9,649)
Distributions - common shares and units ($2.10 per share and unit)				(26,576)		(2,159)	(28,735)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,921)			(4,921)
Share-based compensation, net of forfeitures		20	1,521				1,521
Sale of common shares, net		819	58,204				58,204
Redemption of units for common shares		40	(344)			344	—
Redemption of units for cash						(48)	(48)
Shares repurchased	(5,926)	—	—	297			(5,629)
Acquisition of noncontrolling interests - consolidated real estate entities			(7,584)			(4,637)	(12,221)
Other		(1)	(761)			(87)	(848)
Balance September 30, 2020	$93,530	12,976	$968,436	$(412,577)	$(17,256)	$54,378	$686,511

See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended September 30, 2019	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance June 30, 2019	$99,456	11,656	$888,541	$(450,433)	$(7,598)	$64,034	$594,000
Net income (loss) attributable to controlling interests and nonredeemable noncontrolling interests				31,596		2,962	34,558
Change in fair value of derivatives					(2,195)		(2,195)
Distributions - common shares and units ($0.70 per share and unit)				(8,138)		(857)	(8,995)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,705)			(1,705)
Share-based compensation, net of forfeitures		8	472				472
Redemption of units for common shares		—	10			(10)	—
Redemption of units for cash						(11)	(11)
Shares repurchased		(39)	(2,346)				(2,346)
Other		—	(79)			(36)	(115)
Balance September 30, 2019	$99,456	11,625	$886,598	$(428,680)	$(9,793)	$66,082	$613,663

Three Months Ended September 30, 2020
Balance June 30, 2020	$93,579	12,827	$958,292	$(421,515)	$(18,139)	$53,290	$665,507
Net income (loss) attributable to controlling interests and noncontrolling interests				19,629		1,395	21,024
Change in fair value of derivatives					883		883
Distributions - common shares and units ($0.70 per share and unit)				(9,083)		(713)	(9,796)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Share-based compensation, net of forfeitures		—	554				554
Sale of common shares, net		145	10,063				10,063
Redemption of units for common shares		4	(462)			462	—
Redemption of units for cash						(25)	(25)
Shares repurchased	(49)			(1)			(50)
Other		—	(11)			(31)	(42)
Balance September 30, 2020	$93,530	12,976	$968,436	$(412,577)	$(17,256)	$54,378	$686,511

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,415	$32,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	56,070	56,169
(Gain) loss on sale of real estate and other investments	(25,486)	(39,774)
Realized (gain) loss on marketable securities	3,378	—
(Gain) loss on litigation settlement	—	(1,349)
Share-based compensation expense	1,521	1,452
Other, net	2,393	2,476
Changes in other assets and liabilities:
Other assets	(1,632)	(705)
Accounts payable and accrued expenses	1,599	1,348
Net cash provided by (used by) operating activities	$47,258	$51,642
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	3,856	—
Proceeds from repayment of mortgage loans receivable	10,020	—
Increase in mortgages and notes receivable	(18,187)	(159)
Proceeds from sale of real estate and other investments	43,669	93,804
Payments for acquisitions of real estate assets	(168,411)	(156,650)
Payments for improvements of real estate assets	(20,411)	(11,860)
Other investing activities	892	247
Net cash provided by (used by) investing activities	$(148,572)	$(74,618)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	59,900
Principal payments on mortgages payable	(17,233)	(145,279)
Proceeds from revolving lines of credit	126,578	223,643
Principal payments on revolving lines of credit	(41,656)	(178,000)
Proceeds from notes payable	—	124,878
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(12,221)	(1,260)
Proceeds from issuance of common shares	58,204	—
Repurchase of common shares	—	(18,023)
Repurchase of Series C preferred shares	(5,629)	—
Repurchase of partnership units	(48)	(8,135)
Distributions paid to common shareholders	(25,962)	(32,925)
Distributions paid to preferred shareholders	(4,921)	(5,116)
Distributions paid to preferred unitholders	(480)	(377)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(2,187)	(3,630)
Other financing activities	(245)	(117)
Net cash provided by (used by) financing activities	$74,200	$15,559
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(27,114)	(7,417)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	46,117	19,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$19,003	$11,839

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(297)	$9
Distributions declared but not paid to common shareholders	9,796	—
Gain on litigation settlement	—	1,349
Real estate assets acquired through exchange of note receivable	17,663	—
Note receivable exchanged through real estate acquisition	(17,663)	—
Property acquired through issuance of Series D preferred units	—	16,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,527	$22,746

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
Balance sheet description	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$16,804	$26,579	$8,500
Restricted cash	2,199	19,538	3,339
Total cash, cash equivalents and restricted cash	$19,003	$46,117	$11,839
See accompanying Notes to Condensed Consolidated Financial Statements.

INVESTORS REAL ESTATE TRUST AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended September 30, 2020 and 2019
NOTE 1 • ORGANIZATION
Investors Real Estate Trust, collectively with our consolidated subsidiaries (“IRET,” “we,” “us,” or “our”), is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of September 30, 2020, we owned interests in 67 apartment communities consisting of 11,910 apartment homes.
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
The extent to which the COVID-19 pandemic could have an adverse effect on our financial condition, results of operations, and cash flows is uncertain and will depend on future developments. The COVID-19 pandemic has not had a material adverse impact on our financial condition, results of operations, and cash flows for the nine months ended September 30, 2020; however, we continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and cannot predict the impact it may have on our financial condition, results of operations, and cash flows in the future.
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
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements.	This ASU is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted.	We are currently evaluating the ASU and the impact it may have on our condensed consolidated financial statements.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of September 30, 2020, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions.
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
Beginning in April 2020, we offered multifamily residents suffering from financial hardship related to the COVID-19 pandemic the option to apply for a rent deferral. We elected to account for these accommodations as though enforceable rights and obligations for the accommodation existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020 related to lease modification guidance under ASC 842. The accommodations were recognized as variable lease payments. As of September 30, 2020, approximately $59,000 remained outstanding under the rent deferral agreements offered to multifamily residents.
We also abated rent, common area maintenance, and real estate taxes for commercial tenants that experienced government-mandated interruptions or closures of their businesses. The accommodations were recognized as variable lease payments, as allowed by the FASB Q&A released on April 10, 2020. During the three and nine months ended September 30, 2020, we recognized a reduction in revenue of $136,000 and $538,000, respectively, due to the abatement of amounts due from our commercial tenants.
Many of our leases contain non-lease components for utility reimbursement from our residents and common area maintenance from our commercial tenants. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on our commercial operating leases, excluding any variable lease income and non-lease components, as of September 30, 2020, was as follows:

(in thousands)
2020 (remainder)	$677
2021	3,023
2022	3,025
2023	2,848
2024	2,312
Thereafter	4,975
Total scheduled lease income - commercial operating leases	$16,860
REVENUES
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the company expects to be entitled for those goods and services.
Revenue streams that are included in revenues from contracts with customers include:
•Other property revenue: We recognize revenue for rental related income not included as a component of a lease, such as application fees, as earned.
•Gains or losses on sales of real estate: A gain or loss is recognized when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold.
The following table presents the disaggregation of revenue streams for the three and nine months ended September 30, 2020:

		(in thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Applicable Standard	2020	2019	2020	2019
Fixed lease income - operating leases	Leases	$41,712	$45,164	$125,555	$133,248
Variable lease income - operating leases	Leases	1,729	1,367	4,811	3,999
Other property revenue	Revenue from contracts with customers	697	905	2,088	2,731
Total revenue		$44,138	$47,436	$132,454	$139,978

IMPAIRMENT OF LONG-LIVED ASSETS
We evaluate our long-lived assets, including investments in real estate, for impairment indicators at least quarterly. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each property, and legal and environmental concerns. If indicators exist, we compare the expected future undiscounted cash flows for the property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount. If our anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results. Reducing planned property holding periods may increase the likelihood of recording impairment losses.
During the three and nine months ended September 30, 2020 and 2019, we recorded no impairment charges.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In August 2017, we sold 13 multifamily communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of September 30, 2020, the note was paid in full. As of December 31, 2019, the balance of the note was $10.0 million, with 12 communities remaining in the pool of assets used to secure the mortgage. During the nine months ended September 30, 2020 and 2019, we received and recognized approximately $279,000 and $428,000 of interest income, respectively.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, Minnesota, a Minneapolis suburb. We funded an additional $341,000 upon satisfaction of certain conditions set forth in the loan agreement. During the nine months ended September 30, 2020, we executed the purchase option for the apartment community (refer to Note 8 for details on acquisition). This note was paid in full as part of our acquisition of this apartment community. As of December 31, 2019, the balance of the note was $16.6 million.
In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. In conjunction with the loans, we received a guaranty for the substantial completion of the project improvements from an investment grade guarantor. The construction and mezzanine loans bear interest at 4.5% and 11.5%, respectively. As of September 30, 2020 and December 31, 2019, we had funded $18.0 million and $6.2 million, respectively, of the construction loan, which appears within mortgage loans receivable in our condensed consolidated balance sheets. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the variable interest entity ("VIE") as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
In March 2020, in connection with our acquisition of Ironwood, an apartment community in New Hope, Minnesota, we acquired a tax increment financing note receivable ("TIF") with a principal balance of $6.6 million, which appears within other assets in our condensed consolidated balance sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.
VARIABLE INTEREST ENTITIES
We have determined that our Operating Partnership and each of our less-than-wholly owned real estate partnerships are VIEs, as the limited partners or the functional equivalent of limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on our balance sheet because we have a controlling financial interest in the VIEs and have both the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because our Operating Partnership is a VIE, all of our assets and liabilities are held through a VIE.
During the nine months ended September 30, 2020, we acquired the 47.4% noncontrolling interests in the real estate partnership that owns 71 France for $12.2 million.

MARKETABLE SECURITIES
Marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations. As of September 30, 2020, we had no marketable securities. As of December 31, 2019, the cost basis of marketable securities was $6.9 million, the gross unrealized gain was $113,000, and the carrying value was $7.1 million. During the nine months ended September 30, 2020, we had a realized loss of $3.4 million arising from the disposal of such securities.
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
Performance-based RSUs of 27,506 and 37,822 for the three months ended September 30, 2020 and 2019, respectively, and 27,506 and 37,822 for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the nine months ended September 30, 2020, Series D preferred units of 228,000 and time-based RSUs of 13,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three and nine months ended September 30, 2020, weighted average stock options of 140,554 and 68,292, respectively, were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of common shares for the periods ended and, therefore were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019:

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NUMERATOR
Net income (loss) attributable to controlling interests	$19,629	$31,596	$8,819	$30,011
Dividends to preferred shareholders	(1,607)	(1,705)	(4,921)	(5,116)
Redemption of preferred shares	(1)	—	297	—
Numerator for basic earnings (loss) per share – net income available to common shareholders	18,021	29,891	4,195	24,895
Noncontrolling interests – Operating Partnership	1,387	3,145	248	2,550
Dividends to preferred unitholders	160	160	480	377
Numerator for diluted earnings (loss) per share	$19,568	$33,196	$4,923	$27,822
DENOMINATOR
Denominator for basic earnings per share weighted average shares	12,885	11,625	12,424	11,705
Effect of redeemable operating partnership units	1,020	1,223	1,039	1,282
Effect of Series D preferred units	228	228	—	181
Effect of dilutive restricted stock units and stock options	10	11	—	6
Denominator for diluted earnings per share	14,143	13,087	13,463	13,174

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$1.40	$2.57	$0.33	$2.11

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$1.38	$2.54	$0.33	$2.11

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 1.0 million and 1.1 million outstanding Units at September 30, 2020 and December 31, 2019, respectively.
Common Shares and Equity Awards. Common shares outstanding on September 30, 2020 and December 31, 2019, totaled 13.0 million and 12.1 million, respectively. There were 297 and 20,998 shares issued upon the vesting of equity awards under our 2015 Incentive Plan during the three and nine months ended September 30, 2020, respectively, with a total grant-date fair value of $17,000 and $1.0 million, respectively. During the three and nine months ended September 30, 2019, we issued 8,662 and 15,380 shares upon the vesting of equity awards under our 2015 Incentive Plan, respectively, with a total grant-date fair value of $473,000 and $930,000, respectively. These shares vest based on performance and service criteria.
Equity Distribution Agreement. We have an equity distribution agreement in connection with an at-the-market offering ("2019 ATM Program") through which we may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general purposes, which may include the funding of future acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and nine months ended September 30, 2020. As of September 30, 2020, common shares having an aggregate offering price of up to $69.2 million remained available under the 2019 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
2020	145	$10,218	$70.55

Nine Months Ended September 30,
2020	819	$57,528	$70.23
(1)Total consideration is net of $156,000 and $890,000 in commissions during the three and nine months ended September 30, 2020, respectively, and issuance costs.
Exchange Rights. Pursuant to the exercise of exchange rights, we redeemed Units for cash during the three and nine months ended September 30, 2020 and 2019 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three Months Ended September 30,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2020	—	$26	$71.52
2019	—	$11	$62.10

Nine Months Ended September 30,
2020	1	$48	$70.10
2019	136	$8	$59.99
(1)The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.
We also redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and nine months ended September 30, 2020 and 2019 as detailed in the table below.

	(in thousands)
Three Months Ended September 30,	Number of Units	Total Book Value
2020	4	$(462)
2019	—	$10

Nine Months Ended September 30,
2020	40	$(344)
2019	8	$(511)
Share Repurchase Program. On December 5, 2019, our Board of Trustees terminated the existing share repurchase program and authorized a new share repurchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this new repurchase program, we may repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. The extent to which we repurchase our shares, and the timing of repurchases, will depend on a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the executive management team. This program may be suspended or discontinued at any time. As of September 30, 2020, $44.4 million remained available under our share repurchase program. Common shares and Series C Preferred Shares repurchased during the three and nine months ended September 30, 2020 and 2019 are detailed in the table below.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Number of Preferred Shares	Aggregate Cost(1)	Average Price Per Share(1)
2020	—	2	$49	$25.49
2019	39	—	$2,346	$59.57

Nine Months Ended September 30,
2020	—	237	$5,628	$23.75
2019	329	—	$18,023	$54.69
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million and 4.1 million shares at September 30, 2020 and December 31, 2019, respectively. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). On February 26, 2019, we issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. Changes in the redemption value are charged to common shares on our condensed consolidated balance sheets from period to period. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the condensed consolidated statements of equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
As of September 30, 2020, we owned 67 apartment communities, of which 22 served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of September 30, 2020, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
As of September 30, 2020, 45 of our apartment communities were not encumbered by mortgages, with 41 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility ("unsecured credit facility") is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in the unencumbered asset pool ("UAP"). As of September 30, 2020, the additional borrowing availability was $115.0 million beyond the $135.0 million drawn, including the balance on our operating line of credit (discussed below). The unsecured credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the condensed consolidated balance sheets, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate ("LIBOR"), plus a margin that ranges from 135-190 basis points based on our consolidated leverage ratio, as defined under our Second Amended and Restated Credit Agreement. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of September 30, 2020.
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
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 1, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes our indebtedness at September 30, 2020:

	(in thousands)
	September 30, 2020	December 31, 2019	Weighted Average Maturity in Years at September 30, 2020
Lines of credit	$135,000	$50,079	2.2
Term loans (1)	145,000	145,000	4.4
Unsecured senior notes (1)	125,000	125,000	8.8
Unsecured debt	405,000	320,079	5.0
Mortgages payable - fixed	314,511	331,376	5.5
Total debt	$719,511	$651,455	5.2
Weighted average interest rate on lines of credit (rate with swap)	3.24%	3.81%
Weighted average interest rate on term loans (rate with swap)	4.14%	4.11%
Weighted average interest rate on unsecured senior notes	3.78%	3.78%
Weighted average interest rate on mortgages payable	3.99%	4.02%
Weighted average interest rate on total debt	3.68%	3.97%
(1)Included within notes payable on our condensed consolidated balance sheets.
The aggregate amount of required future principal payments on term loans, unsecured senior notes, and mortgages payable as of September 30, 2020, was as follows:

(in thousands)
2020 (remainder)	$1,336
2021	40,395
2022	37,219
2023	45,068
2024	73,777
Thereafter	386,716
Total payments	$584,511
NOTE 6 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable interest rate on our term loans and a portion of our primary line of credit. The interest rate swap contracts qualify as cash flow hedges.
Under ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the ineffective portion of a hedging instrument is not required to be recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income ("OCI") and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swaps will be reclassified to interest expense as interest expense is incurred on our term loans and the hedged portion of our primary line of credit. During the next twelve months, we estimate an additional $4.4 million will be reclassified as an increase to interest expense.
At September 30, 2020 and December 31, 2019, we had a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
At September 30, 2020 and December 31, 2019, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million.

The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.

		(in thousands)
		September 30, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$17,256	$7,607
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of September 30, 2020 and 2019.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended September 30,	2020	2019		2020	2019
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(210)	$(2,251)	Interest expense	$(1,093)	$(56)

Nine months ended September 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(11,314)	$(9,819)	Interest expense	$(1,665)	$(26)

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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets
Mortgages and notes receivable	$24,315	—	—	$24,315
Liabilities
Derivative instruments - interest rate swaps	$17,256	—	—	$17,256

December 31, 2019
Liabilities
Derivative instruments - interest rate swaps	$7,607	$—	—	$7,607
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
Effective January 1, 2020, we elected the fair value option for our mortgage loans receivable and notes receivable, as allowed under ASU 2019-05 which provided transition relief upon adoption of ASU 2016-13, "Financial Instruments - Credit Losses." We utilize an income approach with level 3 inputs based on expected future cash flows to value these instruments. The inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to

5.0%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on our condensed consolidated statements of operations.

	(in thousands)
	Fair Value Measurement at September 30, 2020	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended September 30,
Mortgage loans and notes receivable	$24,315	$3	$260	$263
Nine months ended September 30,
Mortgage loans and notes receivable	$24,315	$8	$1,114	$1,122
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019, respectively, are as follows:

	(in thousands)
	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$16,804	$16,804	$26,579	$26,579
Restricted cash	$2,199	$2,199	$19,538	$19,538
Mortgage and note receivable(2)	—	—	$32,810	$32,810
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$135,000	$135,000	$50,079	$50,079
Term loans(1)	$145,000	$145,000	$145,000	$145,000
Unsecured senior notes	$125,000	$131,151	$125,000	$126,816
Mortgages payable	$314,511	$331,423	$331,376	$332,471
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
(2)As of January 1, 2020, we elected the fair value option, as allowed under ASU 2019-05. Fair value for these instruments is discussed within the Fair Value Measurements on a Recurring Basis section above.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $144.8 million in new real estate during the three months ended September 30, 2020, compared to $125.3 million in the three months ended September 30, 2019. Our acquisitions during the nine months ended September 30, 2020 and 2019 are detailed below.

Nine Months Ended September 30, 2020

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Other(1)	Land	Building	Intangible Assets	Other(2)
182 homes - Ironwood Apartments - New Hope, MN	March 5, 2020	$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405
465 homes - Parkhouse Apartment Homes - Thornton, CO	September 22, 2020	144,750	144,750	—	10,474	132,105	2,171	—

Total Acquisitions		$191,013	$173,350	$17,663	$12,639	$168,974	$2,995	$6,405
(1)Payoff of note receivable and accrued interest by seller at closing.
(2)Consists of TIF note acquired. Refer to Note 2 for further discussion.
Nine Months Ended September 30, 2019

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Units(1)	Land	Building	Intangible Assets
Multifamily
272 homes - SouthFork Townhomes - Lakeville, MN	February 26, 2019	$44,000	$27,440	$16,560	$3,502	$39,950	$548
96 homes - FreightYard Townhomes and Flats - Minneapolis, MN	September 6, 2019	26,000	26,000	—	1,889	23,615	496
328 homes - Lugano at Cherry Creek - Denver, CO(2)	September 25, 2019	99,250	99,250	—	7,679	89,365	1,781
		$169,250	$152,690	$16,560	$13,070	$152,930	$2,825

Other
Minot 3100 10th St SW - Minot, ND	May 23, 2019	$2,112	$2,112	—	$246	$1,866	—

Total Acquisitions		$171,362	$154,802	$16,560	$13,316	$154,796	$2,825

(1)Value of Series D preferred units at the acquisition date.
(2)Investment allocation excludes a $425,000 acquisition credit related to retail space lease-up.
DISPOSITIONS
During the three months ended September 30, 2020, we disposed of four apartment communities and one commercial property for a total sale price of $43.0 million. During the three months ended September 30, 2019, we sold six apartment communities and one parcel of unimproved land for a total sale price of $85.0 million. The following tables detail our dispositions for the nine months ended September 30, 2020 and 2019.

Nine Months Ended September 30, 2020

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sales Cost	Gain/(Loss)
Multifamily
268 homes - Forest Park - Grand Forks, ND	August 18, 2020	$19,625	$6,884	$12,741
90 homes - Landmark - Grand Forks, ND	August 18, 2020	3,725	1,348	2,377
164 homes - Southwind - Grand Forks, ND	August 18, 2020	10,850	4,573	6,277
168 homes - Valley Park - Grand Forks, ND	August 18, 2020	8,300	4,059	4,241
		$42,500	$16,864	$25,636
Other
Dakota West	August 7, 2020	$500	$474	$26

Unimproved Land
Rapid City Land - Rapid City, SD	June 29, 2020	$1,300	$1,490	$(190)

Total Dispositions		$44,300	$18,828	$25,472
Nine Months Ended September 30, 2019

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sale Cost	Gain/(Loss)
Multifamily
21 homes - Pinehurst - Billings, MT	July 26, 2019	$1,675	$961	$714
160 homes - Brookfield Village - Topeka, KS	September 24, 2019	10,350	5,853	4,497
220 homes - Crown Colony - Topeka, KS	September 24, 2019	17,200	7,876	9,324
54 homes - Mariposa - Topeka, KS	September 24, 2019	6,100	4,290	1,810
300 homes - Sherwood - Topeka, KS	September 24, 2019	26,150	11,536	14,614
308 homes - Villa West - Topeka, KS	September 24, 2019	22,950	15,165	7,785
		$84,425	$45,681	$38,744

Other
Minot 1400 31st Ave SW - Minot, ND	May 23, 2019	$6,530	$6,048	$482

Unimproved Land
Creekside Crossing - Bismarck, ND	March 1, 2019	$3,049	$3,205	$(156)
Minot 1525 24th Ave SW - Minot, ND	April 3, 2019	725	593	132
Weston - Weston, WI	July 31, 2019	600	427	173
		$4,374	$4,225	$149

Total Dispositions		$95,329	$55,954	$39,375
NOTE 9 • SEGMENT REPORTING
We operate in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property's operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. Our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, our apartment communities are aggregated into a single reportable segment. "All other" includes non-multifamily components of mixed-use properties and apartment communities we have sold.
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
The following tables present NOI for the three and nine months ended September 30, 2020 and 2019, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended September 30, 2020	Multifamily	All Other	Total
Revenue	$42,463	$1,675	$44,138
Property operating expenses, including real estate taxes	17,910	621	18,531
Net operating income	$24,553	$1,054	$25,607
Property management			(1,442)
Casualty gain (loss)			(91)
Depreciation and amortization			(18,995)
General and administrative expenses			(3,077)
Interest expense			(6,771)
Loss on debt extinguishment			(4)
Interest and other income			281
Income (loss) before gain (loss) on sale of real estate and other investments			(4,492)
Gain (loss) on sale of real estate and other investments			25,676
Net income (loss)			$21,184

	(in thousands)
Three Months Ended September 30, 2019	Multifamily	All Other	Total
Revenue	$38,971	$8,465	$47,436
Property operating expenses, including real estate taxes	16,043	3,867	19,910
Net operating income	$22,928	$4,598	$27,526
Property management			(1,553)
Casualty gain (loss)			(178)
Depreciation and amortization			(18,751)
General and administrative expenses			(3,448)
Interest expense			(7,694)
Loss on debt extinguishment			(1,087)
Interest and other income			498
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(4,687)
Gain (loss) on sale of real estate and other investments			39,105
Gain (loss) on litigation settlement			300
Net income (loss)			$34,718

	(in thousands)
Nine Months Ended September 30, 2020	Multifamily	All Other	Total
Revenue	$126,296	$6,158	$132,454
Property operating expenses, including real estate taxes	52,403	2,831	55,234
Net operating income	$73,893	$3,327	$77,220
Property management expenses			(4,341)
Casualty gain (loss)			(1,331)
Depreciation and amortization			(55,311)
General and administrative expenses			(9,707)
Interest expense			(20,622)
Loss on debt extinguishment			(21)
Interest and other income			(1,958)
Income (loss) before gain (loss) on sale of real estate and other investments			(16,071)
Gain (loss) on sale of real estate and other investments			25,486
Net income (loss)			$9,415

	(in thousands)
Nine Months Ended September 30, 2019	Multifamily	All Other	Total
Revenue	$114,726	$25,252	$139,978
Property operating expenses, including real estate taxes	47,387	12,075	59,462
Net operating income	$67,339	$13,177	$80,516
Property management expenses			(4,552)
Casualty gain (loss)			(911)
Depreciation and amortization			(55,299)
General and administrative expenses			(10,803)
Interest expense			(23,180)
Loss on debt extinguishment			(1,496)
Interest and other income			1,390
Income (loss) before gain (loss) on sale of real estate and other investments and gain (loss) on litigation settlement			(14,335)
Gain (loss) on sale of real estate and other investments			39,774
Gain (loss) on litigation settlement			6,586
Net income (loss)			$32,025
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of September 30, 2020, and December 31, 2019, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of September 30, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,772,356	$33,034	$1,805,390
Less accumulated depreciation	(369,523)	(10,869)	(380,392)
Total property owned	$1,402,833	$22,165	$1,424,998
Mortgage loans receivable			17,986
Cash and cash equivalents			16,804
Restricted cash			2,199
Other assets			16,947
Total Assets			$1,478,934

	(in thousands)
As of December 31, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,572,530	$70,548	$1,643,078
Less accumulated depreciation	(319,318)	(29,804)	(349,122)
Total property owned	$1,253,212	$40,744	$1,293,956
Unimproved land			1,376
Mortgage loans receivable			16,140
Cash and cash equivalents			26,579
Restricted cash			19,538
Other assets			34,829
Total Assets			$1,392,418

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
Restrictions on Taxable Dispositions.  Twenty of our properties, consisting of 4,032 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. In addition, where we deem it to be in our shareholders' best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 19, 2020 (the "2015 Incentive Plan") which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 425,000 shares over the ten-year period in which the plan is in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
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
Awards granted to employees on August 12, 2020, consist of 480 time-based RSUs, which vest on August 12, 2021. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.5 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report, our audited financial statements for the year ended December 31, 2019, which are included in our Form 10-K filed with the SEC on February 19, 2020, and the risk factors in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2019, and in our Form 10-Q for the quarter ended September 30, 2020 (the "Report"). Currently, one of the most significant risk factors is the continuing adverse effects of the COVID-19 pandemic and its associated potential economic impact on our financial condition, results of operations, and cash flows as well as the adverse effects on our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The extent to which COVID-19 continues to impact us and our residents and commercial tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Moreover, you should interpret many of the risks identified in this Report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operation;
•deteriorating economic conditions and rising unemployment rates in the markets where we own apartment communities or in which we may invest in the future;
•government actions or regulations arising out of the COVID-19 pandemic that limit economic and consumer activity or affect the operation of our properties;
•rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors, including the impact of the COVID-19-related governmental rules and regulations relating to rental rates, evictions, and other rental conditions;
•changes in operating costs, including real estate taxes, utilities, insurance costs, and expenses related to complying with COVID-19 restrictions or otherwise responding to the COVID-19 pandemic;
•adverse changes in our markets, including future demand for apartment homes in our markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our inability to identify and consummate attractive acquisitions and dispositions on favorable terms, our inability to reinvest sales proceeds successfully, and our inability to accommodate any significant decline in the market value of real estate serving as collateral for our mortgage obligations;
•reliance on a single asset class (multifamily) and certain geographic areas of the U.S.;
•inability to expand our operations into new or existing markets successfully;
•failure of new acquisitions to achieve anticipated results or be efficiently integrated;
•inability to complete lease-up of our projects on schedule and on budget;
•inability to sell our non-core properties on terms that are acceptable;
•failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and tax protection payments;
•inability to fund capital expenditures out of cash flow;
•inability to pay, or need to reduce, dividends on our common shares;
•inability to raise additional equity capital;
•financing risks, including our potential inability to meet existing covenants in our existing credit facilities or to obtain new debt or equity financing on favorable terms, or at all;
•level and volatility of interest or capitalization rates or capital market conditions;
•loss contingencies and the availability and cost of casualty insurance for losses;
•inability to continue to satisfy complex rules in order to maintain our status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;

•inability to attract and retain qualified personnel;
•cyber liability or potential liability for breaches of our privacy or information security systems;
•inability to address catastrophic weather, natural events, and climate change;
•inability to comply with laws and regulations applicable to our business and any related investigations or litigation; and
•other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.
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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of September 30, 2020, we owned interests in 67 apartment communities consisting of 11,910 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.8 billion at September 30, 2020, compared to $1.6 billion at December 31, 2019.
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
COVID-19 Developments
The COVID-19 pandemic has had an impact on our business since March 2020, when it spread to many of the markets in which we own properties. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve. Enhanced cleaning protocols at our communities and offices, implemented physical distancing in communities common spaces, and instituted remote work guidelines for our team members, all in accordance with state and local guidelines. We are utilizing technology to allow our property teams to interact remotely with prospective residents through virtual leasing. We have provided rent deferrals to residents and rent abatement to commercial tenants who were financially impacted by the COVID-19 pandemic. To support our team members working on-site, IRET has provided additional COVID-19 paid time off and enhanced flextime arrangements.
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

Financial Impact of the COVID-19 Pandemic
Although the COVID-19 pandemic has affected our operations and the conduct of business at our apartment communities and offices, the COVID-19 pandemic did not have a material impact on our financial condition, operating results, or cash flows for the three months ended September 30, 2020. Many companies, especially in urban areas, have extended directives for employees to work from home during the COVID-19 pandemic. These extended directives have resulted in decreased traffic to businesses and, in some cases, closures of businesses in urban areas, which has resulted in lower demand and lower rent increases for our five urban based apartment communities. Absent the ability to contain or treat the COVID-19 virus, with a corresponding re-opening of the economy, the COVID-19 pandemic could adversely impact our financial condition, results of operations, and cash flows in future quarters.
Under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”), the federal government provided $600 per week in unemployment benefits in addition to any state unemployment benefits for unemployed workers, but this additional federal funding expired on July 31, 2020. We believe that the absence of this funding could impact our residents' ability to pay rent, particularly since unemployment rates continue to remain high as a result of the ongoing COVID-19 pandemic, which in turn could adversely affect our results of operations.
The ongoing COVID-19 pandemic may have the following adverse financial and economic impacts, which would be exacerbated by the continued absence of federal government relief for unemployed workers:
•cause our residents or commercial tenants to defer or stop rental payments, and abandon or fail to renew leases, which would reduce our primary source of net operating income and cash flows;
•cause the capital markets generally to become restricted or unavailable, thereby limiting our access to any needed debt or equity capital financing;
•impact the business of, or cause the loss of, certain critical third-party suppliers or other service providers;
•restrict our ability to continue to pay dividends on a quarterly basis at the current rate, or at all, which could hinder our ability to meet the REIT distribution requirements and continue to qualify as a REIT;
•impair the value of our tangible or intangible assets;
•require us to record loss contingencies and incur additional expenses related to our COVID-19 response; or
•cause the U.S. economy to suffer an extended economic slowdown, which could lead to a prolonged recession or even economic depression, which in turn would affect the demand for our apartment communities and could have an adverse impact on our business and operating results.
We have taken the following actions in order to protect our residents and employees, manage expenses and preserve cash flow during the COVID-19 pandemic:
•with respect to capital projects and investments, we continue to monitor changing government rules and regulations related to COVID-19 and continue to abide by the guidelines set forth by the Center for Disease Control and initiated a review of capital spend to identify projects that were delayed;
•we have eliminated the majority of planned travel expense for our team members through the end of 2020; and
•we have moved the meetings of our Board of Trustees to virtual meetings, thereby limiting the expense associated with in-person meetings.
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
Overview of the Three Months Ended September 30, 2020
For the three months ended September 30, 2020, revenue decreased by $3.3 million to $44.1 million, compared to $47.4 million for the three months ended September 30, 2019, primarily due to dispositions. Total expenses decreased by $1.7 million to $42.1 million for the three months ended September 30, 2020, compared to $43.8 million for the three months ended

September 30, 2019 primarily due to decreased property operating expenses as a result of dispositions, net of acquisitions. Funds from Operations ("FFO") applicable to common shares and Units for the three months ended September 30, 2020 increased to $12.6 million compared to $12.2 million for the comparable period ended September 30, 2019, primarily due to reductions in interest expense, debt extinguishment costs, and general and administrative expense. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In our ongoing efforts to improve the quality of our portfolio and balance sheet, during the third quarter of 2020, we acquired Parkhouse Apartment Homes in Thornton, Colorado for $144.8 million. We also disposed of four apartment communities in Grand Forks, North Dakota and one commercial property for a total sale price of $43.0 million.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the nine months ended September 30, 2020 and 2019.

Results of Operations
Reconciliation of Operating Income to Net Operating Income
The following table provides a reconciliation of operating income to net operating income ("NOI"), which is defined below.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Operating income	$2,002	$3,596	$(1,594)	(44.3)%	$6,530	$8,951	$(2,421)	(27.0)%
Adjustments:
Property management expenses	1,442	1,553	(111)	(7.1)	4,341	4,552	(211)	(4.6)%
Casualty loss	91	178	(87)	(48.9)%	1,331	911	420	46.1%
Depreciation and amortization	18,995	18,751	244	1.3%	55,311	55,299	12	—
General and administrative expenses	3,077	3,448	(371)	(10.8)%	9,707	10,803	(1,096)	(10.1)%
Net operating income	$25,607	$27,526	$(1,919)	(7.0)%	$77,220	$80,516	$(3,296)	(4.1)%
Consolidated Results of Operations
The following consolidated results of operations cover the three and nine months ended September 30, 2020 and 2019.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue
Same-store	$38,043	$37,627	$416	1.1%	$114,208	$111,897	$2,311	2.1%
Non-same-store	4,420	1,344	3,076	228.9%	12,088	2,829	9,259	327.3%
Other properties and dispositions	1,675	8,465	(6,790)	(80.2)%	6,158	25,252	(19,094)	(75.6)%
Total	44,138	47,436	(3,298)	(7.0)%	132,454	139,978	(7,524)	(5.4)%
Property operating expenses, including real estate taxes
Same-store	16,198	15,493	705	4.6%	47,857	46,190	1,667	3.6%
Non-same-store	1,712	550	1,162	211.3%	4,546	1,197	3,349	279.8%
Other properties and dispositions	621	3,867	(3,246)	(83.9)%	2,831	12,075	(9,244)	(76.6)%
Total	18,531	19,910	(1,379)	(6.9)%	55,234	59,462	(4,228)	(7.1)%
Net operating income
Same-store	21,845	22,134	(289)	(1.3)%	66,351	65,707	644	1.0%
Non-same-store	2,708	794	1,914	241.1%	7,542	1,632	5,910	362.1%
Other properties and dispositions	1,054	4,598	(3,544)	(77.1)%	3,327	13,177	(9,850)	(74.8)%
Total	$25,607	$27,526	$(1,919)	(7.0)%	$77,220	$80,516	$(3,296)	(4.1)%
Property management expenses	(1,442)	(1,553)	(111)	(7.1)%	(4,341)	(4,552)	(211)	(4.6)
Casualty gain (loss)	(91)	(178)	(87)	(48.9)%	(1,331)	(911)	420	46.1%
Depreciation and amortization	(18,995)	(18,751)	244	1.3%	(55,311)	(55,299)	12	—
General and administrative expenses	(3,077)	(3,448)	(371)	(10.8)%	(9,707)	(10,803)	(1,096)	(10.1)%
Interest expense	(6,771)	(7,694)	(923)	(12.0)%	(20,622)	(23,180)	(2,558)	(11.0)%
Loss on extinguishment of debt	(4)	(1,087)	(1,083)	(99.6)%	(21)	(1,496)	(1,475)	(98.6)%
Interest and other income (loss)	281	498	(217)	(43.6)%	(1,958)	1,390	(3,348)	(240.9)%
Income (loss) before gain (loss) on sale of real estate and other investments, and gain (loss) on litigation settlement	(4,492)	(4,687)	195	(4.2)%	(16,071)	(14,335)	(1,736)	12.1%
Gain (loss) on sale of real estate and other investments	25,676	39,105	(13,429)	(34.3)%	25,486	39,774	(14,288)	(35.9)%
Gain (loss) on litigation settlement	—	300	(300)	(100.0)%	—	6,586	(6,586)	(100.0)%
NET INCOME (LOSS)	$21,184	$34,718	$(13,534)	(39.0)%	$9,415	$32,025	$(22,610)	(70.6)%
Dividends to preferred unitholders	(160)	(160)	—	—	(480)	(377)	(103)	27.3%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,387)	(3,145)	1,758	(55.9)%	(248)	(2,550)	2,302	(90.3)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(8)	183	(191)	(104.4)%	132	913	(781)	(85.5)%
Net income (loss) attributable to controlling interests	19,629	31,596	(11,967)	(37.9)%	8,819	30,011	(21,192)	(70.6)%
Dividends to preferred shareholders	(1,607)	(1,705)	98	(5.7)%	(4,921)	(5,116)	195	(3.8)%
Redemption of Preferred Shares	(1)	—	(1)	(100.0)%	297	—	297	100.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$18,021	$29,891	$(11,870)	(39.7)%	$4,195	$24,895	$(20,700)	(83.1)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Occupancy(1)	2020	2019	2020	2019
Same-store	94.4%	93.5%	94.8%	94.5%
Non-same-store	93.9%	96.3%	93.7%	97.2%
Total	94.3%	93.6%	94.7%	94.6%
(1)Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant homes valued at estimated market rents. When calculating actual rents for occupied homes and market rents for vacant homes, delinquencies, and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. We believe that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and our calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.

Number of Apartment Homes	September 30, 2020	September 30, 2019
Same-store	10,567	11,785
Non-same-store	1,343	1,551
Total	11,910	13,336
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
For the comparison of the nine months ended September 30, 2020 and 2019, five apartment communities were non-same-store. Sold communities are included in "Other," which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue decreased by 7.0% to $44.1 million for the three months ended September 30, 2020, compared to $47.4 million in the three months ended September 30, 2019. Revenue from dispositions and other properties decreased by $6.8 million, offset by a $3.1 million increase from non-same-store communities. Revenue from same-store communities increased 1.1% or $416,000 in the three months ended September 30, 2020, compared to the same period in the prior year. The increase was attributable to 0.2% growth in average rental revenue and a 0.9% increase in occupancy as weighted average occupancy increased to 94.4% from 93.5% for the three months ended September 30, 2020 and 2019, respectively.
Revenue decreased by 5.4% to $132.5 million for the nine months ended September 30, 2020, compared to $140.0 million in the nine months ended September 30, 2019. Revenue from dispositions and other properties decreased by $19.1 million, offset by a $9.3 million increase from non-same-store communities. Revenue from same-store communities increased 2.1% or $2.3 million in the nine months ended September 30, 2020, compared to the same period in the prior year. The increase was attributable to 1.8% growth in average rental revenue and a 0.3% increase in occupancy as weighted average occupancy increased to 94.8% from 94.5% for the nine months ended September 30, 2020 and 2019, respectively.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, decreased by 6.9% to $18.5 million in the three months ended September 30, 2020, compared to $19.9 million in the same period of the prior year. A decrease of $3.2 million from dispositions and other properties was offset by an increase of $1.2 million at non-same-store communities. Property operating expenses, including real estate taxes, at same-store communities increased by 4.6% or

$705,000 in the three months ended September 30, 2020, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $367,000 and insurance expenses increased by $105,000. Controllable expenses (which exclude insurance and real estate taxes) increased by $233,000. The same-store increases in controllable expenses were primarily due to increased compensation costs.
Property operating expenses, including real estate taxes, decreased by 7.1% to $55.2 million in the nine months ended September 30, 2020, compared to $59.5 million in the same period of the prior year. A decrease of $9.2 million from dispositions and other properties was offset by an increase of $3.3 million at non-same-store communities. Property operating expenses, including real estate taxes, at same-store communities increased by 3.6% or $1.7 million in the nine months ended September 30, 2020, compared to the same period in the prior year. At same-store communities, real estate taxes increased by $1.3 million. Insurance expense at same-store properties increased by $1.0 million. These same-store increases were partially offset by a decrease in controllable expenses (which exclude insurance and real estate taxes) of $624,000, primarily due to lower snow removal expenses, utility costs, and general maintenance activities, offset by increased compensation costs.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.4 million and $1.6 million in the three months ended September 30, 2020 and 2019, respectively.
Property management expense was $4.3 million and $4.6 million in the nine months ended September 30, 2020 and 2019, respectively.
Casualty gain (loss). Casualty loss was $91,000 in the three months ended September 30, 2020, compared to $178,000 in the same period of the prior year. The current quarter's loss included $695,000 related to hail damage incurred during the quarter, offset by a reduction in the estimate of a prior quarter loss of $532,000.
Casualty loss was $1.3 million in the nine months ended September 30, 2020, compared to $911,000 in the same period of the prior year. The increase was primarily due to weather-related losses and an increase in our aggregate stop loss and deductible. During the nine months ended September 30, 2020, we incurred an estimated $2.4 million in hail damage at five communities in Rapid City, SD, and one community in Lincoln, NE, resulting in $1.1 million of casualty loss recorded during the period, largely from the write off of the affected assets. Approximately $2.0 million is expected to be spent over the next 12 months to replace the impacted assets.
Depreciation and amortization. Depreciation and amortization increased by 1.3% to $19.0 million in the three months ended September 30, 2020, compared to $18.8 million in the same period of the prior year, attributable to an increase of $1.9 million from non-same-store properties, offset by a decrease of $1.8 million from sold properties.
Depreciation and amortization was $55.3 million in the nine months ended September 30, 2020, compared to $55.3 million in the same period of the prior year, attributable to a $5.7 million decrease from sold properties, offset by an increase of $5.6 million from non-same-store properties.
General and administrative expenses.  General and administrative expenses decreased by 10.8% to $3.1 million in the three months ended September 30, 2020, compared to $3.4 million in the same period of the prior year, primarily attributable to decreases in compensation, healthcare, travel, and consulting costs in the current period.
General and administrative expenses decreased by 10.1% to $9.7 million in the nine months ended September 30, 2020, compared to $10.8 million in the same period of the prior year, primarily attributable to decreases in legal fees, compensation, and travel costs.
Interest expense.  Interest expense decreased by 12.0% to $6.8 million in the three months ended September 30, 2020, compared to $7.7 million in the same period of the prior year, primarily due to the replacement of maturing debt with lower rate debt and lower average balances on our lines of credit and mortgage loans.
Interest expense decrease by 11.0% to $20.6 million in the nine months ended September 30, 2020, compared to $23.2 million in the same period of the prior year, primarily due to the replacement of maturing debt with lower rate debt and lower average balances on our lines of credit and mortgage loans.
Interest and other income (loss). We recorded interest and other income of $281,000 in the three months ended September 30, 2020, compared to income of $498,000 in the same period of the prior year.
We recorded a loss of $2.0 million in interest and other income (loss) for the nine months ended September 30, 2020, compared to income of $1.4 million in the same period of the prior year. The decrease was primarily due to a $3.4 million loss in the value of our marketable securities during the during the nine months ended September 30, 2020.

Gain (loss) on sale of real estate and other investments. We had a gain of $25.7 million in the three months ended September 30, 2020, compared to $39.1 million in the same period of the prior year.
We had a gain of $25.5 million in the nine months ended September 30, 2020, compared to $39.8 million in the same period of the prior year. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the nine-month periods ended September 30, 2020 and 2019.
Net income (loss) available to common shareholders. Net income available to common shareholders was $18.0 million for the three months ended September 30, 2020, compared to $29.9 million in the three months ended September 30, 2019. Net income available to common shareholders was $4.2 million for the nine months ended September 30, 2020, compared to $24.9 million in the nine months ended September 30, 2019.
Funds from Operations.
We believe that Funds from Operations ("FFO"), which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation.
We use the definition of Funds from Operations FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit defines FFO as net income or loss calculated in accordance with GAAP, excluding:
•depreciation and amortization related to real estate;
•gains and losses from the sale of certain real estate assets; and
•impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
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
FFO applicable to common shares and Units for the three months ended September 30, 2020, increased to $12.6 million compared to $12.2 million for the comparable period ended September 30, 2019, an increase of 3.7%. This increase was primarily due to reductions in interest expense, debt extinguishment costs, and general and administrative expense, partially offset by decreased NOI from sold properties. For the nine months ended September 30, 2020, FFO applicable to common shares and Units decreased to $33.7 million compared to $41.1 million for the comparable period of 2019, representing a decrease of 18.2%. This decrease was primarily due to a gain on litigation settlement of $6.6 million in 2019 that did not recur in the current period, a loss on marketable securities of $3.4 million in the current period, decreased NOI from sold properties, and increased casualty loss, partially offset by reductions in interest expense, debt extinguishment costs, and general and administrative expense.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) available to common shareholders	$18,021	$29,891	$4,195	$24,895
Adjustments:
Noncontrolling interests – Operating Partnership	1,387	3,145	248	2,550
Depreciation and amortization	18,995	18,751	55,311	55,299
Less depreciation – non real estate	(85)	(71)	(266)	(235)
Less depreciation – partially owned entities	(31)	(452)	(346)	(1,604)
(Gain) loss on sale of real estate	(25,676)	(39,105)	(25,486)	(39,774)
Funds from operations applicable to common shares and Units	$12,611	$12,159	$33,656	$41,131

Funds from operations applicable to common shares and Units	$12,611	$12,159	$33,656	$41,131
Dividends to preferred unitholders	160	160	480	377
Funds from operations applicable to common shares and Units - diluted	$12,771	$12,319	$34,136	$41,508

Per Share Data
Earnings (loss) per common share - diluted	$1.38	$2.54	$0.33	$2.11
FFO per share and Unit - diluted	$0.90	$0.93	$2.49	$3.15

Weighted average shares and Units - diluted	14,143	13,087	13,704	13,174
Acquisitions and Dispositions
During the third quarter of 2020, we acquired $144.8 million in new real estate compared to $125.3 million of acquisitions in the same period of the prior year. During the third quarter of 2020, we had five dispositions for an aggregate sale price of $43.0 million, compared to seven dispositions in the third quarter of 2019 for an aggregate sale price of $85.0 million. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the nine-month periods ended September 30, 2020 and 2019.
Distributions Declared
Distributions of $0.70 and $2.10 per common share and Unit were declared during the three and nine months ended September 30, 2020 and 2019. Distributions of $0.4140625 and $1.2421875 per Series C preferred share were declared during the three and nine months ended September 30, 2020 and 2019. Distributions of $0.9655 and $2.8965 per Series D preferred unit were declared during the three and nine months ended September 30, 2020 and 2019, respectively.
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
As of September 30, 2020, we had total liquidity of approximately $131.8 million, which included $115.0 million available on our line of credit and $16.8 million of cash and cash equivalents. As of December 31, 2019, we had total liquidity of approximately $226.5 million, which included $199.9 million on our line of credit and $26.6 million of cash and cash equivalents. The decline in total liquidity since the end of the second quarter is primarily a result of funding our acquisition of Parkhouse Apartment Homes.
As of September 30, 2020, we had 45 unencumbered apartment communities, representing 64.6% of third quarter multifamily NOI, of which 4 apartment communities, representing approximately 5.4% of third quarter NOI, are not pledged under the UAP.
COVID-19-Related Impacts on Liquidity
We anticipate that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations and availability under our unsecured lines of credit. Although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic, we have other available sources of liquidity such as proceeds from property dispositions, including restricted cash related to net tax deferred proceeds; offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2019 ATM Program; and long term unsecured term loans and secured mortgages. We have the following contractual obligations over the next fifteen months:
•no debt maturities remaining in 2020 and $35.3 million of debt maturities in 2021 and
•approximately $27.2 million remaining to fund, primarily over the next 12 months, under construction and mezzanine loans we originated for the development of a multifamily community in Minneapolis, Minnesota.
Due to the economic disruption caused by COVID-19-related events, the terms of future debt and equity issuances may not be as favorable for the foreseeable future as they have been in recent years. For a discussion of our debt facilities and the impact of COVID-19-related effects thereon, see "Debt" and "Potential Impact of COVID-19-Related Effects on Continuing Debt Availability" below.
Debt
We have an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of September 30, 2020, our line of credit had total commitments of $250.0 million, with borrowing capacity based on the value of properties contained in an unencumbered asset pool ("UAP"). The UAP provided for a borrowing capacity of approximately $250.0 million at quarter-end, offering additional borrowing availability of $115.0 million beyond the $135.0 million drawn, including the balance on our operating line of credit, as of September 30, 2020. At December 31, 2019, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $50.1 million was drawn on the line, including the balance on our operating line of credit. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
As of September 30, 2020, we had a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. An additional $25.0 million remains available under this agreement.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 1, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $314.5 million and $331.4 million on September 30, 2020 and December 31, 2019, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of September 30, 2020, the weighted average interest rate on our mortgage debt was 3.99%.

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
•we are unable to make certain representations and warranties, including a certification that, since April 30, 2018, there has been no adverse change in our business, financial condition, operations, performance or properties, taken as a whole, which would reasonably be expected to have a material adverse effect;
•changes in our consolidated property NOI or capitalization rates applicable to the properties in our borrowing base reduce or eliminate availability under our credit facility; or
•changes in the nature and composition (including occupancy rate) of the properties in our borrowing base cause these properties to become ineligible to be part of our borrowing base, and if we are not able to replace such properties with other qualifying properties, such ineligibility could reduce or eliminate the availability under our credit facility.
Even if we remain in compliance with the foregoing representations, warranties, and covenants, we may be unable to access the full amount available under our credit facilities if our lenders fail to fund their commitments, which could occur if:
•credit market deterioration or overall economic conditions affect the ability of one or more of our lenders to meet their funding commitments under our revolving credit facility. If a lender fails to fund its commitment under the revolving credit facility, that portion of the credit facility will be unavailable if the lender’s commitment is not replaced by a new commitment from an alternate lender;
•distressed market conditions cause our lenders to transfer their commitments to other institutions, which could result in committed funds not being available, particularly if consolidation of the commitments under our credit facility or among its lenders were to occur; or
•we are unable to obtain additional letters of credit due to a default by any lender in meeting its funding obligations.
As of the date of this filing, we have not experienced any restrictions or limitations on the availability of credit in our markets or with our lenders, although there can be no assurance that we will continue to be able to access the credit markets generally or our credit facility in the future.
Equity
We have an equity distribution agreement in connection with the 2019 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the nine months ended September 30, 2020, we issued approximately 819,082 common shares under the 2019 ATM program at an average price of $70.23 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $57.5 million. As of September 30, 2020, common shares having an aggregate offering price of up to $69.2 million remained available under the 2019 ATM Program.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the nine months ended September 30, 2020, we generated capital from various activities, including:
•Receiving $57.5 million in net proceeds from the issuance of 819,082 common shares under our 2019 ATM Program;
•Receiving $10.0 million for the payoff of a note receivable;
•Selling $3.9 million of marketable securities;
•Disposing of four apartment communities in Grand Forks, North Dakota and one commercial property for $43.0 million; and
•Selling a parcel of unimproved land for $1.3 million.

During the nine months ended September 30, 2020, we used capital for various activities, including:
•Acquiring Ironwood Apartments, a 182-home apartment community located in New Hope, Minnesota, an inner-ring suburb of Minneapolis, for an aggregate purchase price of $46.3 million, of which $28.6 million was paid in cash and $17.7 million from payoff of a note receivable and accrued interest;
•Acquiring Parkhouse Apartment Homes, a 465-home apartment community located in Thornton, Colorado, a suburb of Denver, for an aggregate purchase price of $144.8 million;
•Acquiring the remaining noncontrolling interests in 71 France for $12.2 million;
•Funding of mezzanine/construction loans of $11.9 million;
•Repaying $16.9 million of mortgage principal;
•Repurchasing 237,007 Series C preferred shares for an aggregate total cost of approximately $5.6 million;
•Funding acquisition capital for apartment communities of approximately $1.3 million; and
•Funding capital improvements for apartment communities of approximately $20.4 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2019. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2019, filed with the SEC on February 19, 2020 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the nine months ended September 30, 2020.

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
See our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a more complete discussion of our interest rate sensitivity. As of September 30, 2020, our exposure to market risk has not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended September 30, 2020 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The COVID-19 pandemic could have the effect of heightening many of the risks described in Item 1A of our Form 10-K for the year ended December 31, 2019, including, without limitation, the following:
•Our financial performance is subject to risks associated with the real estate industry and ownership of apartment communities;
•Our property acquisition activities may not produce the cash flows expected and could subject us to various risks that could adversely affect our operating results;
•We may be unable to acquire or develop properties and expand our operations into new or existing markets successfully;
•We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors;
•Our operations are concentrated in certain regions of the United States, and we are subject to general economic conditions in the regions in which we operate;
•Because real estate investments are relatively illiquid and various other factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate;
•Inability to manage growth effectively may adversely affect our operating results;
•Future cash flows may not be sufficient to ensure recoverability of the carrying value of our real estate assets;
•The restrictive terms of indebtedness may cause acceleration of debt payments and constrain our ability to conduct certain transactions;
•Our stock price may fluctuate significantly; and
•Payment of distributions on our common shares is not guaranteed.
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
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows for the foreseeable future. The effects of the ongoing COVID-19 pandemic could:
•cause, and have caused, our residents or commercial tenants to defer or stop rental payments, and abandon or fail to renew leases, which would reduce our primary source of net operating income and cash flows;
•cause us to increase our borrowing and our leverage and/or seek other sources of financing, which may not be available on favorable terms;
•cause us to fail to satisfy certain of the covenants under our line of credit or other borrowing facilities, which could limit our access to such financings or even lead to an event of default;
•cause the capital markets generally to become restricted or unavailable, thereby limiting our access to any needed debt or equity capital financing;

•impact the business of, or cause the loss of, certain critical third-party suppliers or other service providers;
•restrict our ability to continue to pay dividends on a quarterly basis at the current rate, or at all;
•impair the value of our tangible or intangible assets;
•require us to record loss contingencies and incur additional expenses related to our COVID-19 response; or
•cause the U.S. economy to suffer an extended economic slowdown, which could lead to a prolonged recession or even economic depression, which in turn would affect the demand for our apartment communities and could have an adverse impact on our business and operating results.
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
Our business depends on providing our residents with quality housing and reliable services (including utilities), along with the consistent operation of our communities and their associated amenities, including covered parking, swimming pools, clubhouses with fitness facilities, playground areas, and other similar features. We may be required to undertake significant capital expenditures to renovate or reconfigure our communities in order to attract new residents and retain existing residents. The delayed delivery, material reduction, or prolonged interruption in any of these services, including as a result of social distancing policies enforced during the COVID-19 pandemic, have caused and may continue cause our residents to terminate their leases, the deferral and reduction of rents and/or an increase in our costs. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power failure, inclement weather, physical or electronic security breaches, vandalism or acts of terrorism, or other similar events. Any of these issues have caused, and could continue to cause our residents to terminate or fail to renew their leases, expose us to additional costs or liability claims, and could damage our reputation, any of which could impact our ability to provide quality housing and consistent operation of our apartment communities, which in turn could materially affect our business and results of operations.

Our inability to renew, repay, or refinance our debt may result in losses.
We incur a significant amount of debt in the ordinary course of our business and in connection with acquisitions of real properties. Because we have a limited ability to retain earnings as a result of the REIT distribution requirements, we will generally be required to refinance debt that matures with additional debt or equity. We are subject to the normal risks associated with debt financing, including the risks that:
•our cash flow will be insufficient to meet required payments of principal and interest, particularly if net operating income is reduced significantly due to the effects of the COVID-19 pandemic;
•we will not be able to renew, refinance, or repay our indebtedness when due; and
•the terms of any renewal or refinancing are at terms less favorable than the terms of our current indebtedness.

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
On March 27, 2020, legislation to respond to the COVID-19 pandemic was signed into law. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act”) authorized more than $2 trillion to battle COVID-19 and its economic effects. Among other provisions, the CARES Act provided $600 per week in unemployment benefits from the federal government in addition to the state unemployment benefits to which an unemployed worker otherwise would be entitled. Because additional federal funding expired on July 31, 2020, the absence of this funding could impact our residents' ability to pay rent, particularly since unemployment rates continue to remain high as a result of the ongoing COVID-19 pandemic, which in turn could adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On August 31, 2020, we issued 150 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share and Unit(1)	Plans or Programs	Programs(2)
July 1 - 31, 2020(3)	1,932	$25.48	1,932	$44,371,577
August 1 - 31, 2020(4)	250	71.50	—	44,371,577
September 1 - 30, 2020(4)	120	71.55	—	44,371,577
Total	2,302	$32.88	1,932
(1)Amount includes commissions paid.
(2)Represents amounts outstanding under our $50 million share repurchase program, which was authorized by our Board of Trustees on December 5, 2019.
(3)Includes 1,932 Series C Preferred Shares.
(4)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
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
*    Filed herewith
**    Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these condensed consolidated financial statements; and (vi) the Cover Page to our Quarterly Report on Form 10-Q.

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

Date: November 2, 2020