Form 10-K
period 2020-12-31
INVESTORS REAL ESTATE TRUST
filed 2021-02-22
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 001-35624
INVESTORS REAL ESTATE TRUST
(Exact name of Registrant as specified in its charter)

North Dakota		45-0311232
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
3100 10th Street SW	Post Office Box 1988
Minot	ND	58702-1988
(Address of principal executive offices)		(Zip code)
701-837-4738
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, no par value	CSR	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares	CSR-PRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes   ☑   No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2020 was 895,669,484 based on the last reported sale price on the New York Stock Exchange on June 30, 2020. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 15, 2021, was 13,053,065.
References in this Report to the “Company,” “Centerspace,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of Centerspace's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

CENTERSPACE

Special Note Regarding Forward-Looking Statements
Certain statements included in this Report and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our plans and objectives, including our future financial condition, anticipated capital expenditures, anticipated distributions, and our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long-term growth. Forward-looking statements are typically identified by the use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, including risks associated with the ongoing COVID-19 pandemic, that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial conditions, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operations;
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
•timely access to materials required to renovate apartment communities;
•adverse changes in our markets, including future demand for apartment homes in our markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, and our inability to accommodate any significant decline in market value of real estate serving as collateral for our mortgage obligations;
•reliance on a single asset class (multifamily) and certain geographic areas (Midwest and Mountain West regions) of the U.S.;
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

•inability to continue to satisfy complex tax rules in order to maintain our status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for tax purposes, and the risk of changes in laws affecting REITs;
•inability to attract and retain qualified personnel;
•cyber liability or potential liability for breaches of our privacy or information security systems;
•inability to address catastrophic weather, natural events, and climate change;
•inability to comply with laws and regulations applicable to our business and any related investigations or litigation; and
•other risks identified in this Report, in our other SEC reports, or in other documents that we publicly disseminate.
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1A of this Report and the other documents we file from time to time with the Securities and Exchange Commission (“SEC”).
In light of these uncertainties, the events anticipated by our forward-looking statements might not occur. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Report should not be construed as exhaustive.
PART I
Item 1. Business
OVERVIEW
Investors Real Estate Trust doing business as Centerspace (“we,” “us,” “our,” “Centerspace,” or the “Company”) is a real estate investment trust (“REIT”) organized under the laws of North Dakota, that is focused on the ownership, management, acquisition, development, and redevelopment of apartment communities. Over the past several years, we have extensively repositioned our portfolio from a diversified, multi-segment collection of properties into a single segment concentrated on apartment communities. Our current emphasis is on making operational enhancements that will improve our residents’ experience, redeveloping some of our existing apartment communities to meet current market demands, and acquiring new apartment communities in the Minneapolis/St. Paul and Denver metropolitan areas. On December 9, 2020, we announced a new name, Centerspace, and brand platform that reflects both transformation of the Company and our vision for the future.
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2020, we owned interests in 67 apartment communities, containing 11,910 homes and having a total real estate investment amount, net of accumulated depreciation, of $1.4 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
Effective January 1, 2019, we changed our fiscal year end from April 30 to December 31. As a result of this change, we filed a transition report on Form 10-KT for the eight-month transition period ended December 31, 2018, in accordance with SEC rules and regulations. The references in this Report to the terms listed below reflect the respective period noted (all other reporting periods defined separately):

Term	Financial Reporting Period
Year ended December 31, 2020	January 1, 2020 through December 31, 2020
Year ended December 31, 2019	January 1, 2019 through December 31, 2019
Year ended December 31, 2018	January 1, 2018 through December 31, 2018
Transition period ended December 31, 2018	May 1, 2018 through December 31, 2018
Fiscal year ended April 30, 2018	May 1, 2017 through April 30, 2018
Website and Available Information
Our internet address is www.centerspacehomes.com. We make available, free of charge, through the “SEC filings” tab under the Investors section of our website, our Transition Report on Form 10-KT, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, and proxy statements for our Annual Meetings of Shareholders, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. These reports are also available at www.sec.gov. We also make press releases, investor presentations, and certain supplemental information available on our website. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investors section of our website. Copies of these documents are also available free of charge to shareholders upon request addressed to the Secretary at Centerspace, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Report.
STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), and we conduct our daily business operations primarily through our operating partnership, Centerspace, LP (the “Operating Partnership”). The sole general partner of Centerspace, LP is Centerspace, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to Centerspace, LP, through Centerspace, Inc., in exchange for the sole general partnership interest in Centerspace, LP. Centerspace, LP holds substantially all of the assets of the Company. Centerspace, LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units, which is one of the reasons the Company is structured in this manner. As of December 31, 2020, Centerspace, Inc. owned a 93.0% interest in Centerspace, LP. The remaining interest in Centerspace, LP is held by individual limited partners.
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
Operations Strategy
We manage our apartment communities with a focus on providing an exceptional resident experience and maximizing our property financial results. Our initiatives to optimize our operations include:
•Providing excellent customer service to enhance resident satisfaction and retention;
•Employing new technologies that make our communities more efficient and more accessible to residents;
•Optimizing revenues;
•Controlling operating costs; and
•Unlocking value within the portfolio through redevelopment and enhancement of existing assets.
Investment Strategy
Our business objective under our current strategic plan is to employ an investment strategy that includes the following elements:
•Investing in income-producing apartment communities that grow distributable cash flow and are located in key geographic markets with populations ranking in the top 50 U.S. metropolitan statistical areas, including expansion in the Minneapolis and Denver markets and our planned entrance into the Nashville market;
•Selecting markets with favorable market characteristics, including strong growth prospects and employment forecasts, high occupancy rates, strong rent growth potential, and institutional liquidity;
•Leveraging our portfolio to take advantage of our heightened market knowledge and regional experience;
•Building a strong market presence in new markets; and
•Reducing our exposure to tertiary markets.

FINANCING AND DISTRIBUTIONS
To fund our investment and capital activities, we rely on a combination of issuance of common shares, preferred shares, OP Units in exchange for property, and borrowed funds. We regularly issue dividends to our shareholders. Each of these is described below.
At-the-Market Offering
In November 2019, we entered into an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the year ended December 31, 2020, we issued 829,078 common shares under the 2019 ATM Program at an average price of $71.39 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $59.2 million. As of December 31, 2020, we had common shares having an aggregate offering price of up to $68.5 million remaining available under the 2019 ATM Program.
Issuance of Senior Securities
On October 2, 2017, we issued 4,118,460 shares of 6.625% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C preferred shares”). As of December 31, 2020, 3,881,453 shares remained outstanding. Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares.
Bank Financing and Other Debt
As of December 31, 2020, we owned 47 apartment communities that were not encumbered by mortgages, with 34 of these properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in the unencumbered asset pool (“UAP”). As of December 31, 2020, the additional borrowing availability was $97.1 million beyond the $152.9 million drawn, including the balance on our operating line of credit (discussed below), priced at an interest rate of 2.85%, including the impact of our interest rate swap. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election.
Under our primary unsecured credit facility, we also have a $70.0 million unsecured term loan, which matures on January 15, 2024, and a $75.0 million unsecured term loan, which matures on August 31, 2025.
We have a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes (“unsecured senior notes”). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually. As of December 31, 2020, we had $25.0 million remaining available under the private shelf agreement.
As of December 31, 2020, we owned 20 apartment communities that served as collateral for mortgage loans. All of these mortgages payable were non-recourse to us other than for standard carve-out obligations.
We also have a $6.0 million operating line of credit, which is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2020, our ratio of total indebtedness to total gross real estate investments was 39.3%.
Issuance of Securities in Exchange for Property
Our organizational structure allows us to issue shares and limited partnership units (or “OP Units”) of Centerspace, LP in exchange for real estate. The OP Units generally are redeemable, at our option for cash or common shares on a one-for-one basis. Generally, OP Units receive the same per unit cash distributions as the per share dividends paid on common shares.

Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of Centerspace, LP in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees. On February 26, 2019, we issued 165,600 newly created Series D preferred units as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. The holders of the Series D preferred units do not have any voting rights. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018, we did not issue any regular OP Units of Centerspace, LP in exchange for properties.

Distributions to Shareholders
The Internal Revenue Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and a separate requirement to distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the years ended December 31, 2020 and 2019 totaled approximately 81% and 69%, respectively, on a per share and unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”
HUMAN CAPITAL
We strive to be a great place to work and offer competitive benefits and training programs to our team members. Our objective is to attract and reward individuals with the talent and skills to help support our business objectives and make our communities home for our residents. Our total rewards program includes competitive compensation, paid leave, paid holidays, volunteer time, health and dental benefits, discounted rental rates on our apartments, employee assistance program, life insurance, 401(k) plan, and more.
As of December 31, 2020, we had 365 employees (340 full-time and 25 part-time) across six states. Training is important, and we facilitate that through a learning management system which allows us to provide custom training as well as utilize a library of multifamily focused courses specializing in customer service, sales, leadership, diversity, and fair housing.
We take great pride in our pay for performance strategy where team members are aligned with overall company performance as well as specific performance metrics based on roles. Our annual performance management process invites team members to complete a self-review along with their manager's assessment. The results of these assessments are a component of the merit increase and pay for performance strategy.
As part of our Environmental, Social, and Governance (ESG) initiatives, we publish an annual ESG report detailing our efforts related to furthering our mission - through providing corporate sponsorship in the communities which we serve, offering paid time off for team members to volunteer, training and compensation programs, and our commitment to diversity, equity, and inclusion. As of December 31, 2020:
•The average tenure of our team members is 3.6 years;
•53% of our total team members, 46% of our senior management, and 37% of our Board of Trustees are female;
•We have over 200 custom courses on our learning management system;
•Over 10,000 training courses were completed by team members;
•Our online reputation management scores increased from 504 to 605;
•76.5% of our team members participated in our engagement management survey; and
•648 volunteer hours were completed by team members.
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

COMPETITION
There are numerous housing alternatives that compete with our apartment communities in attracting residents. Our apartment communities compete directly with other apartment communities, condominiums, and single-family homes in the areas in which our properties are located. If the demand for our apartment communities is reduced or competitors develop or acquire competing housing, rental and occupancy rates may decrease, which could have a material adverse effect on our business. Additionally, we compete with other real estate investors, including REITs, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the cost of those acquisitions.
GOVERNMENT REGULATION
See the discussion under the caption “Risks Related to Our Properties and Operations -- We may be responsible for potential liabilities under environmental laws” in Item 1A, Risk Factors, for information concerning the potential effects of environmental matters on our business, “Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies” in Item 1A, Risk Factors, for information concerning the potential effects of compliance with disabled persons and other safety regulations on our business, “Changes in federal or state laws and regulations relating to climate change could result in increased costs to our business, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue” in Item 1A, Risk Factors, for information concerning the potential effects of climate change regulation on our business, “Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs” in Item 1A. Risk Factors, for information concerning the potential costs associated with zoning and permitting regulations, and “The current pandemic of COVID-19 and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders” in Item 1A Risk Factors, for information concerning the potential effects of regulations related to the COVID-19 pandemic, which discussions thereunder are incorporated by reference into this Item 1.

Item 1A.  Risk Factors
We face certain risks related to our ownership of apartment communities and operation of our business. Set forth below are the risks that we believe are material to our shareholders and unitholders. You should carefully consider the following risks in evaluating our properties, business, and operations. Our business, financial condition, cash flows, results of operations, value of our real estate assets and/or the value of an investment in our stock or units are subject to various risks and uncertainties, including those set forth below, any of which could cause our actual operating results to vary materially from our recent results or from our anticipated future results.
Risks Related to Our Properties and Operations
The current pandemic of COVID-19 and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders. One of the most significant risk factors is the continuing adverse effects of the COVID-19 pandemic and its associated potential economic impact on our financial condition, results of operations, and cash flows as well as the adverse effects on our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The extent to which COVID-19 continues to impact us and our residents and commercial tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Moreover, you should interpret many of the other risks identified in this Report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Moreover, the ongoing COVID-19 pandemic and continuing restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operations;
•deteriorating economic conditions and rising unemployment rates in the markets where we own apartment communities or in which we may invest in the future;
•government actions or regulations arising out of the COVID-19 pandemic that limit economic and consumer activity or affect the operation of our properties;
•rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors, including the impact of the COVID-19-related governmental rules and regulations relating to rental rates, evictions, and other rental conditions; and
•changes in operating costs, including real estate taxes, utilities, insurance costs, healthcare costs, and expenses related to complying with COVID-19 restrictions or otherwise responding to the COVID-19 pandemic.
Our financial performance is subject to risks associated with the real estate industry and ownership of apartment communities. Our financial performance risks include, but are not limited to, the following:
•downturns in national, regional, and local economic conditions (particularly increases in unemployment);
•competition from other apartment communities;
•local real estate market conditions, including an oversupply of apartments or other housing, or a reduction in demand for apartment communities;
•the attractiveness of our apartment communities to residents as well as residents’ perceptions of the safety, convenience, and attractiveness of our apartment communities and the areas in which they are located;
•changes in interest rates and availability of attractive financing that might make other housing options, like home ownership, more attractive;
•our ability to collect rents from our residents;
•vacancies, changes in rental rates, and the periodic need to repair, renovate, and redevelop our apartment communities;

•increases in operating costs, including real estate taxes, state and local taxes, insurance expenses, utilities, and security costs, many of which are not reduced significantly when circumstances cause a reduction in revenues from a property;
•increases in compensation costs due to the tight labor market in many of the markets in which we operate;
•our ability to provide adequate maintenance for our apartment communities;
•our ability to provide adequate insurance on our apartment communities; and
•changes in tax laws and other government regulations that could affect the value of REITs generally or our business in particular.
Our property acquisition activities may not produce the cash flows expected and could subject us to various risks that could adversely affect our operating results. We have acquired and intend to continue to pursue the acquisition of apartment communities, but the success of our acquisition activities is subject to numerous risks, including the following:
•acquisition agreements are subject to customary closing conditions, including completion of due diligence investigations, and we may be unable to complete an acquisition after making a non-refundable deposit and incurring other acquisition-related costs;
•expected occupancy, rental rates, and operating expenses of acquired apartment communities may differ from the actual results, or from those of our existing apartment communities;
•we may be unable to obtain financing for acquisitions on favorable terms, or at all;
•competition for these properties could cause us to pay higher prices or prevent us from purchasing a desired property at all;
•we may be subject to unknown liabilities from acquired properties, with either no recourse or limited recourse against prior owners or other third parties with respect to these unknown liabilities; and
•we may be unable to quickly and efficiently integrate new acquisitions into our existing operations.
We may be unable to acquire or develop properties and expand our operations into new or existing markets successfully. We intend to explore acquisitions or developments of properties in new and existing geographic markets. Acquiring or developing new properties and expanding into new markets introduces several risks, including but not limited to the following:
•we may not be successful in identifying suitable properties or other assets that meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms, or at all;
•we may be unable to maintain consistent standards, controls, policies, and procedures, or realize the anticipated benefits of the acquisitions within the anticipated time frame, or at all;
•acquisitions and divestitures could divert our attention from our existing properties and could cause us to lose key employees or be unable to attract highly qualified new employees;
•unfamiliarity with the dynamics and prevailing market conditions or local government or permitting procedures of any new geographic markets could adversely affect our ability to successfully expand into or operate within those markets or cause us to become more dependent on third parties in new markets due to our inability to directly and efficiently manage and otherwise monitor new properties in new markets;
•we may make assumptions regarding the expected future performance of acquired properties, including expected occupancy, rental rates, and cash flows, that prove to be inaccurate; and
•we may improperly estimate the costs of repositioning or redeveloping an acquired property.
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
Catastrophic weather, natural events, and climate change could adversely affect our business. Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, flooding, tornadoes, or other severe or inclement weather. During the year ended December 31, 2020, many of our markets were impacted by a series of adverse weather-related events. These events included extreme cold, record-setting snowfall, extensive hail storms in certain markets, and tornadoes, which caused excess ice and snow accumulation, water and hail damage, and other weather-related damage to some of our apartment communities. Although most of these losses were covered by insurance, these or other adverse and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as additional revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community.
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
Changes in federal or state laws and regulations relating to climate change could result in increased costs to our business, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future, including the imposition of new energy efficiency standards or requirements relating to resistance to inclement weather, could increase the costs of maintaining or improving our properties without a corresponding increase in revenue, thereby having an adverse effect on our financial condition or results of operation. The impact of climate change also may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.
We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors. Since April 30, 2018, substantially all of our investments have been concentrated in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our business and results of operations or on the value of our assets than if we had continued to be more diversified in our investments into more than one asset class.
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
Short-term leases could expose us to the effects of declining market rents. Our apartment leases are generally for a term of 12 months or less. Because these leases generally allow residents to leave at the expiration of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
Because real estate investments are relatively illiquid and various other factors limit our ability to dispose of assets, we may not be able to sell properties when appropriate. We may have limited ability to change our portfolio of properties quickly in response to our strategic plan and changes in economic or other conditions, and the prohibitions under the federal income tax laws on REITs holding property for sale and related regulations may affect our ability to sell properties. Under certain circumstances, the Internal Revenue Code (the “Code”) imposes penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. Our ability to dispose of assets also may be limited by constraints on our ability to use disposition proceeds to make acquisitions on financially attractive terms. Some of our properties were acquired using limited partnership units of Centerspace, LP, our operating partnership, and are subject to certain tax-protection agreements that restrict our ability to sell these properties in transactions that would create current taxable income to the former owners. As a result, we are motivated to structure the sale of these assets as tax-free exchanges, the requirements of which are technical and may be difficult to achieve.
Inability to manage growth effectively may adversely affect our operating results. We have experienced significant growth at various times in the past and may do so in the future, principally through the acquisition of additional real estate properties. Effective management of rapid growth presents challenges, including:
•the need to expand our management team and staff;
•the need to enhance internal operating systems and controls; and
•the ability to consistently achieve targeted returns on individual properties.
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
Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs. We face risks associated with zoning and permitting of our communities, the majority of which are governed by municipal, county, and state regulations. We may be liable for costs associated with bringing communities into compliance and additionally may face costs or delays when seeking approvals for redevelopment or development projects within our portfolio.Some regulations related to zoning or permitting allow governmental entities to discontinue operations if violations are left uncured, which would significantly impact our business. We are not aware of any non-compliance at our communities that would have a material adverse effect on our business.
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
Risks related to joint ventures may adversely affect our financial performance and results of operations. We have entered into, and may continue in the future to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, based on the financial condition and business interests of our partners, which are beyond our control and which may conflict with our interests.
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
Potential changes to the financial condition of Fannie Mae and Freddie Mac and in government support for apartment communities may adversely affect our business. Historically, we have depended on the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to provide financing for certain apartment communities. Although Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities, government proposals relating to the future of agency mortgage finance in the U.S. could involve the phase-out of Fannie Mae and Freddie Mac. Although we believe that Fannie Mae and Freddie Mac will continue to provide liquidity to the multifamily sector, any phase-out of Fannie Mae and Freddie Mac, change in their mandate, or reduction in government support for apartment communities generally could result in adverse changes to interest rates, capital availability, development of additional apartment communities, and the value of these communities.
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
Restrictive covenants in our debt agreements may limit our operating and financial flexibility, and our inability to comply with these covenants could have significant implications. Our indebtedness, which at December 31, 2020 totaled outstanding borrowings of approximately $721.3 million, contains a number of significant restrictions and covenants. These restrictions and covenants include financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to total asset value, among others and certain non-financial covenants. These may limit our ability to make future investments and dispositions, add incremental secured and recourse debt, and add overall leverage. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the terms of our indebtedness would permit the lenders to accelerate indebtedness under effected agreements, which would include agreements that contain cross-acceleration provisions with respect to other indebtedness.
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
Potential changes to LIBOR could affect our financing covenants. LIBOR has been used as a primary benchmark for short-term interest rates, including under our credit facility. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, has announced it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but it will not use its powers to compel contributions beyond such date. The ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced it plans to extend publication of USD LIBOR (excluding one-week and two-month tenor) by 18 months to June 2023. However, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The Alternative References Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD LIBOR with a new index calculated by short-term repurchase agreements - Secured Overnight Financing Rate (SOFR). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing. In addition, as it relates to future and derivatives contracts, ISDA master agreements between counterparties may need to be amended or replaced, including derivative contracts in which we are invested. There can be no assurance that a new global standard will be agreed upon or that any new rate will be reflective of the original interest rate and credit risk included within LIBOR, any of which could have a material adverse effect on our financing costs as well as our business and results of operations.
Risks Related to Our Shares
Our stock price may fluctuate significantly. The market price and trading volume of our common shares are subject to fluctuation due to general market conditions, the risks discussed in this report, and several other factors, including the following:
•regional, national, and global economic and business conditions;
•actual or anticipated changes in our quarterly operating results or dividends;
•changes in our estimates of funds from operations or earnings;
•investor interest in our property portfolio;
•the market perception and performance of REITs in general and apartment REITs in particular;
•the market perception or trading volume of REITs relative to other investment opportunities;
•the market perception of our financial condition, performance, distributions, and growth potential;
•general stock and bond market conditions, including potential increases in interest rates that could lead investors to seek higher annual yields from dividends;

•shifts in our investor base to a higher concentration of passive investors, including exchange-traded funds and index funds, that could have an adverse effect on our ability to communicate with our shareholders;
•our ability to access capital markets, which could impact our cost of capital;
•a change in our credit rating or analyst ratings;
•changes in minimum dividend requirements;
•terrorism or other factors that adversely impact the markets in which our stock trades; and
•changes in tax laws or government regulations that could affect the attractiveness of our stock.
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
Failure to generate sufficient revenue or other liquidity needs could limit cash flow available for distributions to our shareholders. A decrease in rental revenue, an increase in funding to support our acquisition and development needs, or other unmet liquidity needs could have an adverse effect on our ability to pay distributions to our shareholders or the Operating Partnership’s unitholders.
Payment of distributions on our common shares is not guaranteed. Our Board of Trustees must approve any stock distributions and may elect at any time, or from time to time, and for an indefinite duration, to reduce or not pay the distributions payable on our common shares. Our Board may reduce distributions for a variety of reasons, including but not limited to the following:
•operating and financial results cannot support the current distribution payment;
•unanticipated costs, capital requirements, or cash requirements;
•annual distribution requirements under the REIT provisions of the Code;
•a conclusion that the payment of distributions would cause us to breach the terms of certain agreements or contracts, such as financial ratio covenants in our debt financing documents; or
•other factors the Board of Trustees may consider relevant.
Our future growth depends, in part, on our ability to raise additional equity capital, which will have the effect of diluting the interests of our common shareholders. Our future growth depends upon, among other things, our ability to raise equity capital and issue limited partnership units of Centerspace, LP. Sales of substantial amounts of our common or preferred shares in the public market, or the perception that such sales or issuances might occur, may dilute the interests of the current common shareholders and could adversely affect the market price of our common shares. In addition, as a REIT, we are required to make distributions to holders of our equity securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. This limits our ability to retain cash or earnings to fund future growth and makes us more dependent on raising funds through other means, which may include raising additional equity capital.
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
Certain provisions of our Declaration of Trust may limit a change in control and deter a takeover. In order to maintain our qualification as a REIT, among other things, our Declaration of Trust provides that any transaction that would result in our disqualification as a REIT under Section 856 of the Code will be void, including any transaction that would result in the following:
•less than 100 Persons owning our shares;
•our being “closely held” within the meaning of Section 856(h) of the Code; or
•50% or more of the fair market value of our shares being held by Persons other than “United States persons,” for federal income tax purposes.
If the transaction is not void, then the shares in violation of the foregoing conditions will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. The Trust’s Declaration of Trust also provides a limit on a Person owning in excess of the ownership limit of 9.8%, in number or value, of the Trust’s outstanding shares, although the Board of Trustees retains the ability to make exceptions to this ownership threshold. These limitations may have the effect of preventing a change in control or takeover of us by a third party, even if the change in control or takeover would be in the best interests of our shareholders.
Risks Related to Tax Matters
We may incur tax liabilities as a consequence of failing to qualify as a REIT, which could force us to borrow funds during unfavorable market conditions. We have elected to be taxed as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions, including income, asset, and distribution tests, for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make distributions to the holders of our securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90% test but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because we need to meet these tests to maintain our qualification as a REIT, it could cause us to have to forgo certain business opportunities and potentially require us to liquidate otherwise attractive investments. The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through Centerspace, LP, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us. If Centerspace, LP or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could adversely affect our business and our ability to make distributions to our shareholders and pay amounts due on our debt. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.
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
Failure of our operating partnership to qualify as a partnership would result in corporate taxation and significantly reduce the amount of cash available for distribution. We believe that Centerspace, LP, our operating partnership, qualifies as a partnership for federal income tax purposes. However, we can provide no assurance that the IRS will not challenge its status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were to be successful in treating Centerspace, LP as an entity taxable as a corporation (such as a publicly traded partnership taxable as a corporation), we would cease to qualify as a REIT because the value of our ownership interest in Centerspace, LP would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities and value of the outstanding securities of another corporation. The imposition of a corporate tax on Centerspace, LP would significantly reduce the amount of cash available for distribution.
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
We have tax protection agreements in place on twenty properties. If these properties are sold in a taxable transaction, we must make the unitholders associated with these particular properties whole through the payment of their related tax. We dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code whenever possible. If we are not able to satisfy all of the technical requirements of Section 1031, or if Section 1031 is repealed, selling a property with a tax protection agreement could trigger a material obligation to make the associated unitholders whole.

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
Our ownership of TRSs is limited, and our transactions with TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms. A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Our TRS is subject to applicable federal, state, and local income tax on any taxable income. TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We scrutinize transactions with our TRS to ensure that they are entered into on arm's-length terms to avoid incurring the 100% excise tax described above.
Item 1B.  Unresolved Staff Comments
None.
Item 2. Properties
Communities
We are organized as a REIT under Sections 856-858 of the Code and are structured as an UPREIT, which allows us to accept the contribution of real estate to our Operating Partnership in exchange for OP Units. Our business is focused on the ownership, management, acquisition, redevelopment, and development of apartment communities, which we own and operate through our Operating Partnership. We are a fully integrated owner-operator of apartment communities.

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

Management and Leasing of Our Real Estate Assets
We conduct our corporate operations from offices in Minot, North Dakota and Minneapolis, Minnesota. The day-to-day management of our properties is generally carried out by our own employees. When properties acquired have effective pre-existing property management in place or when particular properties are, in our judgment, not attractive candidates for self-management, we may utilize third-party professional management companies for day-to-day management. However, all decisions relating to purchase, sale, insurance coverage, major capital improvements, annual operating budgets, and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our third-party management contracts are for terms of one year or less and provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts upon 60 days or less notice for cause or upon the property manager’s failure to meet certain specified financial performance goals.

Summary of Communities Owned as of December 31, 2020
The following table presents information regarding our 67 apartment communities and two other properties held for investment, as of December 31, 2020. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or in service for substantially all of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities. “Other” includes non-multifamily properties and non-multifamily components of mixed use properties. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Report.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2020
SAME-STORE
71 France - Edina, MN (1)	241	$66,929	93.8%
Alps Park - Rapid City, SD	71	6,263	100.0%
Arcata - Golden Valley, MN (2)	165	33,480	95.2%
Ashland - Grand Forks, ND (1)	84	8,656	92.9%
Avalon Cove - Rochester, MN	187	36,336	95.7%
Boulder Court - Eagan, MN (2)	115	9,870	96.5%
Canyon Lake - Rapid City, SD (1)	109	6,529	99.1%
Cardinal Point - Grand Forks, ND (2)	251	35,288	96.0%
Cascade Shores - Rochester, MN (1)	90	18,444	100.0%
Castlerock - Billings, MT (2)	166	8,138	100.0%
Chateau - Minot, ND (2)	104	21,453	95.2%
Cimarron Hills - Omaha, NE (1)	234	15,508	95.7%
Colonial Villa - Burnsville, MN (2)	239	29,511	93.3%
Colony - Lincoln, NE (1)	232	20,376	97.8%
Commons and Landing at Southgate - Minot, ND (2)	341	55,516	93.0%
Cottonwood - Bismarck, ND (2)	268	24,481	95.5%
Country Meadows - Billings, MT (2)	133	10,145	94.7%
Crystal Bay - Rochester, MN	76	12,218	97.4%
Cypress Court - St. Cloud, MN (1) (3)	196	20,936	95.9%
Deer Ridge - Jamestown, ND (2)	163	25,162	95.7%
Dylan - Denver, CO (2) (4) (5)	274	90,400	96.4%
Evergreen - Isanti, MN (2)	72	7,222	98.6%
French Creek - Rochester, MN	40	5,192	100.0%
Gardens - Grand Forks, ND (2)	74	9,352	94.6%
Grand Gateway - St. Cloud, MN (2)	116	9,964	95.7%
GrandeVille at Cascade Lake - Rochester, MN (1)	276	57,455	96.0%
Greenfield - Omaha, NE (2)	96	7,352	86.5%
Heritage Manor - Rochester, MN	182	11,112	95.1%
Homestead Garden - Rapid City, SD	152	15,334	98.0%
Lakeside Village - Lincoln, NE (1)	208	18,902	96.6%
Legacy - Grand Forks, ND (1)	360	34,133	96.9%
Legacy Heights - Bismarck, ND (2)	119	15,206	96.6%
Meadows - Jamestown, ND (2)	81	7,196	98.8%
Monticello Crossings - Monticello, MN (2)	202	32,246	96.0%
Monticello Village - Monticello, MN (2)	60	5,480	95.0%
Northridge - Bismarck, ND (2)	68	8,677	97.1%
Olympic Village - Billings, MT (2)	274	15,780	97.8%
Olympik Village - Rochester, MN	140	10,602	85.7%
Oxbo - St Paul, MN (2) (4) (5)	191	57,609	97.4%
Park Meadows - Waite Park, MN	360	20,519	92.8%
Park Place - Plymouth, MN (2) (5)	500	101,823	92.2%
Plaza - Minot, ND (2)	71	16,779	91.5%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2020
Pointe West - Rapid City, SD (2)	90	5,963	98.9%
Ponds at Heritage Place - Sartell, MN (2)	58	5,469	93.1%
Quarry Ridge - Rochester, MN (1)	313	34,634	94.9%
Red 20 - Minneapolis, MN (1)	130	26,413	96.9%
Regency Park Estates - St. Cloud, MN (1)	147	14,237	94.6%
Rimrock West - Billings, MT (2)	78	5,976	96.2%
River Ridge - Bismarck, ND (2)	146	26,338	95.2%
Rocky Meadows - Billings, MT (2)	98	8,127	99.0%
Rum River - Isanti, MN (1)	72	6,210	97.2%
Silver Springs - Rapid City, SD (1)	52	4,112	100.0%
South Pointe - Minot, ND (2)	196	16,088	93.9%
Southpoint - Grand Forks, ND (2)	96	10,705	96.9%
Sunset Trail - Rochester, MN	146	16,710	95.2%
Thomasbrook - Lincoln, NE (1)	264	16,592	96.2%
Village Green - Rochester, MN	36	3,613	100.0%
West Stonehill - Waite Park, MN (1)	313	19,277	96.8%
Westend - Denver, CO (2) (4) (5)	390	128,310	95.9%
Whispering Ridge - Omaha, NE (1)	336	30,555	93.2%
Winchester - Rochester, MN	115	9,410	93.0%
Woodridge - Rochester, MN (1)	110	11,896	94.5%
TOTAL SAME-STORE	10,567	$1,424,209	95.0%

NON-SAME-STORE
FreightYard Townhomes & Flats - Minneapolis, MN (4)	96	$26,382	86.5%
Ironwood - Minneapolis, MN	182	39,123	97.3%
Lugano at Cherry Creek - Denver, CO (4)	328	96,080	95.7%
Parkhouse - Thornton, CO (2)	465	142,807	93.5%
SouthFork Townhomes - Lakeville, MN (1) (4)	272	50,777	91.5%
TOTAL NON-SAME-STORE	1,343	$355,169	92.3%

TOTAL MULTIFAMILY	11,910	$1,779,378

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2020
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,955	$6,746	88.1%
Lugano at Cherry Creek - Denver, CO	13,295	1,806	47.8%
Oxbo - St Paul, MN (2)	11,477	3,526	100.0%
Plaza - Minot, ND (2)	50,610	9,678	100.0%
Red 20 - Minneapolis, MN (1)	10,508	2,944	89.6%
TOTAL OTHER - MIXED USE COMMERCIAL	106,845	$24,700

OTHER - COMMERCIAL
3100 10th St SW - Minot, ND(6)	9,690	$2,111	—
Minot IPS - Minot, ND	27,698	6,368	—
TOTAL OTHER - COMMERCIAL	37,388	$8,479

TOTAL SQUARE FOOTAGE - OTHER	144,233
TOTAL GROSS REAL ESTATE INVESTMENTS, EXCLUDING MORTGAGE NOTES RECEIVABLE		$1,812,557
(1)Encumbered by mortgage debt.
(2)Pledged as credit support on unencumbered asset pool for our line of credit.
(3)Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 86.1% ownership in Cypress Court.
(4)Non-same-store for the comparison of the year ended December 31, 2019 to the year ended December 31, 2018.
(5)Non-same-store for the comparison of the eight months ended December 31, 2018 to the eight months ended December 31, 2017.
(6)This is our Minot corporate office building.
Properties by State
The following table presents, as of December 31, 2020, the total amount of property owned, net of accumulated depreciation, by state:

	(in thousands)
State	Multifamily	Other	Total	% of Total
Minnesota	$623,324	$10,946	$634,270	44.9%
Colorado	433,389	1,733	435,122	30.8%
North Dakota	216,040	9,240	225,280	15.9%
Nebraska	71,946	—	71,946	5.1%
South Dakota	25,155	—	25,155	1.8%
Montana	21,535	—	21,535	1.5%
Total	$1,391,389	$21,919	$1,413,308	100.0%

Item 3. Legal Proceedings
In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact upon us.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Common Shares of Beneficial Interest, no par value, are traded on the New York Stock Exchange under the symbol “CSR”.
Shareholders
As of February 15, 2021, there were approximately 2,573 common shareholders of record.
Unregistered Sales of Shares
Under the terms of Centerspace, LP’s Agreement of Limited Partnership, limited partners have the right to require Centerspace, LP to redeem their limited partnership units any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to redeem such Units by either making a cash payment or exchanging the Units for our common shares, on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including that the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 100 Units, or, if such limited partner holds less than 100 Units, for less than all of the Units held by such limited partner. Centerspace, LP and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year, or other modifications to their Exchange Right.
During three months ended December 31, 2020, we issued an aggregate of 24,698 unregistered common shares to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
October 1 - 31, 2020	30	$70.01	—	$44,371,557
November 1 - 30, 2020	—	—	—	44,371,557
December 1 - 31, 2020	—	—	—	—
Total	30	$70.01	—
(1)Includes a total of 30 Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount includes commissions paid.
(3)On December 5, 2019, the board authorized a new $50,000,000 repurchase program which expired on December 5, 2020.
Comparative Stock Performance
The information contained in this Comparative Stock Performance section shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” into our future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
Set forth below is a graph that compares, for the five years commencing December 31, 2015 and ending December 31, 2020, the cumulative total returns for our common shares with the comparable cumulative total return of three indices, the Standard & Poor’s 500 Index (“S&P 500”), the FTSE Nareit Equity REITs Index, and the SNL U.S. REIT Multifamily Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2015, $100 was invested in our common shares and in each of the indices. The comparison assumes the reinvestment of all distributions.

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Centerspace	100.00	101.67	84.91	77.36	119.31	121.46
S&P 500 Index	100.00	113.51	138.29	132.23	173.86	205.85
FTSE Nareit Equity REITs	100.00	110.83	115.15	110.70	137.65	124.44
SNL U.S. REIT Multifamily	100.00	120.45	127.12	130.70	165.73	138.54
Source: S&P Global Market Intelligence

Item 6. Selected Financial Data
Set forth below is selected financial data on a historical basis for the years ended December 31, 2020 and 2019, the eight months ended December 31, 2018, and the three most recent fiscal years ended April 30, 2018. This information should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this Report.

	(in thousands, except per share and apartment community data)
	Year Ended December 31,		Eight Months Ended	Fiscal Year Ended April 30,
	2020	2019	December 31, 2018	2018	2017	2016
Consolidated Statement of Operations Data
Revenue	$177,994	$185,755	$121,871	$169,745	$160,104	$145,500
Impairment of real estate investments in continuing and discontinued operations	—	—	1,221	18,065	57,028	5,983
Gain (loss) on sale of discontinued operations and real estate and other investments	25,503	97,624	10,277	183,687	74,847	33,422
Income (loss) from continuing operations	4,743	84,822	(5,890)	(37,194)	(46,228)	9,182
Income (loss) from discontinued operations	—	—	570	164,823	76,753	67,420
Net income (loss)	4,743	84,822	(5,320)	127,629	30,525	76,602
Net income (loss) attributable to controlling interests	4,441	78,669	(4,398)	116,788	43,347	72,006
Net income (loss) available to common shareholders	(1,790)	71,848	(8,945)	104,562	31,366	60,492

Consolidated Balance Sheet Data
Total real estate investments	1,437,969	1,311,472	1,289,476	1,380,245	1,121,385	1,204,654
Total assets	1,464,183	1,392,418	1,335,997	1,426,658	1,474,514	1,755,022
Revolving lines of credit	152,871	50,079	57,500	124,000	57,050	17,500
Notes payable	269,246	269,058	143,991	69,514	—	—
Mortgages payable	297,074	329,664	444,197	509,919	565,978	648,173
Total shareholders’ equity	618,207	619,053	568,786	605,663	553,721	618,758

Consolidated Per Common Share Data (basic and diluted)
Earnings (loss) from continuing operations – basic	$(0.15)	$6.06	$(0.79)	$(3.54)	$(3.01)	—
Earnings (loss) from discontinued operations – basic	—	—	$0.04	$12.25	$5.59	$4.91
Net income (loss) per common share - basic	$(0.15)	$6.06	$(0.75)	$8.71	$2.58	$4.91

Earnings (loss) from continuing operations – diluted	$(0.15)	$6.00	$(0.79)	$(3.54)	$(3.01)	—
Earnings (loss) from discontinued operations – diluted	—	—	$0.04	$12.25	$5.59	$4.91
Net income (loss) per common share - diluted	$(0.15)	$6.00	$(0.75)	$8.71	$2.58	$4.91

Distributions	$2.80	$2.80	$2.10	$2.80	$4.60	$5.20

Other Data
Total apartment communities	67	69	87	90	87	99
Total homes	11,910	11,953	13,702	14,176	13,212	12,974

Funds from operations applicable to common shares and units	$47,356	$52,866	$30,559	$38,941	$55,207	$103,874

CALENDAR YEAR	2020	2019	2018	2017	2016	2015
Tax status of distributions
Capital gain	13.62%	38.53%	100.00%	48.87%	87.57%	11.99%
Ordinary income	7.91%	23.43%	—	14.59%	12.43%	36.28%
Return of capital	78.47%	38.04%	—	36.54%	—	51.73%

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
We are presenting our result of operations for the years ended December 31, 2020 and 2019. For additional comparison of results of operations for the years ended December 31, 2019 and December 31, 2018, please refer to our Annual Report on Form 10-K filed with the SEC on February 19, 2020. For additional comparison of results of operations for the eight months ended December 31, 2018 and 2017, and the fiscal years ended April 30, 2018 and 2017, please refer to our Transition Report on from 10-KT filed with the SEC on February 27, 2019.
This and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future.
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2020, we owned interests in 67 apartment communities consisting of 11,910 homes as detailed in Item 2 - Properties. Property owned, as presented in the consolidated balance sheet, was $1.8 billion at December 31, 2020, compared to $1.6 billion at December 31, 2019.
Renting apartment homes is our primary source of revenue, and our business objective is to provide great homes. We strive to maximize resident satisfaction and retention by investing in high-quality assets in desirable locations and developing and training team members to create vibrant apartment communities through resident-centered operations. We believe that delivering superior resident experiences will drive consistent profitability for our shareholders. We have paid quarterly distributions every quarter since our first distribution in 1971.
COVID-19 Developments
The COVID-19 pandemic has had an impact on our business since March 2020, when it spread to many of the markets in which we own properties. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve. We enhanced cleaning protocols at our communities and offices, implemented physical distancing in community common spaces, and instituted remote work guidelines for our team members, all in accordance with state and local guidelines. We are utilizing technology to allow our property teams to interact remotely with prospective residents through virtual leasing. We have provided rent deferrals to residents and rent abatement to commercial tenants who were financially impacted by the COVID-19 pandemic. To support our team members working on-site, we have provided additional COVID-19 paid time off and enhanced flextime arrangements.
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
Financial Impact of the COVID-19 Pandemic
Many companies, especially in urban areas, have extended directives for employees to work from home during the COVID-19 pandemic. These extended directives have resulted in decreased traffic to businesses and, in some cases, closures of businesses in urban areas, which has resulted in lower demand and lower rent increases for our five urban based apartment communities. The COVID-19 pandemic and these directives have affected our operations and the conduct of business at our apartment communities and offices, but did not have a material impact on our financial condition, operating results, or cash flows for the twelve months ended December 31, 2020.

Absent the ability to contain or treat the COVID-19 virus, with a corresponding re-opening of the economy, the ongoing COVID-19 pandemic may have adverse financial and economic impacts that include, but are not limited to, the following:
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
•restrict our ability to continue to pay dividends on a quarterly basis at the current rate;
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
We have taken the following actions in order to protect our residents and employees, manage expenses and preserve cash flow during the COVID-19 pandemic:

•we eliminated the majority of travel for our team members during 2020 and reduced planned travel through 2021;
•left vacant positions unfilled;
•used onsite team members to perform work normally contracted to third parties; and
•we have moved the meetings of our Board of Trustees to virtual meetings, thereby limiting the expense associated with in-person meetings.
Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our rental revenue in future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of our team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.

Significant Transactions and Events for the Year Ended December 31, 2020
Highlights. For the year ended December 31, 2020, our highlights included the following:
•Net Loss was $0.15 per diluted share for the year ended December 31, 2020, compared to Net Income of $6.00 per diluted share for the year ended December 31, 2019;
•Same-store year-over-year revenue growth of 2.1%, driven by 1.7% growth in rental revenue and 0.4% growth in occupancy;
•Same-store net operating income growth of 1.8%;
•Funded $18.5 million of multifamily construction loans;
•Announced Nashville as one of our target markets; and
•Rebranded the Company as Centerspace to reflect both the transformation of the company and its vision for the future.
Acquisitions and Dispositions. During the year ended December 31, 2020, we completed the following transactions in furtherance of our strategic plan:
•Continued our focus on key growth markets, expanding in Minneapolis, Minnesota and Denver, Colorado, acquiring a total of two apartment communities in these markets, consisting of 647 homes, for an aggregate purchase price of $191.0 million;
•Acquired the remaining noncontrolling interest in 71 France for $12.2 million;

•Disposed of four apartment communities in Grand Forks, North Dakota, a commercial property, and a parcel of unimproved land for an aggregate sale price of $44.3 million.
Financing Transactions. During the year ended December 31, 2020, we completed the following financing transactions:
•We issued 829,078 common shares under the 2019 ATM Program for total consideration, net of commissions and issuance costs, of approximately $59.2 million.
Outlook
We intend to continue our focus on maximizing the financial performance of the communities in our existing portfolio. To accomplish this, we have introduced initiatives to expand our operating margin by enhancing the resident experience, making value-add investments, and implementing technology solutions and expense controls. We will actively manage our existing portfolio and strategically pursue acquisitions of multifamily communities in our target markets of Minneapolis, Minnesota and Denver, Colorado as opportunities arise and market conditions allow. We will explore potential new markets and acquisition opportunities, including in Nashville, Tennessee, as market conditions allow. Our continued management of a strong balance sheet should provide us with flexibility to pursue both internal and external growth.

RESULTS OF OPERATIONS
Reconciliation of Operating Income (Loss) to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”), which is defined below.

	(in thousands, except percentages)
	Year Ended December 31,
	2020	2019	$ Change	% Change
Operating income (loss)	$8,340	$11,417	$(3,077)	(27.0)%
Adjustments:
Property management expenses	5,801	6,186	(385)	(6.2)%
Casualty loss	1,662	1,116	546	48.9%
Depreciation and amortization	75,593	74,271	1,322	1.8%
General and administrative expenses	13,440	14,450	(1,010)	(7.0)%
Net operating income	$104,836	$107,440	$(2,604)	(2.4)%
Consolidated Results of Operations
The following consolidated results of operations cover the years ended December 31, 2020 and 2019.

	(in thousands)
	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue
Same-store	$152,790	$149,615	$3,175	2.1%
Non-same-store	18,441	6,020	12,421	206.3%
Other properties and dispositions	6,763	30,120	(23,357)	(77.5)%
Total	177,994	185,755	(7,761)	(4.2)%
Property operating expenses, including real estate taxes
Same-store	63,227	61,622	1,605	2.6%
Non-same-store	6,817	2,287	4,530	198.1%
Other properties and dispositions	3,114	14,406	(11,292)	(78.4)%
Total	73,158	78,315	(5,157)	(6.6)%
Net operating income
Same-store	89,563	87,993	1,570	1.8%
Non-same-store	11,624	3,733	7,891	211.4%
Other properties and dispositions	3,649	15,714	(12,065)	(76.8)%
Total	$104,836	$107,440	$(2,604)	(2.4)%
Property management expense	(5,801)	(6,186)	(385)	(6.2)%
Casualty loss	(1,662)	(1,116)	546	48.9%
Depreciation and amortization	(75,593)	(74,271)	1,322	1.8%
General and administrative expenses	(13,440)	(14,450)	(1,010)	(7.0)%
Interest expense	(27,525)	(30,537)	(3,012)	(9.9)%
Loss on extinguishment of debt	(23)	(2,360)	(2,337)	(99.0)%
Interest and other income (loss)	(1,552)	2,092	(3,644)	(174.2)%
Income (loss) before gain (loss) on sale of real estate and other investments, and gain (loss) on litigation settlement	(20,760)	(19,388)	(1,372)	(7.1)%
Gain (loss) on sale of real estate and other investments	25,503	97,624	(72,121)	(73.9)%
Gain (loss) on litigation settlement	—	6,586	(6,586)	(100.0)%
NET INCOME (LOSS)	$4,743	$84,822	$(80,079)	(94.4)%
Dividends to preferred unitholders	(640)	(537)	(103)	19.2%
Net (income) loss attributable to noncontrolling interests – Operating Partnership	212	(6,752)	6,964	(103.1)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	126	1,136	(1,010)	(88.9)%
Net income (loss) attributable to controlling interests	4,441	78,669	(74,228)	(94.4)%
Dividends to preferred shareholders	(6,528)	(6,821)	293	(4.3)%
Redemption of preferred shares	297	—	297	100.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,790)	$71,848	$(73,638)	(102.5)%

	Year Ended December 31,
Weighted Average Occupancy (1)	2020	2019
Same-store	94.8%	94.4%
Non-same-store	93.2%	94.8%
Total	94.7%	94.4%
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

	December 31,
Number of Homes	2020	2019
Same-store	10,567	10,567
Non-same-store	1,343	696
Total	11,910	11,263
Net operating income. NOI is a non-GAAP financial measure which we define as total real estate revenues less property operating expenses, including real estate taxes, which is reconciled to operating income (loss) in the table above. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Throughout this Report, we have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for substantially all of the periods being compared and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities and their contribution to net income. Management believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how our communities are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing NOI, renewing the leases of existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store communities are due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.
For the comparison of the twelve months ended December 31, 2020 and 2019, 62 apartment communities were classified as same-store and five apartment communities were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities are included in “Other” for the periods prior to the sale, which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Total revenue decreased by 4.2% to $178.0 million for the year ended December 31, 2020 compared to $185.8 million in the year ended December 31, 2019. A decrease of $23.4 million from dispositions and other properties was offset by an increase of $12.4 million from five non-same-store apartment communities. Revenue from same-store communities increased by 2.1% or $3.2 million in the year ended December 31, 2020, compared to the same period in the prior year. Approximately 1.7% of the increase was attributable to growth in average rental revenue, which was impacted by $450,000 of additional ratio utility billings ("RUBs") revenue as a result of the acceleration of our billing cycle after transitioning to a new RUBs service provider during the fourth quarter. Approximately 0.4% of the increase was due to higher occupancy as weighted average occupancy increased from 94.4% to 94.8% for the years ended December 31, 2019 and 2020, respectively.
Property operating expenses, including real estate taxes.  Total property operating expenses, including real estate taxes, decreased by 6.6% to $73.2 million in the year ended December 31, 2020 compared to $78.3 million in the year ended December 31, 2019. A total of $11.3 million of the decrease was attributable to other properties, primarily due to dispositions, but was partially offset by an increase of $4.5 million from non-same-store apartment communities. Property operating expenses at same-store communities increased by 2.6% or $1.6 million in the year ended December 31, 2020, compared to the same period in the prior year. Insurance and real estate taxes comprised $1.2 million and $1.6 million of the increase, respectively. The increase in real estate taxes was primarily due to increases in Rochester, Minneapolis, and Denver. The increase in non-controllable expenses was offset by a $1.2 million decrease in controllable operating expenses, primarily due to decreased snow removal costs, utilities, and cost containment efforts related to the COVID-19 pandemic.
Net operating income. NOI decreased by 2.4% to $104.8 million in the year ended December 31, 2020 compared to $107.4 million in the year ended December 31, 2019.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $5.8 million in the year ended December 31, 2020 and $6.2 million in the year ended December 31, 2019. The decrease was primarily driven by compensation costs, reduced travel, and advertising.
Casualty gain (loss). Casualty loss increased by 48.9% to $1.7 million in the year ended December 31, 2020, compared to $1.1 million in the year ended December 31, 2019. The increase was primarily due to hail losses that were historically insured at lower deductibles, but beginning in 2020 our carriers limited coverage and increased deductibles for hail and wind-related losses. We also incurred losses at one property due to plumbing failures. Related to the 2020 hail losses, in the fourth quarter of 2020 we also incurred $754,000 in capitalized asset replacement costs, with an additional $1.3 million expected to be incurred in 2021.
Depreciation and amortization.  Depreciation and amortization increased by 1.8% to $75.6 million in the year ended December 31, 2020, compared to $74.3 million in the year ended December 31, 2019. This increase was primarily due to non-same-store properties and offset by decreases from sold properties.
General and administrative expenses.  General and administrative expenses decreased by 7.0% to $13.4 million in the year ended December 31, 2020, compared to $14.5 million in the year ended December 31, 2019, primarily attributable to decreases of $680,000 in compensation costs, $178,000 in severance-related costs, $381,000 in consulting costs, $277,000 in legal costs related to our pursuit of a construction defect claim which was resolved in the prior year, and $238,000 in decreased travel due to the COVID-19 pandemic. These decreases were partially offset by an increase of $402,000 in rebranding costs and $137,000 due to incentive compensation related to higher share award valuations compared to previous awards in the long-term incentive plan.
Operating income. Operating income decreased by 27.0% to $8.3 million in the year ended December 31, 2020, compared to a gain of $11.4 million in the year ended December 31, 2019.
Interest expense.  Interest expense decreased 9.9% to $27.5 million in the year ended December 31, 2020, compared to $30.5 million in the year ended December 31, 2019, primarily due to the replacement of maturing debt with lower interest rate debt and lower interest rates on our line of credit.
Loss on extinguishment of debt. We recorded loss on extinguishment of debt in the years ended December 31, 2020 and 2019 of $23,000 and $2.4 million, respectively, primarily due to prepayment penalties associated with the disposal of assets and the write-off of unamortized loan costs.
Interest and other income (loss).  We recorded a loss of $1.6 million in interest and other income (loss) in the year ended December 31, 2020, compared to income of $2.1 million in the prior year. The decrease was primarily due to a $3.4 million loss from certain marketable securities.
Gain (loss) on sale of real estate and other investments.  In the years ended December 31, 2020 and 2019, we recorded gains on sale of real estate and other investments in continuing operations of $25.5 million and $97.6 million, respectively, primarily related to increased dispositions in 2019.
Gain (loss) on litigation settlement. In the year ended December 31, 2019, we recorded a gain on litigation settlement of $6.6 million from the settlement of a construction defect claim.

Funds from Operations
We believe that Funds from Operations (“FFO”), which is a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation.
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
Due to limitations of the Nareit FFO definition, we have made certain interpretations in applying the definition. We believe all such interpretations not specifically provided for in the Nareit definition are consistent with the definition. Nareit's FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT’s main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business.
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash needs, including the ability to service indebtedness or make distributions to shareholders.
Net loss available to common shareholders for the year ended December 31, 2020 decreased to $1.8 million compared to net income of $71.8 million for the year ended December 31, 2019. FFO applicable to common shares and Units for the year ended December 31, 2020, decreased to $47.4 million compared to $52.9 million for the year ended December 31, 2019, a change of 10.4%, primarily due to a $6.6 million gain on litigation settlement in the prior year which did not recur in the current year, as well as decreased NOI from sold properties and increased loss on marketable securities in the current year. The decrease in FFO was partially offset by increases in NOI from same-store and non-same-store communities and reductions in interest expense and prepayment penalties. For a comparison of FFO applicable to common shares and Units for the years ended December 31, 2019 and 2018, refer to our Annual Report on Form 10-K filed with the SEC on February 19, 2020. For a comparison of FFO applicable to common shares and Units for the eight months ended December 31, 2018 and 2017 and the fiscal years ended April 30, 2018 and 2017, please refer to our Transition Report on from 10-KT filed with the SEC on February 27, 2019.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Year Ended December 31,
	2020	2019
Net income (loss) available to common shareholders	$(1,790)	$71,848
Adjustments:
Noncontrolling interests – Operating Partnership	(212)	6,752
Depreciation and amortization	75,593	74,271
Less depreciation – non real estate	(353)	(322)
Less depreciation – partially owned entities	(379)	(2,059)
(Gain) loss on sale of real estate	(25,503)	(97,624)
Funds from operations applicable to common shares and Units	$47,356	$52,866

Funds from operations applicable to common shares and Units	$47,356	$52,866
Dividends to preferred unitholders	640	537
Funds from operations applicable to common shares and Units - diluted	$47,996	$53,403

Per Share Data
Earnings (loss) per common share - diluted	$(0.15)	$6.00
FFO per share and Unit - diluted	$3.47	$4.05

Weighted average shares and Units - diluted	13,835	13,182

Liquidity and Capital Resources
Overview
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
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, and acquisition of additional communities.
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to capitalize on appropriate investment opportunities as they may arise. We intend to maintain our capital structure by taking certain actions, including:
•extending and sequencing our debt maturity dates;
•managing interest rate exposure through the appropriate use of a mix of fixed and floating debt and utilizing our lines of credit and senior notes as appropriate;
•maintaining adequate coverage ratios on our debt obligations; and
•where appropriate, accessing the equity markets through our 2019 ATM Program and other offerings under our shelf registration statement.
We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities and, from time to time, through draws on our lines of credit. We believe our ability to generate cash from property operating activities and draws on our lines of credit to be adequate to meet all expected operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Internal Revenue Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, draws on our lines of credit and/or new borrowings, and we believe we will have sufficient liquidity to meet our commitments over the next twelve months.

To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically invested in investment grade securities or is used to reduce balances outstanding under our line of credit. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2020, we declared cash distributions of $38.5 million to common shareholders and unitholders of Centerspace, LP, as compared to net cash provided by operating activities of $61.2 million and FFO of $47.4 million.
Factors that could increase or decrease our future liquidity include, but are not limited to, changes in interest rates or sources of financing, general volatility in capital and credit markets, changes in minimum REIT dividend requirements, and our ability to access the capital markets on favorable terms, or at all. As a result of the foregoing conditions or general economic conditions in our markets that affect our ability to attract and retain residents, we may not generate sufficient cash flow from operations. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake value add renovation opportunities with respect to our existing portfolio of operating assets.
As of December 31, 2020, we had total liquidity of approximately $97.5 million, which included $97.1 million available on our line of credit based on the value of properties contained in our unencumbered asset pool (“UAP”) and $392,000 of cash and cash equivalents. As of December 31, 2019, we had total liquidity of approximately $226.5 million, which included $199.9 million available on our line of credit based on the UAP and $26.6 million of cash and cash equivalents.
COVID-19-Related Impacts on Liquidity
We anticipate that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations and availability under our unsecured lines of credit. Although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic, we have other available sources of liquidity such as proceeds from property dispositions, including offerings of preferred and common shares under our shelf registration statement, offerings of common shares under our 2019 ATM Program; and long term unsecured term loans and secured mortgages. We have the following contractual obligations over the next twelve months:
•$26.1 million of debt maturities in 2021; and
•$20.6 million remaining to fund, under construction and mezzanine loans we originated for the development of a multifamily community in Minneapolis, Minnesota.
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
As of December 31, 2020, our line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in the UAP. As December 31, 2020, the additional borrowing availability was $97.1 million beyond the $152.9 million drawn, including the balance on our operating line of credit (discussed below). At December 31, 2019, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $50.1 million was drawn on the line. The multi-bank line of credit bears interest either at the lender’s base rate plus a margin ranging from 35 to 85 basis points, or LIBOR, plus a margin ranging from 135 to 190 basis points based on our consolidated leverage. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes.This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
We have a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes. Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. An additional $25.0 million remains available under this agreement. Subsequent to December 31, 2020, we issued $50.0 million of 2.7% unsecured Series C notes, due June 6, 2030. In concert with this issuance, we amended and expanded our Note Purchase Private Shelf Agreement (the "Agreement") with Prudential to increase the aggregate amount available under the Agreement from $150.0 million to $225.0 million. After the issuance of Series C notes, we have $50.0 million remaining under the Agreement.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 1, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $298.4 million on December 31, 2020 and $331.4 million on December 31, 2019. As of December 31, 2020, the weighted average rate of interest on our mortgage debt was 3.93%, compared to 4.02% on December 31, 2019. Refer to Note 6 of our consolidated financial statements contained in this Report for the principal payments due on our mortgage indebtedness and other tabular information.
All of our term debt is at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows.
Equity
In November 2019, we entered into an equity distribution agreement in connection with the 2019 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the year ended December 31, 2020, we issued 829,078 common shares under the 2019 ATM Program at an average price of $71.39 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $59.2 million. As of December 31, 2020, common shares having an aggregate offering price of up to $68.5 million remained available under the 2019 ATM Program.
On December 5, 2019, our Board of Trustees authorized a new share purchase program to repurchase up to $50 million of our common shares or preferred shares over a one-year period. Under this repurchase program, we could repurchase common shares or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. This program expired on December 5, 2020. During the year ended December 31, 2020, we repurchased and retired approximately 237,000 Series C preferred shares for an aggregate cost of $5.6 million, including commissions, at an average price per share of $23.75. During the year ended December 31, 2019, we repurchased and retired approximately 329,000 common shares for an aggregate cost of $18.0 million, including commissions, at an average price per share of $54.69.
As of December 31, 2020 and 2019, we had 3.9 million and 4.1 million Series C preferred shares outstanding, respectively.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2020, we had restricted cash consisting of $1.9 million of escrows held by lenders for real estate taxes, insurance, and capital additions and $5.0 million in deposits for real estate acquisitions. As of December 31, 2019, we had restricted cash consisting of $2.3 million of escrows held by lenders for real estate taxes, insurance, and capital additions and $17.2 million in net tax-deferred exchange proceeds remaining from a portion of our dispositions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our consolidated statements of cash flows in Item 15 of this report.
In addition to cash flows from operations, during the year ended December 31, 2020, we generated capital from various activities, including:
•Receipt of $59.2 million from the issuance of 829,078 common shares under our 2019 ATM Program;
•Disposition of four apartment communities in Grand Forks, North Dakota, one commercial property, and one parcel of unimproved land for an aggregate sale price of $44.3 million;
•Receipt of $10.0 million from repayment of a mortgage receivable;
•Draws of $102.8 million on our line of credit; and
•Sale of $3.9 million of marketable securities.
During the year ended December 31, 2020, we used capital for various activities, including:
•Acquisition of Ironwood Apartments, a 182-home apartment community located in New Hope, Minnesota, an inner-ring suburb of Minneapolis, for an aggregate purchase price of $46.3 million, of which $28.6 million was paid in cash and $17.7 million from payoff of a note receivable and accrued interest;
•Acquisition of Parkhouse Apartment Homes, a 465-home apartment community located in Thornton, Colorado, a suburb of Denver, for an aggregate purchase price of $144.8 million;
•Acquisition of the remaining noncontrolling interest in 71 France for $12.2 million;
•Funding $18.5 million of mezzanine/construction loans;
•Repaying approximately $32.9 million of mortgage principal;
•Repurchasing 237,000 Series C preferred shares for an aggregate cost of approximately $5.6 million;
•Paying distributions on common shares and Units of $35.0 million; and
•Funding capital improvements for apartment communities of approximately $30.3 million.

Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, term loans, unsecured senior notes, and mortgages payable. The primary line of credit had a $153.0 million balance outstanding at December 31, 2020 and matures in August 2022, with a 12-month option to extend the maturity date, subject to customary conditions. We also had two term loans with an aggregate balance of $145.0 million at December 31, 2020: a $70.0 million term loan that matures in January 2024 and a $75.0 million term loan that matures in August 2025.
In addition, we had unsecured senior notes with an aggregate balance of $125.0 million at December 31, 2020. The $75.0 million of Series A senior notes mature on September 13, 2029 and the $50.0 million of Series B senior notes mature on September 30, 2028.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgages payable (principal and interest)	$356,659	$37,042	$100,155	$49,756	$169,706
Lines of credit (principal and interest)(1)	$160,440	$10,263	$150,177	—	—
Notes payable (principal and interest)	$198,574	$10,902	$21,804	$161,077	$4,791
Total	$715,673	$58,207	$272,136	$210,833	$174,497
(1)The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2020.
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
Off-Balance-Sheet Arrangements
As of December 31, 2020, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Report.
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
Capitalization of Costs. We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of re-development projects. As real estate is undergoing re-development, all project costs directly associated with and attributable to the construction of a project are capitalized to the cost of the real property. The capitalization period begins when re-development activities and expenditures begin and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy.
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
Recent Accounting Pronouncements
For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our consolidated financial statements appearing elsewhere in this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We currently use interest rate swaps to offset the impact of interest rate fluctuations on our $70.0 million and $75.0 million variable-rate term loans and a portion of our line of credit. The swap on our $70.0 million term loan has a notional amount of $70.0 million and an average pay rate of 2.16%. The swap on our $75.0 million term loan has a notional amount of $75.0 million and an average pay rate of 2.81%. The swap on our line of credit has a notional amount of $50.0 million and an average pay rate of 2.02%. The aggregate fair value of our interest rate swaps is a liability of $15.9 million, as of December 31, 2020. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
We have a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes (“unsecured senior notes”). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually.
As of December 31, 2020, we had no variable-rate mortgage debt outstanding and $297.9 million of variable-rate borrowings under our line of credit and term loans, of which $195.0 million is fixed through interest rate swaps. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $1.0 million on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount.
Mortgage loan indebtedness decreased by $32.9 million as of December 31, 2020, compared to December 31, 2019, primarily due to loan maturities and prepayments. As of December 31, 2020 and 2019, 100.0% of our $298.4 million of mortgage debt was at fixed rates of interest, with staggered maturities. As of December 31, 2020, the weighted average rate of interest on our mortgage debt was 3.93%, compared to 4.02% on December 31, 2019. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2021	2022	2023	2024	2025	Thereafter	Total	Value
Fixed Rate	$25,665	$37,219	$45,068	$3,777	$32,505	$279,211	$423,445	$439,851
Average Interest Rate(1)	4.23%	3.99%	3.79%	3.75%	3.75%	3.74%	3.89%
Variable Rate(2)	$5,871	$147,000	—	$70,000	$75,000	—	$297,871	$297,871
Average Interest Rate(1)	3.64%	2.85%	—	3.65%	4.63%	—	3.23%

(1)Interest rate is annualized and includes the effect of our interest rate swaps.
(2)Includes $152.9 million under our line of credit and $145.0 million on our term loans, of which $195.0 million is synthetically fixed with interest rate swaps.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2020, the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2020, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2020, was effective.
Our internal control over financial reporting includes policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions, acquisitions and dispositions of assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and the trustees; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or deterioration in the degree of compliance with the policies or procedures.
Our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-4 of our consolidated financial statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020.
Item 9B.  Other Information
None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,” and “Board Committees” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:

1. Financial Statements
See the “Table of Contents” to our consolidated financial statements on page F-1 of this Report.
2. Financial Statement Schedules
See the “Table of Contents” to our consolidated financial statements on page F-1 of this Report.
The following financial statement schedules should be read in conjunction with the financial statements referenced in Part II, Item 8 of this Report: Schedule III Real Estate and Accumulated Depreciation
3. Exhibits
See the Exhibit Index set forth in part (b) below.
The Exhibit Index below lists the exhibits to this Report. We will furnish a printed copy of any exhibit listed below to any security holder who requests it upon payment of a fee of 15 cents per page. All Exhibits are either contained in this Report or are incorporated by reference as indicated below.
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

3.2
Seventh Restated Trustee’s Regulations (Bylaws) of Investors Real Estate Trust, adopted on April 27, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 1, 2020).

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

4.2	Form of Series A Senior Note under the Note Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.3	Form of Series B Notes under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 1, 2019).

4.4	Form of Guaranty Agreement under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the Commission on February 19, 2020).

4.6
Amendment to Note Purchase and Private Shelf Agreement, dated as of September 13, 2019, by and among Centerspace, LP, a North Dakota Limited Partnership, as the Issuer, Investors Real Estate, as the Parent, Centerspace, Inc., as the General Partner, certain subsidiaries of the Parent, PGIM Inc., an affiliate of Prudential Financial, Inc., certain affiliates of PGIM, Inc., and the Purchasers of the Series A Notes (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on January 7, 2021).

4.7	Form of Series C Notes under Note Agreement (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.1**	2015 Incentive Plan dated June 23, 2015 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 3, 2015).

10.2**	Amendment to 2015 Incentive Plan dated April 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.3**	Amendment to 2015 Incentive Plan dated March 13, 2020 (incorporated herein by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the Commission on April 6, 2020).

10.4**
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

10.7**
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

10.10**	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2015).

10.11**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.12
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

10.13
First Amendment to Second Amended and Restated Credit Agreement and related Annex I attached thereto, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on From 10-K filed with the Commission on February 19, 2020).

10.14
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

10.15
Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (as amended and restated through February 27, 2019) (incorporated by reference to Exhibit 10.30 to the Company's Transition Report on Form 10-K filed with the Commission on February 27, 2019).

10.16	Third Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 2, 2017).

10.17
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated as of February 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 27, 2019).

21.1†	Subsidiaries of Centerspace

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).

31.1†	Section 302 Certification of President and Chief Executive Officer

31.2†	Section 302 Certification of Chief Financial Officer

32.1†	Section 906 Certification of the President and Chief Executive Officer

32.2†	Section 906 Certification of the Chief Financial Officer

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these consolidated financial statements, and (vi) the Cover Page to our Annual Report on From 10-K.

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

Date: February 22, 2021	Investors Real Estate Trust dba Centerspace

	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee & Chairman	February 22, 2021

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 22, 2021

/s/ John A. Kirchmann
John A. Kirchmann	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2021

/s/ Michael T. Dance
Michael T. Dance	Trustee	February 22, 2021

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 22, 2021

/s/ Linda J. Hall
Linda J. Hall	Trustee	February 22, 2021

/s/ Terrance P. Maxwell
Terrance P. Maxwell	Trustee	February 22, 2021

/s/ John A. Schissel
John A. Schissel	Trustee	February 22, 2021

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 22, 2021

CENTERSPACE AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Investors Real Estate Trust

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2020 and 2019, eight month period ended December 31, 2018, and the year ended April 30, 2018, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, eight month period ended December 31, 2018, and the year ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2021 expressed an unqualified opinion
Basis for opinion
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Investors Real Estate Trust
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Investors Real Estate Trust (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 22, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 22, 2021

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands)
	December 31, 2020	December 31, 2019
ASSETS
Real estate investments
Property owned	$1,812,557	$1,643,078
Less accumulated depreciation	(399,249)	(349,122)
	1,413,308	1,293,956
Unimproved land	—	1,376
Mortgage loans receivable	24,661	16,140
Total real estate investments	1,437,969	1,311,472
Cash and cash equivalents	392	26,579
Restricted cash	6,918	19,538
Other assets	18,904	34,829
TOTAL ASSETS	$1,464,183	$1,392,418
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$55,609	$47,155
Revolving lines of credit	152,871	50,079
Notes payable, net of unamortized loan costs of $754 and $942, respectively	269,246	269,058
Mortgages payable, net of unamortized loan costs of $1,371 and $1,712, respectively	297,074	329,664
TOTAL LIABILITIES	$774,800	$695,956
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 165,600 units issued and outstanding at December 31, 2020 and December 31, 2019, aggregate liquidation preference of $16,560,000)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 3,881,453 shares issued and outstanding at December 31, 2020, aggregate liquidation preference of $97,036,325 and 4,118,460 shares issued and outstanding at December 31, 2019, aggregate liquidation preference of $102,971,475)	93,530	99,456
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 13,027,172 shares issued and outstanding at December 31, 2020 and 12,098,379 shares issued and outstanding at December 31, 2019)	968,263	917,400
Accumulated distributions in excess of net income	(427,681)	(390,196)
Accumulated other comprehensive income (loss)	(15,905)	(7,607)
Total shareholders’ equity	$618,207	$619,053
Noncontrolling interests – Operating Partnership (976,516 units at December 31, 2020 and 1,058,142 units at December 31, 2019)	53,930	55,284
Noncontrolling interests – consolidated real estate entities	686	5,565
TOTAL EQUITY	$672,823	$679,902
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,464,183	$1,392,418
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Year Ended December 31,		Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2020	2019	2018	2018
REVENUE	$177,994	$185,755	$121,871	$169,745
EXPENSES
Property operating expenses, excluding real estate taxes	51,625	57,249	37,198	54,292
Real estate taxes	21,533	21,066	13,521	18,742
Property management expense	5,801	6,186	3,663	5,526
Casualty loss	1,662	1,116	915	500
Depreciation and amortization	75,593	74,271	50,456	82,070
Impairment of real estate investments	—	—	1,221	18,065
General and administrative expenses	13,440	14,450	9,812	14,254
TOTAL EXPENSES	169,654	174,338	116,786	193,449
Operating income (loss)	8,340	11,417	5,085	(23,704)
Interest expense	(27,525)	(30,537)	(21,359)	(34,178)
Loss on extinguishment of debt	(23)	(2,360)	(556)	(940)
Interest and other income (loss)	(1,552)	2,092	1,233	1,508
Income (loss) before gain (loss) on sale of real estate and other investments, gain (loss) on litigation settlement, and income (loss) from discontinued operations	(20,760)	(19,388)	(15,597)	(57,314)
Gain (loss) on sale of real estate and other investments	25,503	97,624	9,707	20,120
Gain (loss) on litigation settlement	—	6,586	—	—
Income (loss) from continuing operations	4,743	84,822	(5,890)	(37,194)
Income (loss) from discontinued operations	—	—	570	164,823
NET INCOME (LOSS)	4,743	84,822	(5,320)	127,629
Dividends to preferred unitholders	(640)	(537)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	212	(6,752)	1,032	(12,702)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	126	1,136	(110)	1,861
Net income (loss) attributable to controlling interests	4,441	78,669	(4,398)	116,788
Dividends to preferred shareholders	(6,528)	(6,821)	(4,547)	(8,569)
Redemption of preferred shares	297	—	—	(3,657)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(1,790)	$71,848	$(8,945)	$104,562

BASIC
Earnings (loss) per common share from continuing operations – basic	$(0.15)	$6.06	$(0.79)	$(3.54)
Earnings (loss) per common share from discontinued operations – basic	—	—	$0.04	$12.25
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.15)	$6.06	$(0.75)	$8.71

DILUTED
Earnings (loss) per common share from continuing operations – diluted	$(0.15)	$6.00	$(0.79)	$(3.54)
Earnings (loss) per common share from discontinued operations – diluted	—	—	$0.04	$12.25
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.15)	$6.00	$(0.75)	$8.71
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
	Year Ended December 31,		Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2020	2019	2018	2018
NET INCOME (LOSS)	$4,743	$84,822	$(5,320)	$127,629
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(11,068)	(7,040)	(2,794)	1,627
(Gain) loss on derivative instrument reclassified into earnings	2,770	289	159	152
Total comprehensive income (loss)	$(3,555)	$78,071	$(7,955)	$129,408
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	882	(6,058)	1,032	(12,888)
Net comprehensive (income) loss attributable to noncontrolling interests – consolidated real estate entities	126	1,136	(110)	1,861
Comprehensive income (loss) attributable to controlling interests	$(2,547)	$73,149	$(7,033)	$118,381

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at April 30, 2017	$111,357	12,120	$908,905	$(466,541)	—	$82,437	$636,158
Net income (loss) attributable to controlling interest and noncontrolling interests				116,788		11,582	128,370
Change in fair value of derivatives					1,779		1,779
Distributions – common shares and Units ($2.80 per share and Unit)				(33,689)		(4,096)	(37,785)
Distributions – Series B preferred shares ($0.9938 per Series B share)				(4,571)			(4,571)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(3,999)			(3,999)
Share-based compensation, net of forfeitures		10	1,663				1,663
Issuance of Series C preferred shares	99,456						99,456
Redemption of Units for common shares		3	34			(34)	—
Redemption of Units for cash						(8,775)	(8,775)
Shares repurchased	(111,357)	(178)	(9,935)	(3,657)			(124,949)
Contributions from nonredeemable noncontrolling interests – consolidated real estate entities						619	619
Other		(2)	(570)			167	(403)
Balance at April 30, 2018	$99,456	11,953	$900,097	$(395,669)	$1,779	$81,900	$687,563
Cumulative adjustment upon adoption of ASC 606 and ASC 610-20				627			627
Balance on May 1, 2018	99,456	11,953	900,097	(395,042)	1,779	81,900	688,190
Net income (loss) attributable to controlling interests and noncontrolling interests				(4,398)		(480)	(4,878)
Change in fair value of derivatives					(2,635)		(2,635)
Distributions – common shares and Units ($2.10 per share and Unit)				(25,060)		(2,917)	(27,977)
Distributions – Series C preferred shares ($1.2422 per Series C share)				(4,548)			(4,548)
Share-based compensation, net of forfeitures		3	1,042				1,042
Redemption of Units for common shares		33	649			(649)	—
Redemption of Units for cash						(498)	(498)
Shares repurchased		(42)	(2,172)				(2,172)
Distributions to nonredeemable noncontrolling interests - consolidated real estate entities						(2,432)	(2,432)
Conversion to equity of notes receivable from nonredeemable noncontrolling interests – consolidated real estate entities						(392)	(392)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities			(175)			131	(44)
Other		(5)	(207)				(207)
Balance at December 31, 2018	$99,456	11,942	$899,234	$(429,048)	(856)	$74,663	$643,449

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (continued)

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interests and noncontrolling interests				78,669		5,790	84,459
Change in fair value of derivatives					(6,751)		(6,751)
Distributions – common shares and Units ($2.10 per share and Unit)				(32,996)		(3,414)	(36,410)
Distributions – Series C preferred shares ($1.2422 per Series C share)				(6,821)			(6,821)
Share-based compensation, net of forfeitures		11	1,905				1,905
Sale of common shares, net		308	22,019				22,019
Redemption of Units for common shares		173	7,823			(7,823)	—
Redemption of Units for cash						(8,147)	(8,147)
Shares repurchased		(329)	(18,023)				(18,023)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Distributions to nonredeemable noncontrolling interests - consolidated real estate entities						(220)	(220)
Other		(7)	(87)				(87)
Balance at December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				4,441		(338)	4,103
Change in fair value of derivatives					(8,298)		(8,298)
Distributions – common shares and Units ($2.80 per common share and Unit)				(35,695)		(2,842)	(38,537)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,528)			(6,528)
Share-based compensation, net of forfeitures		20	2,106				2,106
Sale of common shares, net		829	58,852				58,852
Redemption of Units for common shares		81	(1,750)			1,750	—
Redemption of Units for cash						(50)	(50)
Shares repurchased	(5,926)	—	—	297			(5,629)
Acquisition of noncontrolling interests - consolidated real estate entities			(7,584)			(4,637)	(12,221)
Other		(1)	(761)			(116)	(877)
Balance at December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,		Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2020	2019	2018	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,743	$84,822	$(5,320)	$127,629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,596	75,408	51,394	83,276
Depreciation and amortization from discontinued operations	—	—	—	8,526
(Gain) loss on sale of real estate, land, other investments and discontinued operations	(25,503)	(97,624)	(10,277)	(183,687)
Realized (gain) loss on marketable securities	3,378	—	—	—
(Gain) loss on extinguishment of debt and discontinued operations	23	2,360	482	6,839
(Gain) loss on litigation settlement	—	(1,349)	—	—
Share-based compensation expense	2,106	1,905	845	1,587
Impairment of real estate investments	—	—	1,221	18,065
Bad debt expense	2,332	1,050	592	1,423
Other, net	1,310	46	37	34
Changes in other assets and liabilities:
Other assets	(4,818)	1,076	(1,145)	(646)
Accounts payable and accrued expenses	1,061	1,930	2,205	(7,851)
Net cash provided (used) by operating activities	$61,228	$69,624	$40,034	$55,195
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of mortgage loans receivable	10,020	—	—	—
Proceeds from sale of marketable securities	3,856	—	—	—
Increase in mortgages and notes receivable	(24,862)	(6,279)	(918)	(15,480)
Purchase of marketable securities	(179)	(6,942)	—	—
Proceeds from sale of discontinued operations	—	—	—	426,131
Proceeds from sale of real estate and other investments	43,686	199,282	62,695	64,639
Payments for acquisitions of real estate assets	(168,696)	(158,466)	(977)	(374,081)
Payments for improvements of real estate assets	(30,315)	(20,954)	(11,518)	(17,980)
Other investing activities	1,525	366	1,889	(3,117)
Net cash provided (used) by investing activities	$(164,965)	$7,007	$51,171	$80,112
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	59,900	—	—
Principal payments on mortgages payable	(33,422)	(177,743)	(67,016)	(205,159)
Proceeds from revolving lines of credit	155,028	245,397	53,017	370,350
Principal payments on revolving lines of credit	(52,235)	(252,818)	(119,517)	(303,400)
Proceeds from notes payable and other debt	—	124,878	74,352	72,714
Principal payments on notes payable and other debt	—	—	—	(21,689)
Payoff of financing liability	—	—	—	(7,900)
Proceeds from sale of common shares, net of issuance costs	58,852	22,019	—	—
Payments for acquisition of noncontrolling interests – consolidated real estate entities	(12,221)	(1,260)	—	—
Proceeds from sale of preferred shares	—	—	—	99,467
Repurchase of common shares	—	(18,023)	(2,172)	(9,935)
Repurchase of preferred shares	(5,629)	—	—	(115,017)
Repurchase of partnership units	(50)	(8,147)	(498)	(8,775)
Distributions paid to common shareholders	(35,045)	(32,891)	(16,724)	(33,689)
Distributions paid to preferred shareholders	(6,528)	(6,821)	(5,116)	(8,763)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(2,900)	(3,630)	(1,959)	(4,096)
Distributions paid to noncontrolling interests – consolidated real estate entities	(116)	(220)	(2,432)	(99)
Distributions paid to preferred unitholders	(640)	(377)	—	—
Other financing activities	(164)	(34)	—	—
Net cash provided (used) by financing activities	$64,930	$(49,770)	$(88,065)	$(175,991)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(38,807)	26,861	3,140	(40,684)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	46,117	19,256	16,116	56,800
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$7,310	$46,117	$19,256	$16,116

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,		Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2020	2019	2018	2018
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(1,420)	$1,273	$(329)	$(3,415)
Distributions declared but not paid	9,802	9,210	—	—
Property acquired through issuance of Series D preferred units	—	16,560	—	—
Real estate assets acquired through exchange of note receivable	17,663	—	—	—
Note receivable exchanged through real estate acquisition	(17,663)	—	—	—
Conversion to equity of notes receivable from noncontrolling interests - consolidated real estate entities	—	—	670	—
Construction debt reclassified to mortgages payable	—	—	—	23,300
Increase in mortgage notes receivable due to sale of real estate	—	—	—	10,329
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized of $0, $0, $0 and $431, respectively	26,051	28,679	24,135	35,758

	(in thousands)
Balance sheet description	December 31, 2020	December 31, 2019	December 31, 2018	April 30, 2018
Cash and cash equivalents	$392	$26,579	$13,792	$11,891
Restricted cash	6,918	19,538	5,464	4,225
Total cash, cash equivalents and restricted cash	$7,310	$46,117	$19,256	$16,116
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, 2019, 2018, and April 30, 2018

NOTE 1 • ORGANIZATION
Investors Real Estate Trust doing business as Centerspace (“Centerspace,” “we,” “our,” or “us”) is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2020, we held for investment 67 apartment communities with 11,910 homes. We conduct a majority of our business activities through our consolidated operating partnership, Centerspace, LP, (the “Operating Partnership”), as well as through a number of other subsidiary entities.
All references to Centerspace, we, or us refer to Centerspace and its consolidated subsidiaries.
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

Term	Financial Reporting Period
Year ended December 31, 2020	January 1, 2020 through December 31, 2020
Year ended December 31, 2019	January 1, 2019 through December 31, 2019
Transition period ended December 31, 2018	May 1, 2018 through December 31, 2018
Fiscal year ended April 30, 2018	May 1, 2017 through April 30, 2018
Our interest in the Operating Partnership as of December 31, 2020 and 2019 was 93.0% and 92.0%, respectively, of the limited partnership units of the Operating Partnership (“Units”), which includes 100% of the general partnership interest.
The consolidated financial statements also reflect the ownership by the Operating Partnership of certain joint venture entities in which the Operating Partnership has a general partner’s or controlling interest. These entities are consolidated into our other operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
SIGNIFICANT RISKS AND UNCERTAINTIES
The COVID-19 pandemic is a source of significant risk and uncertainty that could have an adverse impact on our business. the COVID-19 pandemic has adversely impacted the global economy and financial markets, and multifamily residents and commercial tenants have experienced financial hardship or closure.
The extent to which the COVID-19 pandemic could have an adverse effect on our financial condition, results of operations, and cash flows is uncertain and will depend on future developments. The COVID-19 pandemic has not had a material adverse impact on our financial condition, results of operations, and cash flows for the year ended December 31, 2020; however, we continue to monitor the impact on all aspects of our business and cannot predict the impact it may have on our financial condition, results of operations, and cash flows in the future.
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
	These ASUs require entities to estimate a lifetime expected credit loss for most financial assets, such as loans and other financial instruments, and to present the net amount expected to be collected. In 2018, another ASU was issued to amend ASU 2016-13 which clarifies that it does not apply to operating lease receivables. In 2019, an additional ASU was issued to provide transition relief in which an entity is allowed to elect the fair value option on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326.	These ASUs are effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	We elected the fair value option for all of our mortgages and notes receivable at January 1, 2020, as allowed by ASU 2019-05. As a result, we do not have any receivables or other financial instruments to which we are applying this standard.
ASU 2018-13, Fair Value Measurements (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirement for Fair Value Measurements	This ASU eliminates certain disclosure requirements affecting all levels of measurement, and modifies and adds new disclosure requirements for Level 3 measurements.	This ASU is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted.	The new standard did not have a material impact on our consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.	This ASU is optional and may be elected over time.	We are currently evaluating the practical expedients and the impact they may have on our consolidated financial statements.
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entitiy's Own Equity
	This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provide updated disclosure requirements.	This ASU is effective for annual reporting periods beginning after December 31, 2021. Early adoption is permitted.	We are currently evaluating the ASU and the impact it may have on our consolidated financial statements.

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
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.4 billion and $1.3 billion as of December 31, 2020 and 2019, respectively. Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on our determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. Interest of approximately $4,000 was capitalized in continuing and discontinued operations for the fiscal year ended April 30, 2018. We did not capitalize interest during the years ended December 31, 2020 and 2019, or the transition period ended December 31, 2018.
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
During the years ended December 31, 2020 and 2019, we did not incur a loss for impairment on real estate.
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
We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. We had no properties classified as held for sale at December 31, 2020 and 2019.
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
As of December 31, 2020 restricted cash consisted of $5.0 million of real estate deposits for property acquisitions and $1.9 million in escrows held by lenders. As of December 31, 2019, restricted cash consisted primarily of net tax-deferred exchange proceeds remaining from a portion of our dispositions and escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance, and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
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
Beginning in April 2020, we offered multifamily residents suffering from financial hardship related to the COVID-19 pandemic the option to apply for a rent deferral. We elected to account for these accommodations as though enforceable rights and obligations for the accommodations existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020 related to lease modification guidance under ASC 842. The accommodations were recognized as variable lease payments. As of December 31, 2020, approximately $99,600 remained outstanding under the rent deferral agreements offered to multifamily residents.
We also abated rent, common area maintenance, and real estate taxes for commercial tenants that experienced government-mandated interruptions or closures of their businesses. The accommodations were recognized as variable lease payments, as allowed by the FASB Q&A released on April 10, 2020. During the year ended December 31, 2020, we recognized a reduction in revenue of $656,000 due to the abatement of amounts due from our commercial tenants.
Many of our leases contain non-lease components for utility reimbursement from our residents. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of December 31, 2020, was as follows:

(in thousands)
2021	$2,216
2022	2,214
2023	2,208
2024	2,194
2025	2,166
Thereafter	2,373
Total scheduled lease income - operating leases	$13,371
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
Revenue streams that are included in ASU 2014-09 include:
•Other property revenues: We recognize revenue for rental related income not included as a component of a lease, such as other application fees, as earned, and have concluded that this is appropriate under the new standard.
•Gains or losses on sales of real estate: Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. As a result, we may recognize a gain on real estate disposition transactions that previously did not qualify as a sale or for full profit recognition under the previous accounting standard. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
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
The following table presents the disaggregation of revenue streams of our rental income for the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018:

		(in thousands)
		Year ended December 31,		Transition period ended
Revenue Stream	Applicable Standard	2020	2019	December 31, 2018
Fixed lease income - operating leases	Leases	$168,119	$176,706	$114,047
Variable lease income - operating leases	Leases	7,068	5,586	3,528
Other property revenue	Revenue from contracts with customers	2,807	3,463	4,296
Total revenue		$177,994	$185,755	$121,871
INCOME TAXES
We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018, we distributed in excess of 90% of our taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualify as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
We have one TRS, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018.
We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2020, December 31, 2019, and December 31, 2018:

CALENDAR YEAR	2020	2019	2018
Tax status of distributions
Capital gain	13.62%	38.53%	100.00%
Ordinary income	7.91%	23.43%	—
Return of capital	78.47%	38.04%	—
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

OTHER ASSETS
As of December 31, 2020 and 2019, other assets consisted of the following amounts:

	in thousands
	December 31, 2020	December 31, 2019
Receivable arising from straight line rents	$336	$785
Accounts receivable, net of allowance	523	154
Real estate related loans receivable	6,332	16,557
Marketable securities	—	7,055
Prepaid and other assets	5,702	4,866
Intangible assets, net of accumulated amortization	1,150	1,212
Property and equipment, net of accumulated depreciation	2,674	1,277
Goodwill	986	1,086
Deferred charges and leasing costs	1,201	1,837
Total Other Assets	$18,904	$34,829
PROPERTY AND EQUIPMENT
Property and equipment consists primarily of office equipment located at our corporate offices in Minot, North Dakota and in Minneapolis, Minnesota. The consolidated balance sheets reflects these assets at cost, net of accumulated depreciation, and are included within Other Assets. As of December 31, 2020 and 2019, property and equipment cost was $4.7 million and $2.9 million, respectively. Accumulated depreciation was $2.0 million and $1.7 million as of December 31, 2020 and 2019, respectively, and are included within other assets in the consolidated balance sheets.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In March 2020, in connection with our acquisition of Ironwood, an apartment community in New Hope, Minnesota, we acquired a tax increment financing note receivable (“TIF”) with a principal balance of $6.6 million, which appears within Other Assets in our consolidated balance sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.
In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. The construction and mezzanine loans bear interest at 4.5% and 11.5%, respectively. As of December 31, 2020 and 2019, we had funded $24.7 million and $6.2 million, respectively, of the construction loan, which appears within mortgages receivable in our consolidated balance sheets. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the VIE as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
In August 2017, we sold 13 apartment communities in exchange for cash and an $11.0 million note secured by a mortgage on the assets. As of December 31, 2020, the note was paid in full. As of December 31, 2019 the remaining balance on the mortgage was $10.0 million. The note had an interest rate of 5.5%. Monthly payments were interest-only, with the principal balance payable at maturity. We received and recognized approximately $279,000, $570,000, $448,000, and $372,000 of interest income during the years ended December 31, 2020 and 2019, the transition period ended December 31, 2019, and the fiscal year ended April 30, 2018, respectively.
In July 2017, we originated a $16.2 million loan in a multifamily development located in New Hope, Minnesota, a Minneapolis suburb. We funded an additional $341,000 upon satisfaction of certain conditions set forth in the loan agreement. The note had an interest rate of 6%. During the year ended December 31, 2020, we executed the purchase option for the apartment community (refer to Note 9 for details on acquisition). The note was paid in full as part of our acquisition of this apartment community.
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income (loss) on the consolidated statements of operations. As of December 31, 2020, we had no marketable securities. As of December 31, 2019, the cost basis of marketable securities was $6.9 million, the gross unrealized gain was $113,000, and the carrying value was $7.1 million. During the year ended December 31, 2020, we had a realized loss of $3.4 million arising from the disposal of such securities.
GAIN ON LITIGATION SETTLEMENT
During the year ended December 31, 2019, we recorded a gain on litigation settlement of $6.6 million from the settlement on a construction defect claim. The gain consisted of $5.2 million of cash received and $1.4 million of liabilities waived under the terms of the settlement.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. We have issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under our 2015 Incentive Plan and Series D Convertible Preferred Units (“Series D preferred units”), which could have a dilutive effect on our earnings per share upon exercise of the RSUs, ISOs, or upon conversion of the Series D preferred units (refer to Note 4 for further discussion of the preferred units). Other than the issuance of RSUs, ISOs, and Series D preferred units, we have no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in our sole discretion, we may issue common shares in exchange for Units on a one-for-one-basis.
For the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018, performance-based restricted stock awards of 26,994, 37,822, and 25,300 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common shares for the periods presented and, therefore, were anti-dilutive. Refer to Note 16 - Share-Based Compensation for discussion of the terms for these awards.
For the year ended December 31, 2020, Series D preferred units of 228,000 and time-based RSUs of 13,000 were excluded from the calculation of diluted earnings per shares because they were anti-dilutive because including these items would have improved earnings per share.
For the year ended December 31, 2020, weighted average stock options of 86,000 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of common shares for the period and were, therefore, anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018:

	(in thousands, except per share data)
	Year Ended December 31,		Period Ended	Fiscal Year Ended
	2020	2019	December 31, 2018	April 30, 2018
NUMERATOR
Income (loss) from continuing operations – controlling interests	$4,441	$78,669	$(4,908)	$(30,266)
Income (loss) from discontinued operations – controlling interests	—	—	510	147,054
Net income (loss) attributable to controlling interests	4,441	78,669	(4,398)	116,788
Dividends to preferred shareholders	(6,528)	(6,821)	(4,547)	(8,569)
Redemption of preferred shares	297	—	—	(3,657)
Numerator for basic earnings per share – net income (loss) available to common shareholders	(1,790)	71,848	(8,945)	104,562
Noncontrolling interests – Operating Partnership	(212)	6,752	(1,032)	12,702
Dividends to preferred unitholders	640	537	—	—
Numerator for diluted earnings (loss) per share	$(1,362)	$79,137	$(9,977)	$117,264
DENOMINATOR
Denominator for basic earnings per share weighted average shares	12,564	11,744	11,937	11,998
Effect of redeemable operating partnership units	1,030	1,237	1,387	1,462
Effect of Series D preferred units	—	193	—	—
Effect of diluted restricted stock awards and restricted stock units	—	8	—	—
Denominator for diluted earnings per share	13,594	13,182	13,324	13,460

Earnings (loss) per common share from continuing operations – basic	$(0.15)	$6.06	$(0.79)	$(3.54)
Earnings (loss) per common share from discontinued operations – basic	—	—	0.04	12.25
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.15)	$6.06	$(0.75)	$8.71

Earnings (loss) per common share from continuing operations – diluted	$(0.15)	$6.00	$(0.79)	$(3.54)
Earnings (loss) per common share from discontinued operations – diluted	—	—	0.04	12.25
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.15)	$6.00	$(0.75)	$8.71

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 1.0 million Units at December 31, 2020 and 1.1 million Units at December 31, 2019.
Exchange Rights.  Pursuant to the exercise of Exchange Rights, we redeemed Units for cash during the years ended December 31, 2020 and 2019 as detailed in the table below.

	(in thousands, except per Unit amounts)
	Number of	Aggregate	Average Price
	Units	Cost	Per Unit
Year Ended December 31, 2020	1	$50	$70.10
Year Ended December 31, 2019	136	$8,142	$60.02

We also redeemed Units in exchange for common shares during the years ended December 31, 2020 and 2019 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year Ended December 31, 2020	81	$(1,750)
Year Ended December 31, 2019	174	$7,823
Common Shares and Equity Awards. Common shares outstanding on December 31, 2020 and 2019, totaled 13.0 million and 12.1 million, respectively. During the years ended December 31, 2020 and 2019, we issued approximately 21,000 and 18,000 common shares, respectively, with a total grant-date value of $1.0 million and $1.1 million, respectively, under our 2015 Incentive Plan, as share-based compensation for employees and trustees. During the years ended December 31, 2020 and 2019, approximately 2,400 and 3,300 common shares were forfeited under the 2015 Incentive Plan, respectively.
Equity Distribution Agreement. In November 2019, we entered into an equity distribution agreement in connection with an at-the-market offering ("2019 ATM Program") through which we may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions, community renovations, and the repayment of indebtedness. As of December 31, 2020, we had common shares having an aggregate offering price of up to $68.5 million remaining available under the 2019 ATM Program.
The table below provides details on the sale of common shares during the years ended December 31, 2020 and 2019.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2020	829	$59,187	$71.39
Year ended December 31, 2019	308	$22,019	$72.29
(1)Total consideration is net of $901,000 and $310,000 in commissions for the years ended December 31, 2020 and 2019, respectively.
Share Repurchase Program. On December 7, 2016, our Board of Trustees authorized a share repurchase program to repurchase up to $50 million of our common shares over a one year period. This program was reauthorized for two additional one year periods. On December 5, 2019, our Board of Trustees terminated this share repurchase program and authorized a new share purchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this new repurchase program, we could repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. This program expired on December 5, 2020. Shares repurchased during the years ended December 31, 2020 and 2019 are detailed in the table below.

	(in thousands, except per share amounts)
	Number of Common Shares	Number of Preferred Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2020	—	237	$5,629	$23.75
Year ended December 31, 2019(2)	329	—	$18,023	$54.69
(1)Amount includes commissions.
(2)Repurchases during the year were under the prior repurchase program.
Issuance of Series C Preferred Shares. In the fiscal year ended April 30, 2018, we issued 4.1 million shares of our 6.625% Series C Cumulative Redeemable Preferred Shares ("Series C preferred shares"). As of December 31, 2020 and 2019, we had 3.9 million and 4.1 million Series C preferred shares outstanding, respectively. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million and $103.0 million liquidation preference in the aggregate, as of December 31, 2020 and 2019, respectively).
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
Redeemable Noncontrolling Interests (Mezzanine Equity). Redeemable noncontrolling interests on our consolidated balance sheets represent the noncontrolling interest in a joint venture in which our unaffiliated partner, at its election, could require us to buy its interest at a purchase price to be determined by an appraisal conducted in accordance with the terms of the agreement, or at a negotiated price. Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period. Changes in the value from period to period are charged to common shares on our consolidated balance sheets. During the year ended December 31, 2019, we acquired the remaining 34.5% noncontrolling interests in the real estate partnership that owns Commons and Landing at Southgate for $1.3 million. Activity of the redeemable noncontrolling interests is detailed in the table below.

(in thousands)
Year ended December 31,
2019
Balance at beginning of fiscal year	$5,968
Contributions	—
Net (loss) income	(174)
Acquisition of redeemable noncontrolling interests	(5,794)
Balance at close of fiscal year	$—
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
During the year ended December 31, 2020, we acquired the 47.4% noncontrolling interests in the real estate partnership that owns 71 France for $12.2 million.
Our noncontrolling interests – consolidated real estate entities at December 31, 2020 and 2019 were as follows:

	(in thousands)
	December 31, 2020	December 31, 2019
IRET - 71 France, LLC	$—	$4,817
IRET - Cypress Court Apartments, LLC	686	748
Noncontrolling interests – consolidated real estate entities	$686	$5,565

NOTE 6 • DEBT
As of December 31, 2020, 47 of our apartment communities were not encumbered by mortgages, with 34 of those apartment communities providing credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in the unencumbered asset pool (“UAP”). As of December 31, 2020, we had additional borrowing availability of $97.1 million beyond the $152.9 million drawn, including the balance on our operating line of credit (discussed below), priced at an interest rate of 2.85%, including the impact of our interest rate swap. This credit facility matures on August 31, 2022, with one 12-month option to extend the maturity date at our election. At December 31, 2019, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $50.1 million was drawn on the line.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the consolidated balance sheets, which mature on January 15, 2024 and August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on the lender's base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 135-190 basis points based on our consolidated leverage. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of December 31, 2020.
We have a private shelf agreement for the issuance of up to $150.0 million of unsecured senior promissory notes (“unsecured senior notes”). Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually. We have $25.0 million remaining available under the private shelf agreement.
As of December 31, 2020, we owned 20 apartment communities that served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.47% to 5.73%, and the mortgage loans have varying maturity dates from June 1, 2021, through September 1, 2031. As of December 31, 2020, we believe there are no material defaults or instances of material noncompliance in regards to any of these mortgage loans.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line has a one-year term, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes our indebtedness:

	(in thousands)
	December 31, 2020	December 31, 2019	Weighted Average Maturity in Years
Lines of credit	$152,871	$50,079	1.62
Term loans(1)	145,000	145,000	3.88
Unsecured senior notes(1)	125,000	125,000	8.33
Unsecured debt	422,871	320,079	4.38
Mortgages payable - fixed	298,445	331,376	5.23
Total debt	$721,316	$651,455	4.73

Annual Weighted Average Interest Rates
Lines of credit (rate with swap)	2.85%	3.81%
Term loans (rate with swaps)	4.15%	4.11%
Unsecured senior notes	3.78%	3.78%
Mortgages payable	3.93%	4.02%
Total debt	3.62%	3.97%
(1)Included within notes payable on our consolidated balance sheets.

The aggregate amount of required future principal payments on mortgages payable and notes payable as of December 31, 2020 is as follows:

(in thousands)
2021	$25,665
2022	37,219
2023	45,068
2024	3,777
2025	102,505
Thereafter	354,211
Total payments	$568,445
NOTE 7 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable rate interest on our term loans and a portion of our primary line of credit. The interest rate swap contracts qualify as cash flow hedges.
The ineffective portion of a hedging instrument is not recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swap will be reclassified to interest expense as interest payments are made on our term loan and line of credit. During the next 12 months, we estimate an additional $4.4 million will be reclassified as an increase to interest expense.
At December 31, 2020, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023 with a notional amount of $70.0 million.
The fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of December 31, 2020 and 2019 is detailed below.

		(in thousands)
		December 31, 2020	December 31, 2019
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated at hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$15,905	$7,607
The effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2020, December 31, 2019, December 31, 2018, and April 30, 2018 is detailed below.

	(in thousands)
	Gain (Loss) Recognized in OCI				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,		Transition Period Ended December 31,	Fiscal Year Ended April 30,		Year Ended December 31,		Transition Period Ended December 31,	Fiscal Year Ended April 30,
	2020	2019	2018	2018		2020	2019	2018	2018
Total derivatives in cash flow hedging relationships - interest rate swaps	$(11,068)	$(7,040)	$(2,794)	$1,627	Interest expense	$(2,770)	$(289)	$(159)	$(152)
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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Mortgages and notes receivable	$30,994	$—	$—	$30,994
Liabilities
Derivative instruments - interest rate swaps	$15,905	$—	$—	$15,905

December 31, 2019
Liabilities
Derivative instruments - interest rate swaps	$7,607	$—	$—	$7,607
The fair value of our interest rate swaps is determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We consider both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement.
Effective January 1, 2020, we elected the fair value option for our mortgage loans receivable and notes receivable, as allowed under ASU 2019-05 which provided transition relief upon adoption of ASU 2016-13, "Financial Instruments - Credit Losses." We utilize an income approach with level 3 inputs based on expected future cash flows to value these instruments. The inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to 5.00%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in fair value of these receivables from period to period are reported in interest and other income on our consolidated statements of operations.

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2020	$30,994	$12	$1,442	$1,454

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets measured at fair value on a nonrecurring basis at December 31, 2020 and 2019.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable and unsecured senior notes is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).

The estimated fair values of our financial instruments as of December 31, 2020 and 2019 are as follows:

	(in thousands)
	December 31, 2020		December 31, 2019
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$392	$392	$26,579	$26,579
Restricted cash	6,918	6,918	19,538	19,538
Mortgage and note receivables(1)	—	—	32,810	32,810
FINANCIAL LIABILITIES
Revolving lines of credit(2)	152,871	152,871	50,079	50,079
Term loans(2)	145,000	145,000	145,000	145,000
Unsecured senior notes	125,000	133,181	125,000	126,816
Mortgages payable	298,445	308,855	331,376	332,471
(1)As of January 1, 2020, we elected the fair value option, as allowed under ASU 2019-05. Fair value for these instruments is discussed within the Fair Value Measurements on a Recurring Basis section above.
(2)Excluding the effect of the interest rate swap agreement.
NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $191.0 million and $171.4 million of new real estate during the years ended December 31, 2020 and 2019, respectively. Our acquisitions during the years ended December 31, 2020 and 2019 are detailed below.
Year Ended December 31, 2020

		(in thousands)
		Total	Form of Consideration		Investment Allocation
	Date	Acquisition					Intangible
Acquisitions	Acquired	Cost	Cash	Other(1)	Land	Building	Assets	Other(2)
182 homes - Ironwood Apartments - New Hope, MN	March 5, 2020	$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405
465 homes - Parkhouse Apartments - Thornton, CO	September 22, 2020	144,750	144,750	—	10,474	132,105	2,171	—

Total Acquisitions		$191,013	$173,350	$17,663	$12,639	$168,974	$2,995	$6,405
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
(2)Acquired for use as our Minot corporate office building after renovations have been completed.
(3)Investment allocation excludes a $425 acquisition credit related to retail space lease-up.

DISPOSITIONS
During the year ended December 31, 2020, we continued our portfolio transformation by disposing of four apartment communities, one commercial property and one parcel of unimproved land for a total sales price of $44.3 million. The dispositions for the years ended December 31, 2020 and 2019 are detailed below.
Year Ended December 31, 2020

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
We determined that our strategic decision to exit our healthcare segment met the criteria for discontinued operations, and we consequently classified 27 property dispositions as discontinued operations during the fiscal year ended April 30, 2018. We classified no dispositions as discontinued operations during the years ended December 31, 2020 and 2019, and the transition period ended December 31, 2018. We had no gains or losses from the sale of properties classified as discontinued operations for the years ended December 31, 2020 and 2019. The following information shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the transition period ended December 31, 2018 and the fiscal year ended April 30, 2018.

	(in thousands)
	Transition Period Ended	Fiscal Year Ended
	December 31, 2018	April 30, 2018
REVENUE
Real estate rentals	$—	$19,744
Tenant reimbursement	—	11,650
TOTAL REVENUE	—	31,394
EXPENSES
Property operating expenses, excluding real estate taxes	—	6,350
Real estate taxes	—	5,191
Property management expense	—	206
Depreciation and amortization	—	8,445
TOTAL EXPENSES	—	20,192
Operating income (loss)	—	11,202
Interest expense(1)	—	(4,172)
Gain (loss) on extinguishment of debt(1)	—	(6,508)
Interest income	—	661
Other income	—	73
Income (loss) from discontinued operations before gain on sale	—	1,256
Gain (loss) on sale of discontinued operations	570	163,567
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$570	$164,823
Segment Data
All other	$570	$164,823
Total	$570	$164,823

	(in thousands)
	Transition Period Ended	Fiscal Year Ended
	December 31, 2018	April 30, 2018
Property Sale Data
Sales price	$—	$437,652
Net book value and sales costs	—	(274,085)
Gain on sale of discontinued operations	$—	$163,567

As of December 31, 2020 and 2019, we had no assets or liabilities classified as held for sale.
NOTE 11 • SEGMENTS
We operate in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance. We do not group our operations based on geography, size, or type. Our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, our apartment communities are aggregated into a single reportable segment. “All other” is composed of non-multifamily properties, non-multifamily components of mixed use properties, and properties disposed or designated as held for sale.
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

The following tables present NOI for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018 from our reportable segment and reconcile net operating income to net income as reported in the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	(in thousands)
Year ended December 31, 2020	Multifamily	All Other	Total
Revenue	$171,231	$6,763	$177,994
Property operating expenses, including real estate taxes	70,044	3,114	73,158
Net operating income	$101,187	$3,649	$104,836
Property management expenses			(5,801)
Casualty loss			(1,662)
Depreciation and amortization			(75,593)
General and administrative expenses			(13,440)
Interest expense			(27,525)
Loss on debt extinguishment			(23)
Interest and other income (loss)			(1,552)
Income (loss) before gain (loss) on sale of real estate and other investments			(20,760)
Gain (loss) on sale of real estate and other investments			25,503
Net income (loss)			$4,743

	(in thousands)
Year ended December 31, 2019	Multifamily	All Other	Total
Revenue	$155,635	$30,120	$185,755
Property operating expenses, including real estate taxes	63,909	14,406	78,315
Net operating income	$91,726	$15,714	$107,440
Property management expenses			(6,186)
Casualty loss			(1,116)
Depreciation and amortization			(74,271)
General and administrative expenses			(14,450)
Interest expense			(30,537)
Loss on debt extinguishment			(2,360)
Interest and other income			2,092
Income (loss) before gain on sale of real estate and other investments and gain (loss) on litigation settlement			(19,388)
Gain (loss) on sale of real estate and other investments			97,624
Gain (loss) on litigation settlement			6,586
Net income (loss)			$84,822

	(in thousands)
Transition period ended December 31, 2018	Multifamily	All Other	Total
Revenue	$96,234	$25,637	$121,871
Property operating expenses, including real estate taxes	39,360	11,359	50,719
Net operating income	$56,874	$14,278	$71,152
Property management expenses			(3,663)
Casualty loss			(915)
Depreciation and amortization			(50,456)
Impairment of real estate investments			(1,221)
General and administrative expenses			(9,812)
Interest expense			(21,359)
Loss on debt extinguishment			(556)
Interest and other income			1,233
Income (loss) before gain on sale of real estate and other investments			(15,597)
Gain (loss) on sale of real estate and other investments			9,707
Income (loss) from continuing operations			(5,890)
Income (loss) from discontinued operations			570
Net income (loss)			$(5,320)

	(in thousands)
Fiscal Year ended April 30, 2018	Multifamily (1)	All Other (1)	Total
Revenue	$159,983	$9,762	$169,745
Property operating expenses, including real estate taxes	70,460	2,574	73,034
Net operating income	$89,523	$7,188	$96,711
Property management expenses			(5,526)
Casualty loss			(500)
Depreciation and amortization			(82,070)
Impairment of real estate investments			(18,065)
General and administrative expenses			(14,203)
Acquisition and investment related costs			(51)
Interest expense			(34,178)
Loss on debt extinguishment			(940)
Interest and other income			1,508
Income (loss) before loss on sale of real estate and other investments and income (loss) from discontinued operations			(57,314)
Gain (loss) on sale of real estate and other investments			20,120
Income (loss) from continuing operations			(37,194)
Income (loss) from discontinued operations			164,823
Net income (loss)			$127,629
(1)Revenue, property operating expenses, including real estate taxes, and net operating income for the year ended April 30, 2018 have not been updated for properties sold during the years ended December 31, 2020 and 2019.

Segment Assets and Accumulated Depreciation

	(in thousands)
As of December 31, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,779,378	$33,179	$1,812,557
Less accumulated depreciation	(387,989)	(11,260)	(399,249)
Total property owned	$1,391,389	$21,919	$1,413,308
Cash and cash equivalents			392
Restricted cash			6,918
Other assets			18,904
Mortgage loans receivable			24,661
Total Assets			$1,464,183

	(in thousands)
As of December 31, 2019	Multifamily	All Other	Total
Segment assets
Property owned	$1,572,529	$70,549	$1,643,078
Less accumulated depreciation	(319,318)	(29,804)	(349,122)
Total property owned	$1,253,211	$40,745	$1,293,956
Cash and cash equivalents			26,579
Restricted cash			19,538
Other assets			34,829
Unimproved land			1,376
Mortgage loans receivable			16,140
Total Assets			$1,392,418
NOTE 12 • RETIREMENT PLANS
We sponsor a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. We currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. 401(k) matching contributions are fully vested when made. We recognized expense of approximately $875,000, $738,000, $476,000, and $838,000 in the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, respectively.

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
Restrictions on Taxable Dispositions. Twenty of our apartment communities, consisting of approximately 4,032 homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. Where we deem it to be in our shareholders’ best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or acquiring the Units for our common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2020 and 2019, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for our common shares, was approximately $69.0 million and $76.6 million, respectively.

NOTE 15 • QUARTERLY RESULTS OF CONSOLIDATED OPERATIONS (unaudited)

	(in thousands, except per share data)
QUARTER ENDED	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues	$44,406	$43,910	$44,138	$45,540
Net income (loss) attributable to controlling interests	$(7,007)	$(3,803)	$19,629	$(4,378)
Net income (loss) available to common shareholders	$(8,439)	$(5,387)	$18,021	$(5,985)
Net income (loss) per common share - basic	$(0.69)	$(0.44)	$1.40	$(0.46)
Net income (loss) per common share - diluted	$(0.67)	$(0.44)	$1.38	$(0.46)

	(in thousands, except per share data)
QUARTER ENDED	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$45,608	$46,934	$47,436	$45,777
Net income (loss) attributable to controlling interests	$(4,698)	$3,113	$31,596	$48,658
Net income (loss) available to common shareholders	$(6,403)	$1,407	$29,891	$46,953
Net income (loss) per common share - basic	$(0.54)	$0.11	$2.57	$3.95
Net income (loss) per common share - diluted	$(0.54)	$0.11	$2.54	$3.89
The above financial information is unaudited. In the opinion of management, all adjustments (which are of a normal recurring nature) have been included for a fair presentation.
NOTE 16 • SHARE BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 19, 2020 which allows for awards in the form of cash, unrestricted, and restricted common shares, stock options, stock appreciation rights, and restricted stock units ("RSUs") up to an aggregate of 425,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Through December 31, 2020, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. We account for forfeitures of restricted and unrestricted common shares and RSUs when they occur instead of estimating the forfeitures.
Year Ended December 31, 2020 LTIP Awards
Awards granted to trustees on May 19, 2020 consisted of 8,272 RSUs, which vest on May 19, 2021. All of these awards are classified as equity awards. We recognize compensation expense associated with the time-based awards ratably over the requisite service period. The fair value of share awards at grant date for non-employee trustees was approximately $533,000, $505,000, $348,000, and $389,000 for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, respectively.
Awards granted to employees on March 13, 2020, consist of an aggregate of 8,806 time-based RSU awards. The time-based RSUs vest as to one-third of the shares on each of March 13, 2021, March 13, 2022, and March 13, 2023. Awards granted to employees on August 12, 2020 consist of 480 time-based RSUs, which vest on August 12, 2021. Awards granted to employees on November 19, 2020 and November 30, 2020 consist of 281 and 142 time-based RSUs, respectively. These awards vest as to 50% on each the first and second anniversary of the grant date. These awards are classified as equity awards.
Awards granted to employees on May 21, 2020, consist of 141,000 stock options which vest as to 25% on each of May 21, 2021, January 1, 2022, January 1, 2023 and January 1, 2024 and expire 10 years after grant date. The fair value of stock options was $7.255 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$66.36
Risk-free rate	0.978%
Expected term	6.25 years
Expected volatility	21.08%
Dividend Yield	3.974%

Share-Based Compensation Expense
Total share-based compensation expense recognized in the consolidated financial statements for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,		Transition Period Ended	Fiscal Year Ended April 30,
	2020	2019	December 31, 2018	2018
Share based compensation expense	$2,106	$1,905	$845	$1,587

Restricted Share Awards
The total fair value of time-based share grants vested during the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018 was $136,000, $310,000, $147,000, and $1.1 million, respectively.
The activity for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, related to our restricted share awards was as follows:

	Awards with Service Conditions
		Wtd Avg Grant-
	Shares	Date Fair Value
Unvested at April 30, 2017	19,511
Granted	9,136	$57.55
Vested	(18,545)	$59.89
Forfeited	(202)	$62.40
Unvested at April 30, 2018	9,900
Granted	—
Vested	(2,709)	$63.21
Forfeited	—
Unvested at December 31, 2018	7,191
Granted	—
Vested	(4,999)	$61.06
Forfeited	—
Unvested at December 31, 2019	2,192	59.20
Granted	—
Vested	(2,192)	$59.20
Forfeited	—
Unvested at December 31, 2020	—

Restricted Stock Units
During the year ended December 31, 2020, we issued 9,709 time-based RSUs to employees and 8,272 to trustees. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the year ended December 31, 2020 was $1,227,000. The total compensation cost related to non-vested time-based RSUs not yet recognized is $644,000, which we expect to recognize over a weighted average period of 1.4 years.
The unamortized value of awards and RSUs with market conditions as of December 31, 2020, December 31, 2019, December 31, 2018, and April 30 2018, was approximately $487,000, $1.3 million, $1.1 million, and $448,000 respectively.
The activity for the years ended December 31, 2020 and 2019, the transition period ended December 31, 2018, and the fiscal year ended April 30, 2018, related to our RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at April 30, 2017	—	—	—	—
Granted	6,994	$60.54	11,538	$70.90
Vested	(207)	$50.30	—	—
Forfeited	—	—	—	—
Unvested at April 30, 2018	6,787	$60.85	11,538	$70.90
Granted	14,878	$53.60	15,461	$57.70
Vested	(2,943)	$60.83	—	—
Forfeited	(462)	$53.60	(1,680)	$70.90
Unvested at December 31, 2018	18,260	$55.13	25,319	$62.84
Granted	16,084	$59.76	12,978	$79.49
Vested	(11,633)	$55.35	—	—
Forfeited	(365)	$51.73	(475)	$57.70
Unvested at December 31, 2019	22,346	$58.41	37,822	$68.62
Granted	17,981	$68.25	—	$—
Vested	(14,991)	$59.10	(13,357)	$74.68
Change in awards(1)	—	—	4,436	—
Forfeited	(508)	$62.99	(1,907)	$63.92
Unvested at December 31, 2020	24,828	$65.03	26,994	$67.87
(1)Represents the change in the number of restricted stock units earned at the end of the measurement period.
Stock Options
During the year ended December 31, 2020, we issued 141,000 stock options to employees. The stock options vest over a four-year period. The fair value of the stock options granted during the year ended December 31, 2020 was $7.255 per share. The total compensation costs related to non-vested stock options not yet recognized is $629,000, which we expect to recognize over a weighted average period of 3.0 years.
The stock option activity for the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Granted	141,000	$66.36
Exercised	—	—
Forfeited	(1,952)	$66.36
Outstanding at end of year	139,048	$66.36
Exercisable at end of year	—	—
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2020, stock options outstanding had an aggregate intrinsic value of $595,000 with a weighted average remaining contractual term of 9.39 years.
NOTE 17 • SUBSEQUENT EVENTS
On January 6, 2021, we acquired Union Pointe Apartment Homes, a 256 home apartment community located in Longmont, Colorado, for an aggregate purchase price of $76.9 million.
On January 6, 2021, we also issued $50.0 million of 2.7% unsecured Series C notes due on June 6, 2030. In concert with the issuance, we amended and expanded our Note Purchase Private Shelf Agreement (the “Agreement”) with Prudential to increase the aggregate amount available under the agreement from $150.0 million to $225.0 million. After the close of the Series C Notes, we have $175.0 million outstanding with an additional $50.0 million of capacity remaining under the Agreement.

CENTERSPACE AND SUBSIDIARIES
December 31, 2020
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Same-Store
71 France - Edina, MN	$53,324	$4,721	$61,762	$446	$4,801	$62,128	$66,929	$(14,312)	2016	30-37	years
Alps Park - Rapid City, SD	—	287	5,551	425	336	5,927	6,263	(1,589)	2013	30-37	years
Arcata - Golden Valley, MN	—	2,088	31,036	356	2,128	31,352	33,480	(8,600)	2015	30-37	years
Ashland - Grand Forks, ND	4,866	741	7,569	346	823	7,833	8,656	(2,323)	2012	30-37	years
Avalon Cove - Rochester, MN	—	1,616	34,074	646	1,808	34,528	36,336	(5,927)	2016	30-37	years
Boulder Court - Eagan, MN	—	1,067	5,498	3,305	1,576	8,294	9,870	(4,429)	2003	30-37	years
Canyon Lake - Rapid City, SD	2,508	305	3,958	2,266	420	6,109	6,529	(3,208)	2001	30-37	years
Cardinal Point - Grand Forks, ND	—	1,600	33,400	288	1,727	33,561	35,288	(2,971)	2013	30-37	years
Cascade Shores - Rochester, MN	11,400	1,585	16,710	149	1,587	16,857	18,444	(2,967)	2016	30-37	years
Castlerock - Billings, MT	—	736	4,864	2,538	1,045	7,093	8,138	(4,549)	1998	30-37	years
Chateau - Minot, ND	—	301	20,058	1,094	326	21,127	21,453	(6,119)	2013	30-37	years
Cimarron Hills - Omaha, NE	8,700	706	9,588	5,214	1,639	13,869	15,508	(7,858)	2001	30-37	years
Colonial Villa - Burnsville, MN	—	2,401	11,515	15,595	3,206	26,305	29,511	(12,940)	2003	30-37	years
Colony - Lincoln, NE	11,610	1,515	15,730	3,131	1,817	18,559	20,376	(5,412)	2012	30-37	years
Commons and Landing at Southgate - Minot, ND	—	5,945	47,512	2,059	6,424	49,092	55,516	(14,012)	2015	30-37	years
Cottonwood - Bismarck, ND	—	1,056	17,372	6,053	1,962	22,519	24,481	(12,455)	1997	30-37	years
Country Meadows - Billings, MT	—	491	7,809	1,845	599	9,546	10,145	(5,858)	1995	30-37	years
Crystal Bay - Rochester, MN	—	433	11,425	360	479	11,739	12,218	(1,984)	2016	30-37	years
Cypress Court - St. Cloud, MN	11,641	1,583	18,879	474	1,625	19,311	20,936	(5,409)	2012	30-37	years
Deer Ridge - Jamestown, ND	—	711	24,129	322	785	24,377	25,162	(6,224)	2013	30-37	years
Dylan - Denver, CO	—	12,155	77,215	1,030	12,241	78,159	90,400	(8,205)	2018	30	years
Evergreen - Isanti, MN	—	1,129	5,524	569	1,159	6,063	7,222	(2,041)	2008	30-37	years
French Creek - Rochester, MN	—	201	4,735	256	212	4,980	5,192	(809)	2016	30-37	years
Gardens - Grand Forks, ND	—	518	8,702	132	535	8,817	9,352	(1,759)	2015	30-37	years
Grand Gateway - St. Cloud, MN	—	814	7,086	2,064	970	8,994	9,964	(3,480)	2012	30-37	years
GrandeVille at Cascade Lake - Rochester, MN	36,000	5,003	50,363	2,089	5,188	52,267	57,455	(10,304)	2015	30-37	years
Greenfield - Omaha, NE	—	578	4,122	2,652	876	6,476	7,352	(2,425)	2007	30-37	years
Heritage Manor - Rochester, MN	—	403	6,968	3,741	790	10,322	11,112	(6,243)	1998	30-37	years
Homestead Garden - Rapid City, SD	—	655	14,139	540	792	14,542	15,334	(3,427)	2015	30-37	years
Lakeside Village - Lincoln, NE	11,489	1,215	15,837	1,850	1,476	17,426	18,902	(5,230)	2012	30-37	years
Legacy - Grand Forks, ND	13,072	1,362	21,727	11,044	2,474	31,659	34,133	(18,730)	1995-2005	30-37	years
Legacy Heights - Bismarck, ND	—	1,207	13,742	257	1,142	14,064	15,206	(2,604)	2015	30-37	years
Meadows - Jamestown, ND	—	590	4,519	2,087	730	6,466	7,196	(3,788)	1998	30-37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	376	1,951	30,295	32,246	(5,407)	2017	30-37	years
Monticello Village - Monticello, MN	—	490	3,756	1,234	655	4,825	5,480	(2,434)	2004	30-37	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2020
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Northridge - Bismarck, ND	$—	$884	$7,515	$278	$1,048	$7,629	$8,677	$(1,641)	2015	30-37	years
Olympic Village - Billings, MT	—	1,164	10,441	4,175	1,885	13,895	15,780	(8,287)	2000	30-37	years
Olympik Village - Rochester, MN	—	1,034	6,109	3,459	1,450	9,152	10,602	(4,136)	2005	30-37	years
Oxbo - St Paul, MN	—	5,809	51,586	214	5,822	51,787	57,609	(7,107)	2018	30	years
Park Meadows - Waite Park, MN	—	1,143	9,099	10,277	2,140	18,379	20,519	(12,605)	1997	30-37	years
Park Place - Plymouth, MN	—	10,609	80,781	10,433	10,819	91,004	101,823	(11,303)	2018	30	years
Plaza - Minot, ND	—	867	12,784	3,128	1,011	15,768	16,779	(5,734)	2009	30-37	years
Pointe West - Rapid City, SD	—	240	3,538	2,185	463	5,500	5,963	(3,865)	1994	30-37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	510	419	5,050	5,469	(1,539)	2012	30-37	years
Quarry Ridge - Rochester, MN	24,057	2,254	30,024	2,356	2,412	32,222	34,634	(10,969)	2006	30-37	years
Red 20 - Minneapolis, MN	21,274	1,900	24,116	397	1,908	24,505	26,413	(6,829)	2015	30-37	years
Regency Park Estates - St. Cloud, MN	7,400	702	10,198	3,337	1,179	13,058	14,237	(4,394)	2011	30-37	years
Rimrock West - Billings, MT	—	330	3,489	2,157	568	5,408	5,976	(3,250)	1999	30-37	years
River Ridge - Bismarck, ND	—	576	24,670	1,092	922	25,416	26,338	(8,025)	2008	30-37	years
Rocky Meadows - Billings, MT	—	656	5,726	1,745	840	7,287	8,127	(4,687)	1995	30-37	years
Rum River - Isanti, MN	3,041	843	4,823	544	870	5,340	6,210	(2,162)	2007	30-37	years
Silver Springs - Rapid City, SD	1,997	215	3,007	890	273	3,839	4,112	(958)	2015	30-37	years
South Pointe - Minot, ND	—	550	9,548	5,990	1,489	14,599	16,088	(10,311)	1995	30-37	years
Southpoint - Grand Forks, ND	—	576	9,893	236	663	10,042	10,705	(2,293)	2013	30-37	years
Sunset Trail - Rochester, MN	—	336	12,814	3,560	826	15,884	16,710	(9,024)	1999	30-37	years
Thomasbrook - Lincoln, NE	13,100	600	10,306	5,686	1,710	14,882	16,592	(8,563)	1999	30-37	years
Village Green - Rochester, MN	—	234	2,296	1,083	361	3,252	3,613	(1,682)	2003	30-37	years
West Stonehill - Waite Park, MN	16,425	939	10,167	8,171	1,912	17,365	19,277	(12,060)	1995	30-37	years
Westend - Denver, CO	—	25,525	102,180	605	25,532	102,778	128,310	(9,952)	2018	30	years
Whispering Ridge - Omaha, NE	19,664	2,139	25,424	2,992	2,551	28,004	30,555	(7,850)	2012	30-37	years
Winchester - Rochester, MN	—	748	5,622	3,040	1,112	8,298	9,410	(4,418)	2003	30-37	years
Woodridge - Rochester, MN	5,202	370	6,028	5,498	761	11,135	11,896	(6,266)	1997	30-37	years
Total Same-Store	$276,770	$119,580	$1,143,758	$160,871	$137,250	$1,286,959	$1,424,209	$(375,942)

Non-Same-Store
FreightYard Townhomes & Flats - Minneapolis, MN	—	1,889	23,616	877	1,895	24,487	26,382	(1,171)	2019	30	years
Ironwood - Minneapolis, MN	—	2,165	36,874	84	2,167	36,956	39,123	(1,187)	2020	30	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	635	7,679	88,401	96,080	(4,330)	2019	30	years
Parkhouse - Thornton, CO	—	10,474	132,105	228	10,484	132,323	142,807	(1,722)	2020	30	years
SouthFork Townhomes - Lakeville, MN	21,675	3,502	40,153	7,122	3,583	47,194	50,777	(3,638)	2019	30	years
Total Non-Same-Store	$21,675	$25,709	$320,514	$8,946	$25,808	$329,361	$355,169	$(12,048)

Total Multifamily	$298,445	$145,289	$1,464,272	$169,817	$163,058	$1,616,320	$1,779,378	$(387,990)

CENTERSPACE AND SUBSIDIARIES
December 31, 2020
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Other - Mixed Use
71 France - Edina, MN	—	$—	$5,879	$867	$—	$6,746	$6,746	$(1,151)	2016	30-37	years
Lugano at Cherry Creek - Denver, CO	—	—	1,600	206	—	1,806	1,806	(72)	2019	30	years
Oxbo - St Paul, MN	—	—	3,472	54	—	3,526	3,526	(436)	2015	30	years
Plaza - Minot, ND	—	389	5,444	3,845	607	9,071	9,678	(4,305)	2009	30-37	years
Red 20 - Minneapolis, MN	—	—	2,525	419	—	2,944	2,944	(683)	2015	30-37	years
Total Other - Mixed Use	—	$389	$18,920	$5,391	$607	$24,093	$24,700	$(6,647)

Other - Commercial
3100 10th St SW - Minot, ND	—	$246	$1,866	$(1)	$246	$1,865	$2,111	$(103)	2019	30	years
Minot IPS - Minot, ND	—	416	5,952	—	416	5,952	6,368	(4,509)	2012	30-37	years
Total Other - Commercial	—	$662	$7,818	$(1)	$662	$7,817	$8,479	$(4,612)

Total	$298,445	$146,340	$1,491,010	$175,207	$164,327	$1,648,230	$1,812,557	$(399,249)
(1)Amounts in this column are the mortgages payable balance as of December 31, 2020. These amounts do not include amounts owing under the Company's multi-bank line of credit, term loans, or unsecured senior notes.

CENTERSPACE AND SUBSIDIARIES
December 31, 2020 and 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the years ended December 31, 2020 and 2019 are as follows:

	(in thousands)
	Year Ended December 31,
	2020	2019
Balance at beginning of year	$1,643,078	$1,627,636
Additions during year
Multifamily and Other	181,771	168,504
Improvements and Other	27,460	21,868
	1,852,309	1,818,008
Deductions during year
Cost of real estate sold	(38,111)	(171,112)
Other (1)	(1,641)	(3,818)
Balance at close of year	$1,812,557	$1,643,078

Reconciliations of accumulated depreciation/amortization for the years ended December 31, 2020 and 2019 are as follows:

	(in thousands)
	Year Ended December 31,
	2020	2019
Balance at beginning of year	$349,122	$353,871
Additions during year
Provisions for depreciation	72,051	71,787
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(21,440)	(72,758)
Write down of asset and accumulated depreciation on impaired assets	—	—
Other (1)	(484)	(3,778)
Balance at close of year	$399,249	$349,122

CENTERSPACE AND SUBSIDIARIES
December 31, 2020 and 2019
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of unimproved land for the years ended December 31, 2020 and 2019 are as follows:

	(in thousands)
	Year Ended December 31,
	2020	2019
Balance at beginning of year	$1,376	$5,301
Deductions during year
Cost of real estate sold	(1,376)	(3,925)
Balance at close of year	—	1,376

Total real estate investments, excluding mortgage notes receivable (2)	$1,413,308	$1,295,332

(1)Consists of miscellaneous disposed assets.
(2)The net basis, including held for sale properties, for Federal Income Tax purposes was $1.4 billion and $1.3 billion at December 31, 2020 and December 31, 2019, respectively.