Form 10-Q
period 2021-03-31
INVESTORS REAL ESTATE TRUST
filed 2021-05-03
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
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
    The number of common shares of beneficial interest outstanding as of April 26, 2021, was 13,220,205.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	March 31, 2021	December 31, 2020
ASSETS
Real estate investments
Property owned	$1,883,407	$1,812,557
Less accumulated depreciation	(408,014)	(399,249)
	1,475,393	1,413,308
Mortgage loans receivable at fair value	30,107	24,661
Total real estate investments	1,505,500	1,437,969
Cash and cash equivalents	10,816	392
Restricted cash	1,610	6,918
Other assets	18,427	18,904
TOTAL ASSETS	$1,536,353	$1,464,183
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$53,852	$55,609
Revolving lines of credit	181,544	152,871
Notes payable, net of unamortized loan costs of $764 and $754 respectively	319,236	269,246
Mortgages payable, net of unamortized loan costs of $1,292 and $1,371, respectively	293,709	297,074
TOTAL LIABILITIES	$848,341	$774,800
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2021 and December 31, 2020, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at March 31, 2021 and December 31, 2020, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 13,220 shares issued and outstanding at March 31, 2021 and 13,027 shares issued and outstanding at December 31, 2020)	980,453	968,263
Accumulated distributions in excess of net income	(443,409)	(427,681)
Accumulated other comprehensive income (loss)	(12,798)	(15,905)
Total shareholders’ equity	$617,776	$618,207
Noncontrolling interests – Operating Partnership (950 units at March 31, 2021 and 977 units at December 31, 2020)	53,007	53,930
Noncontrolling interests – consolidated real estate entities	669	686
Total equity	$671,452	$672,823
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,536,353	$1,464,183
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2021	2020
REVENUE	$46,648	$44,406
EXPENSES
Property operating expenses, excluding real estate taxes	13,449	13,468
Real estate taxes	5,792	5,465
Property management expense	1,767	1,554
Casualty loss	101	327
Depreciation and amortization	19,992	18,160
General and administrative expenses	3,906	3,428
TOTAL EXPENSES	$45,007	$42,402
Operating income	1,641	2,004
Interest expense	(7,231)	(6,911)
Interest and other income (loss)	431	(2,777)
NET INCOME (LOSS)	$(5,159)	$(7,684)
Dividends to preferred unitholders	(160)	(160)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	469	692
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(17)	145
Net income (loss) attributable to controlling interests	(4,867)	(7,007)
Dividends to preferred shareholders	(1,607)	(1,705)
Discount (premium) on redemption of preferred shares	—	273
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,474)	$(8,439)

BASIC
NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.49)	$(0.69)

DILUTED
NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.49)	$(0.69)
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(5,159)	$(7,684)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	2,011	(9,408)
(Gain) loss on derivative instrument reclassified into earnings	1,095	(345)
Total comprehensive income (loss)	$(2,053)	$(17,437)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	261	1,463
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(17)	145
Comprehensive income (loss) attributable to controlling interests	$(1,809)	$(15,829)

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended March 31, 2020	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONREDEEMABLE NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				(7,007)		(837)	(7,844)
Change in fair value of derivatives					(9,753)		(9,753)
Distributions - common shares and units ($0.70 per share and unit)				(8,515)		(731)	(9,246)
Distributions – Series C preferred shares ($0.414625 per Series C share)				(1,705)			(1,705)
Share-based compensation, net of forfeitures		1	465				465
Sale of common shares, net		50	3,352				3,352
Redemption of units for common shares		14	(930)			930	—
Redemption of units for cash						(14)	(14)
Shares repurchased	(3,410)			273			(3,137)
Acquisition of noncontrolling interests - consolidated real estate entities			(7,584)			(4,637)	(12,221)
Other		—	(50)			(33)	(83)
Balance March 31, 2020	$96,046	12,163	$912,653	$(407,150)	$(17,360)	$55,527	$639,716

Three Months Ended March 31, 2021
Balance December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				(4,867)		(452)	(5,319)
Change in fair value of derivatives					3,107		3,107
Distributions - common shares and units ($0.70 per share and unit)				(9,254)		(665)	(9,919)
Distributions – Series C preferred shares ($0.414625 per Series C share)				(1,607)			(1,607)
Share-based compensation, net of forfeitures		3	810				810
Sale of common shares, net		164	11,782				11,782
Redemption of units for common shares		26	(220)			220	—
Redemption of units for cash						(9)	(9)
Other		—	(182)			(34)	(216)
Balance March 31, 2021	$93,530	13,220	$980,453	$(443,409)	$(12,798)	$53,676	$671,452

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,159)	$(7,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	20,245	18,424
Realized (gain) loss on marketable securities	—	1,227
Unrealized (gain) loss on marketable securities	—	2,326
Share-based compensation expense	810	465
Other, net	836	206
Changes in other assets and liabilities:
Other assets	(533)	(3,602)
Accounts payable and accrued expenses	(1,244)	(5,127)
Net cash provided by (used by) operating activities	$14,955	$6,235
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	—	1,679
Increase in mortgages and notes receivable	(5,445)	(6,956)
Payments for acquisitions of real estate assets	(77,585)	(23,712)
Payments for improvements of real estate assets	(2,165)	(2,841)
Other investing activities	160	(115)
Net cash provided by (used by) investing activities	$(85,035)	$(31,945)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(3,566)	(1,513)
Proceeds from revolving lines of credit	105,716	41,578
Principal payments on revolving lines of credit	(77,044)	(8,656)
Proceeds from notes payable	49,940	—
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	(12,221)
Proceeds from issuance of common shares	11,782	3,352
Repurchase of Series C preferred shares	—	(3,137)
Redemption of partnership units	(9)	(14)
Distributions paid to common shareholders	(9,119)	(8,469)
Distributions paid to preferred shareholders	(1,607)	(1,705)
Distributions paid to preferred unitholders	(160)	(160)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(683)	(741)
Other financing activities	(54)	(39)
Net cash provided by (used by) financing activities	$75,196	$8,275
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,116	(17,435)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,310	46,117
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$12,426	$28,682

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,418	$1,286
Operating partnership units converted to shares	(220)	(930)
Distributions declared but not paid to common shareholders	9,919	9,245
Unrealized gain (loss) on marketable securities	—	(2,326)
Real estate assets acquired through exchange of note receivable	—	17,663
Note receivable exchanged through real estate acquisition	—	(17,663)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,787	$6,481

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
Balance sheet description	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$10,816	$392	$26,338
Restricted cash	1,610	6,918	2,344
Total cash, cash equivalents and restricted cash	$12,426	$7,310	$28,682
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended March 31, 2021 and 2020
NOTE 1 • ORGANIZATION
Investors Real Estate Trust doing business as Centerspace, collectively with our consolidated subsidiaries (“Centerspace,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2021, we owned interests in 68 apartment communities consisting of 12,168 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
We conduct a majority of our business activities through our consolidated operating partnership, Centerspace, LP (f/k/a IRET Properties), a North Dakota limited partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying condensed consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation.
The condensed consolidated financial statements also reflect the Operating Partnership’s ownership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into our operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
SIGNIFICANT RISKS AND UNCERTAINTIES
The COVID-19 pandemic is a source of significant risk and uncertainty that could have an adverse impact on our business. The COVID-19 pandemic has adversely impacted the global economy and financial markets, and multifamily residents and commercial tenants have experienced financial hardship or closures.
The COVID-19 pandemic has not had a material adverse impact on our financial condition, results of operations, and cash flows for the three months ended March 31, 2021; however, we continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and cannot predict the impact it may have on our financial condition, results of operations, and cash flows in the future.
UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim condensed consolidated financial statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 22, 2021.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of March 31, 2021, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
As a lessor, we primarily lease multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.2% of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 1.8% of our total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
Some of our apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms.
Beginning in April 2020, we offered multifamily residents suffering from financial hardship related to the COVID-19 pandemic the option to apply for a rent deferral. We elected to account for these accommodations as enforceable rights and obligations existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020 related to lease modification guidance under ASC 842. The accommodations were recognized as variable lease payments. As of March 31, 2021 and December 31, 2020, approximately $57,000 and $99,600 remained outstanding under the rent deferral agreements offered to multifamily residents, respectively.
We also abated rent, common area maintenance, and real estate taxes for commercial tenants that experienced government-mandated interruptions or closures of their businesses. The accommodations were recognized as variable lease payments, as allowed by the FASB Q&A released on April 10, 2020. During the three months ended March 31, 2021, we recognized a reduction in revenue of $47,000 due to the abatement of amounts due from our commercial tenants.
Many of our leases contain non-lease components for utility reimbursement from our residents and common area maintenance from our commercial tenants. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on our commercial operating leases, excluding any variable lease income and non-lease components, as of March 31, 2021, was as follows:

(in thousands)
2021 (remainder)	$1,650
2022	2,209
2023	2,205
2024	2,194
2025	2,159
Thereafter	2,302
Total scheduled lease income - commercial operating leases	$12,719
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
The following table presents the disaggregation of revenue streams for the three months ended March 31, 2021 and 2020:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2021	2020
Fixed lease income - operating leases	Leases	$43,840	$41,934
Variable lease income - operating leases	Leases	1,969	1,780
Other property revenue	Revenue from contracts with customers	839	692
Total revenue		$46,648	$44,406

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
During the three months ended March 31, 2021 and 2020, we recorded no impairment charges.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In March 2020, in connection with our acquisition of Ironwood, an apartment community in New Hope, Minnesota, we acquired a tax increment financing note receivable (“TIF”) with a principal balance of $6.6 million at March 31, 2021 and December 31, 2020, which appears within other assets in our condensed consolidated balance sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.

In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. In conjunction with the loans, we received a guaranty for the substantial completion of the project improvements from an investment grade guarantor. The construction and mezzanine loans bear interest at 4.5% and 11.5%, respectively. As of March 31, 2021, we had funded the full $29.9 million of the construction loan and $112,000 of the mezzanine loan, which appears within mortgage loans receivable in our condensed consolidated balance sheets. As of December 31, 2020, we had funded $24.7 million of the construction loan. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the variable interest entity (“VIE”) as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
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
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations. As of March 31, 2021 and December 31, 2020 we had no marketable securities. During the three months ended March 31, 2020, we had a realized loss of $1.2 million arising from the disposal of such securities which appears in interest and other income (loss) in the Condensed Consolidated Statements of Operations.
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
Performance-based RSUs of 46,218 and 37,822 for the three months ended March 31, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended March 31, 2021 and 2020, Series D preferred units of 228,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2020 and 2020, time-based RSUs of 19,000 and 16,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended March 31, 2021, weighted average stock options of 43,629 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of common shares for the periods ended and, therefore were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the condensed consolidated financial statements for the three months ended March 31, 2021 and 2020:

	(in thousands, except per share data)
	Three Months Ended March 31,
	2021	2020
NUMERATOR
Net income (loss) attributable to controlling interests	$(4,867)	$(7,007)
Dividends to preferred shareholders	(1,607)	(1,705)
Redemption of preferred shares	—	273
Numerator for basic earnings (loss) per share – net income available to common shareholders	(6,474)	(8,439)
Noncontrolling interests – Operating Partnership	(469)	(692)
Dividends to preferred unitholders	160	160
Numerator for diluted earnings (loss) per share	$(6,783)	$(8,971)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	13,078	12,103
Effect of redeemable operating partnership units	957	1,054
Denominator for diluted earnings per share	14,035	13,157

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.49)	$(0.69)

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.49)	$(0.69)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 950,000 and 977,000 outstanding Units at March 31, 2021 and December 31, 2020, respectively.
Exchange Rights. Pursuant to the exercise of exchange rights, we redeemed Units for cash during the three months ended March 31, 2021 and 2020 as detailed in the table below.

	(in thousands, except per Unit amounts)
Three Months Ended March 31,	Number of Units	Aggregate Cost(1)	Average Price Per Unit
2021	—	$9	$71.55
2020	—	$14	$74.45
(1)The redemption price is determined using the volume weighted average price for the ten trading days prior to the date a unitholder provides notification of their intent to redeem units.
We also redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three months ended March 31, 2021 and 2020 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Net Book Basis
2021	26	$(220)
2020	14	$(930)
Common Shares and Equity Awards. Common shares outstanding on March 31, 2021 and December 31, 2020, totaled 13.2 million and 13.0 million, respectively. There were 2,801 shares issued upon the vesting of equity awards under our 2015 Incentive Plan during the three months ended March 31, 2021, with a total grant-date fair value of $164,000. During the three months ended March 31, 2020, we issued 1,193 shares upon the vesting of equity awards under our 2015 Incentive Plan, with a total grant-date fair value of $125,000. These shares vest based on performance and service criteria.
Equity Distribution Agreement. We have an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which we may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as we determine. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general purposes, which may include the funding of future acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three months ended March 31, 2021 and 2020. As of March 31, 2021, common shares having an aggregate offering price of up to $55.3 million remained available under the 2019 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Total Consideration(1)	Average Price Per Share
2021	164	$11,859	$72.19
2020	50	$3,402	$68.04
(1)Total consideration is net of $181,000 and $52,000 in commissions during the three months ended March 31, 2021 and 2020, respectively, and issuance costs.
Share Repurchase Program. On December 5, 2019, our Board of Trustees terminated the existing share repurchase program and authorized a new share repurchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this repurchase program, we were able to repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. This program expired on December 5, 2020. Series C Preferred Shares repurchased during the three months ended March 31, 2020 are detailed in the table below.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Preferred Shares	Aggregate Cost(1)	Average Price Per Share(1)
2020	136	$3,137	$23.00
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at March 31, 2021 and December 31, 2020. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option after October 2,

2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
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
NOTE 5 • DEBT
As of March 31, 2021, 49 of our apartment communities were not encumbered by mortgages, with 34 of those properties providing credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in the unencumbered asset pool (“UAP”). As of March 31, 2021, the additional borrowing availability was $68.5 million beyond the $181.5 million drawn, including the balance on our operating line of credit (discussed below). The unsecured credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
Under our unsecured credit facility, we also have unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the condensed consolidated balance sheets, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at our option, on either the lender’s base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 135-190 basis points based on our consolidated leverage ratio, as defined under our Second Amended and Restated Credit Agreement. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of March 31, 2021.
In January, we amended and expanded our private shelf agreement to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. Under this agreement, we issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually, $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually, and $50.0 million of Series C notes due June 6, 2030 bearing interest at a rate of 2.70% annually. We have $50.0 million remaining available under the private shelf agreement.
As of March 31, 2021, we owned 19 apartment communities that served as collateral for mortgage loans. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. As of March 31, 2021, we believe that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 1, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.

The following table summarizes our indebtedness:

	(in thousands)
	March 31, 2021	December 31, 2020	Weighted Average Maturity in Years at March 31, 2021
Lines of credit	$181,544	$152,871	1.41
Term loans (1)	145,000	145,000	3.64
Unsecured senior notes (1)	175,000	125,000	8.40
Unsecured debt	501,544	422,871	4.49
Mortgages payable - fixed	295,001	298,445	5.03
Total debt	$796,545	$721,316	4.69
Weighted average interest rate on lines of credit (rate with swap)	2.18%	2.85%
Weighted average interest rate on term loans (rate with swap)	4.11%	4.15%
Weighted average interest rate on unsecured senior notes	3.47%	3.78%
Weighted average interest rate on mortgages payable	3.92%	3.93%
Weighted average interest rate on total debt	3.37%	3.62%
(1)Included within notes payable on our condensed consolidated balance sheets.
The aggregate amount of required future principal payments on term loans, unsecured senior notes, and mortgages payable as of March 31, 2021, was as follows:

(in thousands)
2021 (remainder)	$22,221
2022	37,219
2023	45,068
2024	3,777
2025	102,505
Thereafter	404,211
Total payments	$615,001
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
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swaps will be reclassified to interest expense as interest expense is incurred on our term loans and the hedged portion of our primary line of credit. During the next twelve months, we estimate an additional $4.4 million will be reclassified as an increase to interest expense.
At March 31, 2021 and December 31, 2020, we had a $50.0 million interest rate swap to fix the interest rate on a portion of our primary line of credit.
At March 31, 2021 and December 31, 2020, we had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million.
The table below presents the fair value of our derivative financial instruments as well as their classification on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

		(in thousands)
		March 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$12,798	$15,905

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2021 and 2020.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended March 31,	2021	2020		2021	2020
Total derivatives in cash flow hedging relationships - Interest rate contracts	$2,011	$(9,408)	Interest expense	$(1,095)	$(345)

NOTE 7 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
In determining the fair value of other financial instruments, we apply FASB ASC 820, “Fair Value Measurement and Disclosures.” Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets
Mortgages and notes receivable	$36,443	—	—	$36,443
Liabilities
Derivative instruments - interest rate swaps	$12,798	—	—	$12,798

December 31, 2020
Assets
Mortgages and notes receivable	30,994	—	—	30,994
Liabilities
Derivative instruments - interest rate swaps	$15,905	$—	—	$15,905
The fair value of our interest rate swaps is determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We also consider both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement (Level 3).
We utilize an income approach with level 3 inputs based on expected future cash flows to value these instruments. The inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to 10.75%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on our condensed consolidated statements of operations.

	(in thousands)
	Fair Value Measurement at March 31,	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended March 31, 2021
Mortgage loans and notes receivable	$36,443	$4	$407	$411
Three months ended March 31, 2020
Mortgage loans and notes receivable	$26,697	$1	$527	$528

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020, respectively, are as follows:

	(in thousands)
	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$10,816	$10,816	$392	$392
Restricted cash	$1,610	$1,610	$6,918	$6,918
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$181,544	$181,544	$152,871	$152,871
Term loans(1)	$145,000	$145,000	$145,000	$145,000
Unsecured senior notes	$175,000	$179,630	$125,000	$133,181
Mortgages payable	$295,001	$301,538	$298,445	$308,855
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $76.9 million in new real estate during the three months ended March 31, 2021, compared to $46.3 million in the three months ended March 31, 2020. Our acquisitions during the three months ended March 31, 2021 and 2020 are detailed below.
Three Months Ended March 31, 2021

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration	Investment Allocation
Acquisitions			Cash	Land	Building	Intangible Assets
256 homes - Union Pointe - Longmont, CO	January 6, 2021	$76,900	$76,900	$5,727	$69,966	$1,207
Three Months Ended March 31, 2020

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration		Investment Allocation
Acquisitions			Cash	Other(1)	Land	Building	Intangible Assets	Other(2)
182 homes - Ironwood - New Hope, MN	March 5, 2020	$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405

(1)Payoff at closing of note receivable and accrued interest due from seller.
(2)Consists of TIF note acquired. Refer to Note 2 for further discussion.
DISPOSITIONS
During the three months ended March 31, 2021 and 2020, we had no dispositions.

NOTE 9 • SEGMENT REPORTING
We operate in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of our operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. Our chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. Our apartment communities have similar long-term economic characteristics and provide similar products and services to our residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, our apartment communities are aggregated into a single reportable segment. “All other” includes non-multifamily components of mixed-use properties and apartment communities we have sold.
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
The following tables present NOI for the three months ended March 31, 2021 and 2020, respectively, along with reconciliations to net income in the condensed consolidated financial statements. Segment assets are also reconciled to total assets as reported in the condensed consolidated financial statements.

	(in thousands)
Three Months Ended March 31, 2021	Multifamily	All Other	Total
Revenue	$45,983	$665	$46,648
Property operating expenses, including real estate taxes	18,881	360	19,241
Net operating income	$27,102	$305	$27,407
Property management			(1,767)
Casualty gain (loss)			(101)
Depreciation and amortization			(19,992)
General and administrative expenses			(3,906)
Interest expense			(7,231)
Interest and other income			431
Net income (loss)			$(5,159)

	(in thousands)
Three Months Ended March 31, 2020	Multifamily	All Other	Total
Revenue	$41,845	$2,561	$44,406
Property operating expenses, including real estate taxes	17,660	1,273	18,933
Net operating income	$24,185	$1,288	$25,473
Property management			(1,554)
Casualty gain (loss)			(327)
Depreciation and amortization			(18,160)
General and administrative expenses			(3,428)
Interest expense			(6,911)
Interest and other income			(2,777)
Net income (loss)			$(7,684)
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2021, and December 31, 2020, respectively, along with reconciliations to the condensed consolidated financial statements:

	(in thousands)
As of March 31, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$1,850,310	$33,097	$1,883,407
Less accumulated depreciation	(396,743)	(11,271)	(408,014)
Total property owned	$1,453,567	$21,826	$1,475,393
Mortgage loans receivable			30,107
Cash and cash equivalents			10,816
Restricted cash			1,610
Other assets			18,427
Total Assets			$1,536,353

	(in thousands)
As of December 31, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,779,378	$33,179	$1,812,557
Less accumulated depreciation	(387,989)	(11,260)	(399,249)
Total property owned	$1,391,389	$21,919	$1,413,308
Mortgage loans receivable			24,661
Cash and cash equivalents			392
Restricted cash			6,918
Other assets			18,904
Total Assets			$1,464,183

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
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 19, 2020 (the “2015 Incentive Plan”) which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 425,000 shares over the ten-year period in which the plan is in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.

2021 LTIP Awards
Awards granted to employees on January 1, 2021, consist of an aggregate of 6,410 time-based RSU awards, 19,224 performance RSUs based on total shareholder return (“TSR”), and 43,629 stock options. The time-based awards vest as to one-third of the shares on each of January 1, 2022, January 1, 2023, and January 1, 2024. The stock options vest as to 25% on each of January 1, 2022, January 1, 2023, January 1, 2024, and January 1, 2025. The fair value of stock options was $7.383 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2021
Exercise price	$70.64
Risk-free rate	0.65%
Expected term	6.25 years
Expected volatility	21.08%
Dividend yield	3.963%
The TSR performance RSUs are earned based on our TSR as compared to the FTSE Nareit Apartment Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 38,448 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. We recognize compensation expense ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. We based the expected volatility on a weighted average of the historical volatility of our daily closing share price and a select peer average volatility, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 20.63%, a risk-free interest rate of 0.17%, and an expected life of 3 years. The share price at the grant date, January 1, 2021, was $70.64 per share.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $810,000 and $465,000 for the three months ended March 31, 2021 and 2020, respectively.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements included in this report on Form 10-Q for the quarter ended March 31, 2021 (the “Report”), our audited financial statements for the year ended December 31, 2020, which are included in our Form 10-K filed with the SEC on February 22, 2021, and the risk factors in Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2020.
We consider this and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial condition, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
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
•timely access to material required to renovate apartment communities;
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in our filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of March 31, 2021, we owned interests in 68 apartment communities consisting of 12,168 apartment homes. Property owned, as presented in the condensed consolidated balance sheets, was $1.9 billion at March 31, 2021, compared to $1.8 billion at December 31, 2020.
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
Financial Impact of the COVID-19 Pandemic
Many companies, especially in urban areas, have extended directives for employees to work from home during the COVID-19 pandemic. These extended directives have resulted in decreased traffic to businesses and, in some cases, closures of businesses in urban areas, which has resulted in lower demand and lower rent increases for our five urban based apartment communities. The COVID-19 pandemic and these directives have affected our operations and the conduct of business at our apartment communities and offices, but did not have a material impact on our financial condition, operating results, or cash flows.
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
•we have reduced planned travel for our team members through 2021;
•left vacant positions unfilled;
•used onsite team members to perform work normally contracted to third parties; and
•we have moved the meetings of our Board of Trustees to virtual meetings, thereby limiting the expense associated with in-person meetings.

Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our rental revenue for 2021 and in future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of our team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.
Overview of the Three Months Ended March 31, 2021
For the three months ended March 31, 2021, revenue increased by $2.2 million to $46.6 million, compared to $44.4 million for the three months ended March 31, 2020, primarily due to non-same-store communities. Total expenses increased by $2.6 million to $45.0 million for the three months ended March 31, 2021, compared to $42.4 million for the three months ended March 31, 2020 primarily due to increased depreciation and amortization and general and administrative expenses. Funds from Operations (“FFO”) applicable to common shares and Units for the three months ended March 31, 2021 increased to $12.9 million compared to $8.7 million for the comparable period ended March 31, 2020, This increase was primarily due to a prior year loss of $3.6 million on marketable securities that did not occur in the current year, as well as increased NOI from non-same-store and same-store communities. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In our ongoing efforts to improve the quality of our portfolio and balance sheet, during the first quarter of 2021, we acquired Union Pointe, a 256-home apartment community located in Longmont, Colorado for $76.9 million.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the three months ended March 31, 2021 and 2020.

Results of Operations
Reconciliation of Operating Income to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”), which is defined below.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Operating income	$1,641	$2,004	$(363)	(18.1)%
Adjustments:
Property management expenses	1,767	1,554	213	13.7
Casualty loss	101	327	(226)	(69.1)%
Depreciation and amortization	19,992	18,160	1,832	10.1%
General and administrative expenses	3,906	3,428	478	13.9%
Net operating income	$27,407	$25,473	$1,934	7.6%
Consolidated Results of Operations
The following consolidated results of operations cover the three months ended March 31, 2021 and 2020.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue
Same-store	$41,743	$41,573	$170	0.4%
Non-same-store	4,240	272	3,968	1,458.8%
Other properties	650	972	(322)	(33.1)%
Dispositions	15	1,589	(1,574)	(99.1)%
Total	46,648	44,406	2,242	5.0%
Property operating expenses, including real estate taxes
Same-store	17,385	17,540	(155)	(0.9)%
Non-same-store	1,496	120	1,376	1,146.7%
Other properties	289	278	11	4.0%
Dispositions	71	995	(924)	(92.9)%
Total	19,241	18,933	308	1.6%
Net operating income
Same-store	24,358	24,033	325	1.4%
Non-same-store	2,744	152	2,592	1,705.3%
Other properties	361	694	(333)	(48.0)%
Dispositions	(56)	594	(650)	(109.4)%
Total	$27,407	$25,473	$1,934	7.6%
Property management expenses	(1,767)	(1,554)	213	13.7%
Casualty gain (loss)	(101)	(327)	(226)	(69.1)%
Depreciation and amortization	(19,992)	(18,160)	1,832	10.1%
General and administrative expenses	(3,906)	(3,428)	478	13.9%
Interest expense	(7,231)	(6,911)	320	4.6%
Interest and other income (loss)	431	(2,777)	3,208	(115.5)%
NET INCOME (LOSS)	$(5,159)	$(7,684)	$2,525	(32.9)%
Dividends to preferred unitholders	(160)	(160)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	469	692	(223)	(32.2)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(17)	145	(162)	(111.7)%
Net income (loss) attributable to controlling interests	(4,867)	(7,007)	2,140	(30.5)%
Dividends to preferred shareholders	(1,607)	(1,705)	98	(5.7)%
Redemption of Preferred Shares	—	273	(273)	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,474)	$(8,439)	$1,965	(23.3)%

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2021	2020
Same-store	94.9%	95.3%
Non-same-store	91.8%	89.8%
Total	94.6%	95.3%
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

Number of Apartment Homes	March 31, 2021	March 31, 2020
Same-store	11,265	11,265
Non-same-store	903	182
Total	12,168	11,447
NOI is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of newly-constructed properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate full period-over-period operating comparisons for existing apartment communities and their contribution to net income. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of our communities are performing year-over-year. We use this measure to assess whether or not we have been successful in increasing NOI, raising average rental revenue, renewing the leases on existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are generally due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of our real estate portfolio.
For the comparison of the three months ended March 31, 2021 and 2020, three apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue increased by 5.0% to $46.6 million for the three months ended March 31, 2021, compared to $44.4 million in the three months ended March 31, 2020. Revenue from dispositions and other properties, decreased by $1.6 million and $322,000, respectively, offset by a $4.0 million increase from non-same-store communities. Revenue from same-store communities increased 0.4% or $170,000 in the three months ended March 31, 2021, compared to the same period in the prior year. The increase was attributable to 0.8% growth in average rental revenue and offset by a decrease of 0.4% in occupancy as weighted average occupancy decreased to 94.9% from 95.3% for the three months ended March 31, 2021 and 2020, respectively.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 1.6% to $19.2 million in the three months ended March 31, 2021, compared to $18.9 million in the same period of the prior year. A decrease of $924,000 from dispositions was offset by an increase of $1.4 million at non-same-store communities. Property operating expenses, including real estate taxes, at same-store communities decreased by 0.9% or $155,000 in the three months ended March 31, 2021, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) decreased by $225,000, partially offset by an increase of $87,000 in insurance expenses. The same-store decreases in controllable expenses were primarily due to decreased compensation and maintenance costs.

Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, was $1.8 million and $1.6 million in the three months ended March 31, 2021 and 2020, respectively.
Casualty gain (loss). Casualty loss was $101,000 in the three months ended March 31, 2021, compared to $327,000 in the same period of the prior year.
Depreciation and amortization. Depreciation and amortization increased by 10.1% to $20.0 million in the three months ended March 31, 2021, compared to $18.2 million in the same period of the prior year, attributable to an increase of $3.4 million from non-same-store properties, offset by a decrease of $1.1 million from same-store properties and $470,000 from sold properties.
General and administrative expenses.  General and administrative expenses increased by 13.9% to $3.9 million in the three months ended March 31, 2021, compared to $3.4 million in the same period of the prior year, primarily attributable to increases of $225,000 in compensation-related costs and $413,000 in technology initiatives, offset by a decrease of $81,000 in consulting.
Interest expense.  Interest expense increased by 4.6% to $7.2 million in the three months ended March 31, 2021, compared to $6.9 million in the same period of the prior year, primarily due to maintaining a larger average balance on our line of credit compared to the same period of the prior year and the addition of the Series C notes.
Interest and other income (loss). We recorded interest and other income of $431,000 in the three months ended March 31, 2021, compared to a loss of $2.8 million in the same period of the prior year. The increase was primarily due to a $3.6 million loss in the value of our marketable securities during the three months ended March 31, 2020 which did not occur in the current period.
Net income (loss) available to common shareholders. Net income available to common shareholders was $6.5 million for the three months ended March 31, 2021, compared to $8.4 million in the three months ended March 31, 2020.
Funds from Operations.
We believe that Funds from Operations (“FFO”), which is a non-GAAP financial measures used as a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation.
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
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all of our needs, including our ability to service indebtedness or make distributions to shareholders.
FFO applicable to common shares and Units for the three months ended March 31, 2021, increased to $12.9 million compared to $8.7 million for the comparable period ended March 31, 2020, an increase of 49.4%. This increase was primarily due to a prior year loss of $3.6 million on marketable securities that did not occur in the current year, as well as increased NOI from non-same-store and same-store communities.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2021	2020
Net income (loss) available to common shareholders	$(6,474)	$(8,439)
Adjustments:
Noncontrolling interests – Operating Partnership	(469)	(692)
Depreciation and amortization	19,992	18,160
Less depreciation – non real estate	(98)	(93)
Less depreciation – partially owned entities	(24)	(282)
Funds from operations applicable to common shares and Units	$12,927	$8,654

Funds from operations applicable to common shares and Units	$12,927	$8,654
Dividends to preferred unitholders	160	160
Funds from operations applicable to common shares and Units - diluted	$13,087	$8,814

Per Share Data
Earnings (loss) per common share - diluted	$(0.49)	$(0.69)
FFO per share and Unit - diluted	$0.92	$0.66

Weighted average shares and Units - diluted	14,282	13,401
Acquisitions and Dispositions
During the first quarter of 2021, we acquired $76.9 million in new real estate compared to $46.3 million of acquisitions in the same period of the prior year. During the first quarters of 2021 and 2020, we had no dispositions. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing our acquisitions and dispositions during the three-month periods ended March 31, 2021 and 2020.
Distributions Declared
Distributions of $0.70 per common share and Unit were declared during the three months ended March 31, 2021 and 2020. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended March 31, 2021 and 2020. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended March 31, 2021 and 2020, respectively.
Liquidity and Capital Resources
Overview
We intend to maintain a strong balance sheet and preserve our financial flexibility, which we believe should enhance our ability to capitalize on appropriate investment opportunities as they may arise. We intend to maintain our capital structure by continuing to focus on our core fundamentals, which include generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
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
As of March 31, 2021, we had total liquidity of approximately $79.3 million, which included $68.5 million available on our line of credit and $10.8 million of cash and cash equivalents. As of December 31, 2020, we had total liquidity of approximately $97.5 million, which included $97.1 million on our line of credit and $392,000 of cash and cash equivalents.
COVID-19-Related Impacts on Liquidity
We anticipate that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations and availability under our unsecured lines of credit. Although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic, we have other available sources of liquidity such as proceeds from property dispositions; offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2019 ATM Program; and long term unsecured term loans and secured mortgages. We have the following contractual obligations over the next twelve months:
•$19.6 million debt maturities remaining in 2021 and
•approximately $15.1 million remaining to fund, primarily over the next 12 months, under a mezzanine loan we originated for the development of a multifamily community in Minneapolis, Minnesota.
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

As of March 31, 2021, our line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in an unencumbered asset pool (“UAP”). As of March 31, 2021, the additional borrowing availability was $68.5 million beyond the $181.5 million drawn, including the balance on our operating line of credit (discussed below). At December 31, 2020, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $152.9 million was drawn on the line, including the balance on our operating line of credit. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at our election.
In January, we amended and expanded our private shelf agreement to increase the aggregate amount available for issuance of unsecured senior promissory notes to $225.0 million. In September 2019, we issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. In January 2021, we issued $50.0 million of Series C notes due June 6, 2030, bearing interest at a rate of 2.70%. An additional $50.0 million remains available under this agreement.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 1, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $295.0 million and $298.4 million on March 31, 2021 and December 31, 2020, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2021, the weighted average interest rate on our mortgage debt was 3.92%, compared to 3.93% as of December 31, 2020.
Equity
We have an equity distribution agreement in connection with the 2019 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2019 ATM program are intended to be used for general corporate purposes, which may include the funding of future acquisitions and the repayment of indebtedness. During the three months ended March 31, 2021, we issued 164,279 common shares under the 2019 ATM program at an average price of $72.19 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $11.9 million. As of March 31, 2021, common shares having an aggregate offering price of up to $55.3 million remained available under the 2019 ATM Program.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended March 31, 2021, we generated capital from various activities, including:
•Receiving $50.0 million from the issuance of Series C notes under the private placement agreement; and
•Receiving $11.9 million in net proceeds from the issuance of 164,279 common shares under our 2019 ATM Program.
During the three months ended March 31, 2021, we used capital for various activities, including:
•Acquiring Union Pointe, a 256-home apartment community located in Longmont, Colorado, for an aggregate purchase price of $76.9 million;
•Funding of mezzanine and construction loans of $5.4 million;
•Repaying $3.4 million of mortgage principal; and
•Funding capital improvements for apartment communities of approximately $2.2 million.
Subsequent to the end of the quarter, Centerspace received $2.0 million of non-refundable deposits and expects to complete the sale of select assets in Rochester, Minnesota on May 24, 2021. The sale consists of 589 apartment homes in six communities with an aggregate sale price of $60.0 million. The proceeds from this disposition are expected to be used to pay down the line of credit and increase liquidity.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2020. There have been no material changes to our contractual obligations and other commitments since that report was filed.

Off-Balance Sheet Arrangements
As of March 31, 2021, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of our critical accounting policies is included in our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to our critical accounting policies during the three months ended March 31, 2021.

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
See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of our interest rate sensitivity. As of March 31, 2021, our exposure to market risk has not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended March 31, 2021 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we or any of our subsidiaries is a party or of which any of our property is the subject.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On March 31, 2021, we issued 60 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share and Unit(1)	Plans or Programs	Programs
January 1 - 31, 2021	—	—	—	—
February 1 - 28, 2021	—	—	—	—
March 1 - 31, 2021(2)	122	$71.55	—	—
Total	122	$71.55	—
(1)Amount includes commissions paid.
(2)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Amendment No. 1 to Note Purchase and Private Shelf Agreement, dated January 6, 2021, by and among Investors Real Estate Trust, doing business as Centerspace, Centerspace, LP, a North Dakota limited partnership, Centerspace, Inc., a North Dakota corporation, and certain other subsidiaries of Investors Real Estate Trust, PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021)

4.2	Form of Series C Senior Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021)
4.3	Confirmation of Guaranty Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT
*    Filed herewith
**    Submitted electronically herewith.  Attached as Exhibit 101 are the following materials from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these condensed consolidated financial statements; and (vi) the Cover Page to our Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Investors Real Estate Trust dba Centerspace
(Registrant)

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President and Chief Executive Officer

/s/ John A. Kirchmann
John A. Kirchmann
Executive Vice President and Chief Financial Officer

Date: May 3, 2021