Form 10-Q
period 2021-06-30
CENTERSPACE
filed 2021-08-02
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-35624
CENTERSPACE
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
    The number of common shares of beneficial interest outstanding as of July 26, 2021, was 14,044,860.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	June 30, 2021	December 31, 2020
ASSETS
Real estate investments
Property owned	$1,838,837	$1,812,557
Less accumulated depreciation	(407,400)	(399,249)
	1,431,437	1,413,308
Mortgage loans receivable at fair value	37,457	24,661
Total real estate investments	1,468,894	1,437,969
Cash and cash equivalents	5,194	392
Restricted cash	8,444	6,918
Other assets	17,218	18,904
TOTAL ASSETS	$1,499,750	$1,464,183
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$52,413	$55,609
Revolving lines of credit	87,000	152,871
Notes payable, net of unamortized loan costs of $714 and $754 respectively	319,286	269,246
Mortgages payable, net of unamortized loan costs of $1,220 and $1,371, respectively	287,143	297,074
TOTAL LIABILITIES	$745,842	$774,800
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at June 30, 2021 and December 31, 2020, aggregate liquidation preference of $16,560)	$18,022	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at June 30, 2021 and December 31, 2020, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 14,045 shares issued and outstanding at June 30, 2021 and 13,027 shares issued and outstanding at December 31, 2020)	1,033,940	968,263
Accumulated distributions in excess of net income	(433,310)	(427,681)
Accumulated other comprehensive income (loss)	(12,064)	(15,905)
Total shareholders’ equity	$682,096	$618,207
Noncontrolling interests – Operating Partnership (881 units at June 30, 2021 and 977 units at December 31, 2020)	53,133	53,930
Noncontrolling interests – consolidated real estate entities	657	686
Total equity	$735,886	$672,823
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,499,750	$1,464,183
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$46,656	$43,910	$93,304	$88,316
EXPENSES
Property operating expenses, excluding real estate taxes	13,018	12,360	26,467	25,828
Real estate taxes	5,742	5,410	11,534	10,875
Property management expense	2,085	1,345	3,852	2,899
Casualty (gain) loss	(27)	913	74	1,240
Depreciation and amortization	19,308	18,156	39,300	36,316
General and administrative expenses	3,797	3,202	7,703	6,630
TOTAL EXPENSES	$43,923	$41,386	$88,930	$83,788
Operating income	2,733	2,524	4,374	4,528
Interest expense	(7,089)	(6,940)	(14,320)	(13,851)
Interest and other income (loss)	619	521	1,050	(2,256)
Income (loss) before gain (loss) on sale of real estate and other investments	(3,737)	(3,895)	(8,896)	(11,579)
Gain (loss) on sale of real estate and other investments	26,840	(190)	26,840	(190)
NET INCOME (LOSS)	$23,103	$(4,085)	$17,944	$(11,769)
Dividends to preferred unitholders	(160)	(160)	(320)	(320)
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,386)	447	(917)	1,139
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(19)	(5)	(36)	140
Net income (loss) attributable to controlling interests	21,538	(3,803)	16,671	(10,810)
Dividends to preferred shareholders	(1,607)	(1,609)	(3,214)	(3,314)
Discount (premium) on redemption of preferred shares	—	25	—	298
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$19,931	$(5,387)	$13,457	$(13,826)

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$1.49	$(0.44)	$1.02	$(1.13)

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$1.48	$(0.44)	$1.02	$(1.13)
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$23,103	$(4,085)	$17,944	$(11,769)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(386)	(1,696)	1,625	(11,105)
(Gain) loss on derivative instrument reclassified into earnings	1,120	917	2,216	573
Total comprehensive income (loss)	$23,837	$(4,864)	$21,785	$(22,301)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership	(1,430)	504	(1,169)	1,967
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(19)	(5)	(36)	140
Comprehensive income (loss) attributable to controlling interests	$22,388	$(4,365)	$20,580	$(20,194)

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2020	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				(10,810)		(1,279)	(12,089)
Change in fair value of derivatives					(10,532)		(10,532)
Distributions - common shares and units ($1.40 per share and unit)				(17,493)		(1,446)	(18,939)
Distributions – Series C preferred shares ($0.829250 per Series C share)				(3,314)			(3,314)
Share-based compensation, net of forfeitures		19	967				967
Sale of common shares, net		674	48,141				48,141
Redemption of units for common shares		36	118			(118)	—
Shares repurchased	(5,877)			298			(5,579)
Acquisition of noncontrolling interests - consolidated real estate entities			(7,584)			(4,637)	(12,221)
Other		—	(750)			(79)	(829)
Balance June 30, 2020	$93,579	12,827	$958,292	$(421,515)	$(18,139)	$53,290	$665,507

Six Months Ended June 30, 2021
Balance December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				16,671		953	17,624
Change in fair value of derivatives					3,841		3,841
Distributions - common shares and units ($1.40 per share and unit)				(19,086)		(1,282)	(20,368)
Distributions – Series C preferred shares ($0.829250 per Series C share)				(3,214)			(3,214)
Share-based compensation, net of forfeitures		27	1,487				1,487
Sale of common shares, net		896	66,356				66,356
Redemption of units for common shares		95	418			(418)	—
Change in value of Series D preferred units			(1,462)				(1,462)
Other		—	(1,122)			(79)	(1,201)
Balance June 30, 2021	$93,530	14,045	$1,033,940	$(433,310)	$(12,064)	$53,790	$735,886

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

Three Months Ended June 30, 2020	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance March 31, 2020	$96,046	12,163	$912,653	$(407,150)	$(17,360)	$55,527	$639,716
Net income (loss) attributable to controlling interests and noncontrolling interests				(3,803)		(442)	(4,245)
Change in fair value of derivatives					(779)		(779)
Distributions - common shares and units ($0.70 per share and unit)				(8,978)		(715)	(9,693)
Distributions – Series C preferred shares ($0.4146250 per Series C share)				(1,609)			(1,609)
Share-based compensation, net of forfeitures		18	502				502
Sale of common shares, net		624	44,789				44,789
Redemption of units for common shares		22	1,048			(1,048)	—
Shares repurchased	(2,467)			25			(2,442)
Other		—	(700)			(32)	(732)
Balance June 30, 2020	$93,579	12,827	$958,292	$(421,515)	$(18,139)	$53,290	$665,507

Three Months Ended June 30, 2021
Balance March 31, 2021	$93,530	13,220	$980,453	$(443,409)	$(12,798)	$53,676	$671,452
Net income (loss) attributable to controlling interests and noncontrolling interests				21,538		1,405	22,943
Change in fair value of derivatives					734		734
Distributions - common shares and units ($0.70 per share and unit)				(9,832)		(617)	(10,449)
Distributions – Series C preferred shares ($0.4146250 per Series C share)				(1,607)			(1,607)
Share-based compensation, net of forfeitures		24	678				678
Sale of common shares, net		732	54,574				54,574
Redemption of units for common shares		69	638			(638)	—
Change in value of Series D preferred units			(1,462)				(1,462)
Other		—	(941)			(36)	(977)
Balance June 30, 2021	$93,530	14,045	$1,033,940	$(433,310)	$(12,064)	$53,790	$735,886

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,944	$(11,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	39,792	36,829
(Gain) loss on sale of real estate and other investments	(26,840)	190
Realized (gain) loss on marketable securities	—	3,378
Share-based compensation expense	1,487	967
Other, net	2,177	909
Changes in other assets and liabilities:
Other assets	(858)	(2,036)
Accounts payable and accrued expenses	(3,128)	(3,192)
Net cash provided by (used by) operating activities	$30,574	$25,276
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	—	3,856
Proceeds from repayment of mortgage loans receivable	—	10,020
Increase in mortgages and notes receivable	(12,795)	(11,162)
Proceeds from sale of real estate and other investments	59,233	1,162
Payments for acquisitions of real estate investments	(77,997)	(22,770)
Payments for improvements of real estate investments	(8,993)	(12,428)
Other investing activities	(240)	633
Net cash provided by (used by) investing activities	$(40,792)	$(30,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(10,326)	(6,392)
Proceeds from revolving lines of credit	136,704	41,578
Principal payments on revolving lines of credit	(202,575)	(28,656)
Net proceeds from notes payable	49,940	—
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	(12,221)
Net proceeds from issuance of common shares	66,356	48,141
Repurchase of Series C preferred shares	—	(5,579)
Distributions paid to common shareholders	(18,373)	(16,984)
Distributions paid to preferred shareholders	(3,214)	(3,314)
Distributions paid to preferred unitholders	(320)	(320)
Distributions paid to noncontrolling interests – Unitholders of the Operating Partnership	(1,348)	(1,472)
Other financing activities	(298)	(236)
Net cash provided by (used by) financing activities	$16,546	$14,545
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,328	9,132
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,310	46,117
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$13,638	$55,249

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,034	$(458)
Operating partnership units converted to shares	418	118
Distributions declared but not paid to common shareholders	10,449	9,694
Retirement of shares withheld for taxes	905	—
Real estate assets acquired through exchange of note receivable	—	17,663
Note receivable exchanged through real estate acquisition	—	(17,663)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$13,541	$13,120

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
Balance sheet description	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$5,194	$392	$52,714
Restricted cash	8,444	6,918	2,535
Total cash, cash equivalents and restricted cash	$13,638	$7,310	$55,249
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2021 and 2020
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2021, Centerspace owned interests in 62 apartment communities consisting of 11,579 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Centerspace conducts a majority of its business activities through a consolidated operating partnership, Centerspace, LP (f/k/a IRET Properties), a North Dakota limited partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying Condensed Consolidated Financial Statements include the Company’s accounts and the accounts of all its subsidiaries in which it maintains a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation.
The Condensed Consolidated Financial Statements also reflect the Operating Partnership’s ownership of certain joint venture entities in which the Operating Partnership has a general partner or controlling interest. These entities are consolidated into the Company’s operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Centerspace’s interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the interim periods, have been included.
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim Condensed Consolidated Financial Statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 22, 2021.
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

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of recent accounting standards updates (“ASUs”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.	This ASU is optional and may be elected over time.	Centerspace adopted the guidance in June 2021 on a prospective basis. This adoption did not have a material impact on the Condensed Consolidated Financial Statements.
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity
	This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements.	This ASU is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted.	Centerspace is currently evaluating the ASU and the impact it may have on Condensed Consolidated Financial Statements.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of June 30, 2021 and December 31, 2020, restricted cash consisted primarily of real estate deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.1% of total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 1.9% of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
Some of the Company’s apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms.
Beginning in April 2020, the Company abated rent, common area maintenance, and real estate taxes for commercial tenants that experienced government-mandated interruptions or closures of their businesses related to the COVID-19 pandemic. The Company elected to account for these accommodations as though enforceable rights and obligations existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020. The accommodations were recognized as variable lease payments. During the three months ended June 30, 2021, the Company did not recognize a reduction in revenue due to the abatement of amounts due from commercial tenants, compared to a reduction of $402,000 in the same period of the prior year. During the six months ended June 30, 2021 and 2020, the Company recognized reductions of $47,000 and $402,000, respectively, due to the abatement of amounts due from commercial tenants.
Many of the leases contain non-lease components for utility reimbursement from residents and common area maintenance from commercial tenants. Centerspace has elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of June 30, 2021, was as follows:

(in thousands)
2021 (remainder)	$1,185
2022	2,339
2023	2,336
2024	2,323
2025	2,291
Thereafter	2,488
Total scheduled lease income - commercial operating leases	$12,962
REVENUES
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the company expects to be entitled for those goods and services.
Revenue streams that are included in revenues from contracts with customers include:
•Other property revenue: Centerspace recognizes revenue for rental related income not included as a component of a lease, such as application fees, as earned.
•Gains or losses on sales of real estate: A gain or loss is recognized when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold.
The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2021 and 2020:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2021	2020	2021	2020
Fixed lease income - operating leases	Leases	$43,659	$41,910	$87,499	$83,843
Variable lease income - operating leases	Leases	2,103	1,302	4,072	3,082
Other property revenue	Revenue from contracts with customers	894	698	1,733	1,391
Total revenue		$46,656	$43,910	$93,304	$88,316

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates long-lived assets, including investments in real estate, for impairment indicators at least quarterly. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each property, and legal and environmental concerns. If indicators exist, the company compares the expected future undiscounted cash flows for the property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount, an impairment loss is recorded for the difference between the estimated fair value and the carrying amount. If the anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, the evaluation of impairment charges may be different and such differences could be material to the consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results. Reducing planned property holding periods may increase the likelihood of recording impairment losses.
During the three and six months ended June 30, 2021 and 2020, the company recorded no impairment charges.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In March 2020, in connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company acquired a tax increment financing note receivable (“TIF”) with a principal balance of $6.6 million at June 30, 2021 and December 31, 2020, which appears within other assets in the Condensed Consolidated Balance Sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.

In December 2019, Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. In conjunction with the loans, the Company received a guaranty for the substantial completion of the project improvements from an investment grade guarantor. The construction and mezzanine loans bear and accrue interest at 4.5% and 11.5%, respectively. As of June 30, 2021, the Company had fully funded the $29.9 million construction loan and $7.1 million of the mezzanine loan, both of which appear within mortgage loans receivable in the Condensed Consolidated Balance Sheets. As of June 30, 2021, the construction loan had accrued $560,000 of interest which is added to the $29.9 million original principal balance. As of December 31, 2020, the Company had funded $24.7 million of the construction loan. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides Centerspace with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity (“VIE”). The Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does it have significant influence over the entity.
VARIABLE INTEREST ENTITIES
Centerspace has determined that its Operating Partnership and each of its less-than-wholly owned real estate partnerships are VIEs, as the limited partners or the functional equivalent of limited partners lack substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on the balance sheet because the Company has a controlling financial interest in the VIEs and has both the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because the Operating Partnership is a VIE, all of the Company’s assets and liabilities are held through a VIE.
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. Equity securities are reported at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations. As of June 30, 2021 and December 31, 2020 the Company had no marketable securities. During the six months ended June 30, 2020, the Company had a realized loss of $3.4 million arising from the disposal of such securities which appears in interest and other income (loss) in the Condensed Consolidated Statements of Operations.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under the 2015 Incentive Plan and Series D Convertible Preferred Units (“Series D preferred units”), which could have a dilutive effect on the earnings per share upon exercise of the RSUs or ISOs or upon conversion of the Series D preferred units (refer to Note 4 for further discussion of the Series D preferred units). Other than the issuance of RSUs, ISOs, and Series D preferred units, there are no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
Performance-based RSUs of 31,030 and 27,964 for the three and six months ended June 30, 2021 and 2020, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three and six months ended June 30, 2020, Series D preferred units of 228,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2020, time-based RSUs of 13,000 and 15,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three and six months ended June 30, 2021, weighted average stock options of 43,629 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of common shares for the periods ended and, therefore were anti-dilutive. For the three and six months ended June 30, 2020, weighted average stock options of 63,527 and 31,764, respectively, were excluded from the calculation of diluted earnings per share.

The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and 2020:

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NUMERATOR
Net income (loss) attributable to controlling interests	$21,538	$(3,803)	$16,671	$(10,810)
Dividends to preferred shareholders	(1,607)	(1,609)	(3,214)	(3,314)
Redemption of preferred shares	—	25	—	298
Numerator for basic earnings (loss) per share – net income available to common shareholders	19,931	(5,387)	13,457	(13,826)
Noncontrolling interests – Operating Partnership	1,386	(447)	917	(1,139)
Dividends to preferred unitholders	160	160	320	320
Numerator for diluted earnings (loss) per share	$21,477	$(5,674)	$14,694	$(14,645)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	13,353	12,280	13,216	12,192
Effect of redeemable operating partnership units	916	1,037	939	1,047
Effect of Series D preferred units	228	—	228	—
Effect of dilutive restricted stock units and stock options	17	—	18	—
Denominator for diluted earnings per share	14,514	13,317	14,401	13,239

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$1.49	$(0.44)	$1.02	$(1.13)

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$1.48	$(0.44)	$1.02	$(1.13)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 881,000 and 977,000 outstanding Units at June 30, 2021 and December 31, 2020, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2021 and 2020 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Net Book Basis
2021	69	$639
2020	22	$1,048

Six Months Ended June 30,
2021	95	$418
2020	36	$118
Common Shares and Equity Awards. Common shares outstanding on June 30, 2021 and December 31, 2020, totaled 14.0 million and 13.0 million, respectively. There were 23,385 and 26,186 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and six months ended June 30, 2021, respectively, with a total grant-date fair value of $750,000 and $914,000, respectively. During the three and six months ended June 30, 2020, the Company issued 19,508 and 20,701 shares, respectively, upon the vesting of equity awards under the 2015 Incentive Plan, with a total grant-date fair value of $956,000 and $1.0 million, respectively. These shares vest based on performance and service criteria.
Equity Distribution Agreement. Centerspace has an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $150.0 million, in amounts and at times as determined by management. The proceeds from the sale of common shares under the 2019 ATM Program are intended to be used for general purposes, which may include the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, common shares having an aggregate offering price of up to $99,000 remained available under the 2019 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Total Consideration(1)	Average Net Price Per Share
2021	731	$54,636	$74.64
2020	624	$44,848	$71.84

Six Months Ended June 30,
2021	896	$66,495	$74.19
2020	674	$48,250	$71.56
(1)Total consideration is net of $528,000 and $709,000 in commissions during the three and six months ended June 30, 2021, respectively, and issuance costs. Total consideration for the three and six months ended June 30, 2020 is net of $683,000 and $735,000 in commissions, respectively, and issuance costs.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at June 30, 2021 and December 31, 2020. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). On February 26, 2019, Centerspace issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
As of June 30, 2021, 44 apartment communities were not encumbered by mortgages, with 29 of those properties providing credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in the unencumbered asset pool (“UAP”). As of June 30, 2021, the additional borrowing availability was $163.0 million beyond the $87.0 million drawn, including the balance on the operating line of credit (discussed below). The unsecured credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at the Company’s election.
Under the unsecured credit facility, the Company also has unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the Condensed Consolidated Balance Sheets, which mature on January 15, 2024 and on August 31, 2025, respectively.
The interest rates on the line of credit and term loans are based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 35-85 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 135-190 basis points based on the consolidated leverage ratio, as defined under the Second Amended and Restated Credit Agreement. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it is in compliance with all such financial covenants and limitations as of June 30, 2021.
In January, Centerspace amended and expanded its private shelf agreement to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. Under this agreement, the Company issued $75.0 million of Series A notes due September 13, 2029 bearing interest at a rate of 3.84% annually, $50.0 million of Series B notes due September 30, 2028 bearing interest at a rate of 3.69% annually, and $50.0 million of Series C notes due June 6, 2030 bearing interest at a rate of 2.70% annually. Under the private shelf agreement, there is $50.0 million remaining available.
As of June 30, 2021, Centerspace owned 18 apartment communities that served as collateral for mortgage loans. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of June 30, 2021, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.

Centerspace also has a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes indebtedness:

	(in thousands)
	June 30, 2021	December 31, 2020	Weighted Average Maturity in Years at June 30, 2021
Lines of credit	$87,000	$152,871	1.17
Term loans (1)	145,000	145,000	3.39
Unsecured senior notes (1)	175,000	125,000	8.15
Unsecured debt	407,000	422,871	4.96
Mortgages payable - fixed	288,363	298,445	4.87
Total debt	$695,363	$721,316	4.92
Weighted average interest rate on lines of credit (rate with swap)	2.21%	2.85%
Weighted average interest rate on term loans (rate with swap)	4.15%	4.15%
Weighted average interest rate on unsecured senior notes	3.47%	3.78%
Weighted average interest rate on mortgages payable	3.90%	3.93%
Weighted average interest rate on total debt	3.70%	3.62%
(1)Included within notes payable on the Condensed Consolidated Balance Sheets.
The aggregate amount of required future principal payments on term loans, unsecured senior notes, and mortgages payable as of June 30, 2021, was as follows:

(in thousands)
2021 (remainder)	$15,583
2022	37,219
2023	45,068
2024	3,777
2025	102,505
Thereafter	404,211
Total payments	$608,363
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily uses interest rate swap contracts to fix the variable interest rate on its term loans and a portion of its primary line of credit. The interest rate swap contracts qualify as cash flow hedges.
Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for the interest rate swaps will be reclassified to interest expense as interest expense is incurred on the term loans and the hedged portion of the primary line of credit. During the next twelve months, the company estimates an additional $4.4 million will be reclassified as an increase to interest expense.
At June 30, 2021 and December 31, 2020, Centerspace had a $50.0 million interest rate swap to fix the interest rate on a portion of the primary line of credit.
At June 30, 2021 and December 31, 2020, Centerspace had three interest rate swap contracts in effect with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million. These interest rate swaps are to fix the interest rate on the term loans.
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

		(in thousands)
		June 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$12,064	$15,905
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of June 30, 2021 and 2020.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended June 30,	2021	2020		2021	2020
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(386)	$(1,696)	Interest expense	$(1,120)	$(917)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$1,625	$(11,105)	Interest expense	$(2,216)	$(573)

NOTE 7 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
In determining the fair value of other financial instruments, Centerspace applies FASB ASC 820, “Fair Value Measurement and Disclosures.” Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant assumptions (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets
Mortgages and notes receivable	$43,796	—	—	$43,796
Liabilities
Derivative instruments - interest rate swaps	$12,064	—	—	$12,064

December 31, 2020
Assets
Mortgages and notes receivable	$30,994	—	—	$30,994
Liabilities
Derivative instruments - interest rate swaps	$15,905	$—	—	$15,905
The fair value of the interest rate swaps is determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. The Company also considers both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement (Level 3).
Centerspace utilizes an income approach with level 3 inputs based on expected future cash flows to value mortgages and notes receivable. The inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to 10.75%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations.

	(in thousands)
	Fair Value Measurement at June 30,	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Six months ended June 30, 2021
Mortgage loans and notes receivable	$43,796	$7	$990	$997
Six months ended June 30, 2020
Mortgage loans and notes receivable	$17,535	$5	$858	$863
As of June 30, 2021, Centerspace has an investment of $400,000 in a real estate technology venture consisting of privately held entities that develop technology related to the real estate industry. This investment is measured at net asset value ("NAV") as a practical expedient under ASC 820. As of June 30, 2021, the Company had unfunded commitments of $1.6 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of the Company's financial instruments as of June 30, 2021 and December 31, 2020, respectively, are as follows:

	(in thousands)
	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$5,194	$5,194	$392	$392
Restricted cash	$8,444	$8,444	$6,918	$6,918
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$87,000	$87,000	$152,871	$152,871
Term loans(1)	$145,000	$145,000	$145,000	$145,000
Unsecured senior notes	$175,000	$183,259	$125,000	$133,181
Mortgages payable	$288,363	$297,683	$298,445	$308,855
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired no new real estate during the three months ended June 30, 2021 and 2020. The acquisitions during the six months ended June 30, 2021 and 2020 are detailed below.

Six Months Ended June 30, 2021

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
DISPOSITIONS
During the three months ended June 30, 2021, Centerspace disposed of five apartment communities for a total sale price of $60.0 million. During the three months ended June 30, 2020, the company disposed of one parcel of unimproved land for a total sale price of $1.3 million. The following tables detail the dispositions for the six months ended had June 30, 2021 and 2020.
Six Months Ended June 30, 2021

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sales Cost	Gain/(Loss)
Multifamily
76 homes - Crystal Bay-Rochester, MN	May 25, 2021	$13,650	$10,255	$3,395
40 homes - French Creek-Rochester, MN	May 25, 2021	6,700	4,474	2,226
182 homes - Heritage Manor-Rochester, MN	May 25, 2021	14,125	4,892	9,233
140 homes - Olympik Village-Rochester, MN	May 25, 2021	10,725	6,529	4,196
151 homes-Winchester/Village Green-Rochester, MN	May 25, 2021	14,800	7,010	7,790

Total Dispositions		$60,000	$33,160	$26,840
Six Months Ended June 30, 2020

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sales Cost	Gain/(Loss)
Unimproved Land
Rapid City Land - Rapid City, SD	June 29, 2020	$1,300	$1,490	$(190)
NOTE 9 • SEGMENT REPORTING
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. The chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. The apartment communities have similar long-term economic characteristics and provide similar products and services to residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment. “All other” includes non-multifamily components of mixed-use properties and apartment communities the company has sold.

The executive management team comprises the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), which the company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three and six months ended June 30, 2021 and 2020, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended June 30, 2021	Multifamily	All Other	Total
Revenue	$44,957	$1,699	$46,656
Property operating expenses, including real estate taxes	17,967	793	18,760
Net operating income	$26,990	$906	$27,896
Property management			(2,085)
Casualty gain (loss)			27
Depreciation and amortization			(19,308)
General and administrative expenses			(3,797)
Interest expense			(7,089)
Interest and other income			619
Income (loss) before gain (loss) on sale of real estate and other investments			(3,737)
Gain (loss) on sale of real estate and other investments			26,840
Net income (loss)			$23,103

	(in thousands)
Three Months Ended June 30, 2020	Multifamily	All Other	Total
Revenue	$40,213	$3,697	$43,910
Property operating expenses, including real estate taxes	15,952	1,818	17,770
Net operating income	$24,261	$1,879	$26,140
Property management			(1,345)
Casualty gain (loss)			(913)
Depreciation and amortization			(18,156)
General and administrative expenses			(3,202)
Interest expense			(6,940)
Interest and other income			521
Income (loss) before gain (loss) on sale of real estate and other investments			(3,895)
Gain (loss) on sale of real estate and other investments			(190)
Net income (loss)			$(4,085)

	(in thousands)
Six Months Ended June 30, 2021	Multifamily	All Other	Total
Revenue	$89,198	$4,106	$93,304
Property operating expenses, including real estate taxes	35,841	2,160	38,001
Net operating income	$53,357	$1,946	$55,303
Property management expenses			(3,852)
Casualty gain (loss)			(74)
Depreciation and amortization			(39,300)
General and administrative expenses			(7,703)
Interest expense			(14,320)
Interest and other income			1,050
Income (loss) before gain (loss) on sale of real estate and other investments			(8,896)
Gain (loss) on sale of real estate and other investments			26,840
Net income (loss)			$17,944

	(in thousands)
Six Months Ended June 30, 2020	Multifamily	All Other	Total
Revenue	$80,258	$8,058	$88,316
Property operating expenses, including real estate taxes	32,726	3,977	36,703
Net operating income	$47,532	$4,081	$51,613
Property management expenses			(2,899)
Casualty gain (loss)			(1,240)
Depreciation and amortization			(36,316)
General and administrative expenses			(6,630)
Interest expense			(13,851)
Interest and other income			(2,256)
Income (loss) before gain (loss) on sale of real estate and other investments			(11,579)
Gain (loss) on sale of real estate and other investments			(190)
Net income (loss)			$(11,769)
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2021, and December 31, 2020, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of June 30, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$1,805,592	$33,245	$1,838,837
Less accumulated depreciation	(395,716)	(11,684)	(407,400)
Total property owned	$1,409,876	$21,561	$1,431,437
Mortgage loans receivable			37,457
Cash and cash equivalents			5,194
Restricted cash			8,444
Other assets			17,218
Total Assets			$1,499,750

	(in thousands)
As of December 31, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,727,229	$85,328	$1,812,557
Less accumulated depreciation	(368,717)	(30,532)	(399,249)
Total property owned	$1,358,512	$54,796	$1,413,308
Mortgage loans receivable			24,661
Cash and cash equivalents			392
Restricted cash			6,918
Other assets			18,904
Total Assets			$1,464,183

NOTE 10 • COMMITMENTS AND CONTINGENCIES
Litigation.  In the ordinary course of operations, Centerspace becomes involved in litigation. At this time, the Company knows of no material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities, that would have a material impact on it.
Environmental Matters.  Under various federal, state, and local laws, ordinances, and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal of, or remediation of, certain hazardous or toxic substances in, on, around, or under the property. While the Company currently has no knowledge of any material violation of environmental laws, ordinances, or regulations at any of the properties, there can be no assurance that areas of contamination will not be identified at any of its properties or that changes in environmental laws, regulations, or cleanup requirements would not result in material costs.

Restrictions on Taxable Dispositions.  Seventeen properties, consisting of 3,559 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders' best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”) which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
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
The TSR performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Apartment Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 38,448 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price and a select peer average volatility, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 20.63%, a risk-free interest rate of 0.17%, and an expected life of 3 years. The share price at the grant date, January 1, 2021, was $70.64 per share.
Awards granted to trustees on May 18, 2021, consist of 6,061 time-based RSUs, which vest on May 18, 2022. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.5 million and $967,000 for the six months ended June 30, 2021 and 2020, respectively.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this report on Form 10-Q for the quarter ended June 30, 2021 (the “Report”), the audited financial statements for the year ended December 31, 2020, which are included in Form 10-K filed with the SEC on February 22, 2021, and the risk factors in Item 1A, “Risk Factors,” of Form 10-K for the year ended December 31, 2020.
This discussion and analysis, and other sections of this Report to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial condition, or plans expressed or implied by the forward-looking statements. Although Centerspace believes the expectations reflected in these forward-looking statements are based upon reasonable assumptions, the Company can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond the Company’s control and could differ materially from actual results and performance.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operation;
•deteriorating economic conditions and rising unemployment rates in the markets where the Company owns apartment communities or in which it may invest in the future;
•rental conditions in the Company’s markets, including occupancy levels and rental rates, potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors, including the impact of the COVID-19-related governmental rules and regulations relating to rental rates, evictions, and other rental conditions;
•changes in operating costs, including real estate taxes, utilities, insurance costs, and expenses related to complying with COVID-19 restrictions or otherwise responding to the COVID-19 pandemic;
•timely access to material required to renovate apartment communities;
•adverse changes in the Company’s markets, including future demand for apartment homes in those markets, barriers of entry into new markets, limitations on the ability to increase rental rates, inability to identify and consummate attractive acquisitions and dispositions on favorable terms, inability to reinvest sales proceeds successfully, and inability to accommodate any significant decline in the market value of real estate serving as collateral for mortgage obligations;
•reliance on a single asset class (multifamily) and certain geographic areas of the U.S.;
•inability to expand operations into new or existing markets successfully;
•failure of new acquisitions to achieve anticipated results or be efficiently integrated;
•inability to complete lease-up of projects on schedule and on budget;
•inability to sell non-core properties on terms that are acceptable;
•failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special dividend and/or tax protection payments;
•inability to fund capital expenditures out of cash flow;
•inability to pay, or need to reduce, dividends on common shares;
•financing risks, including the potential inability to meet existing covenants in existing credit facilities or to obtain new debt or equity financing on favorable terms, or at all;
•level and volatility of interest or capitalization rates or capital market conditions;
•loss contingencies and the availability and cost of casualty insurance for losses;
•inability to continue to satisfy complex rules in order to maintain status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;
•inability to attract and retain qualified personnel;
•cyber liability or potential liability for breaches of privacy or information security systems;
•inability to address catastrophic weather, natural events, and climate change;
•inability to comply with laws and regulations applicable to the business and any related investigations or litigation; and

•other risks identified in this Report, in other SEC reports, or in other documents that the Company publicly disseminates.
New factors may also arise from time to time that could have an adverse effect on the business and results of operations. Except as otherwise required by law, Centerspace undertakes no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
Executive Summary
Centerspace owns, manages, acquires, redevelops, and develops apartment communities. The Company primarily focuses on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that it believes, in combination, lead to higher demand for apartment homes and retention of residents. As of June 30, 2021, the Company owned interests in 62 apartment communities consisting of 11,579 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets, was $1.8 billion at June 30, 2021, compared to $1.8 billion at December 31, 2020.
Renting apartment homes is the primary source of revenue, and the Company’s business objective is to provide great homes for its residents. Centerspace strives to maximize resident satisfaction and retention by investing in high-quality assets in desirable locations and creating vibrant apartment communities through service-oriented operations. Centerspace believes that delivering superior resident experiences will enhance resident satisfaction while also driving profitability for the business and shareholders. The Company has paid quarterly distributions continuously since its first distribution in 1971.
COVID-19 Developments
The COVID-19 pandemic has affected the business since March 2020, when it spread to many of the markets in which Centerspace owns properties. The Company’s first priority continues to be the health and well-being of its residents, team members, and the communities it serves. The Company enhanced cleaning protocols at its communities and offices, implemented physical distancing in communities common spaces, and instituted remote work guidelines for team members, all in accordance with state and local guidelines. The Company is utilizing technology to allow property teams to interact remotely with prospective residents through virtual leasing. Centerspace provided rent deferrals to residents and rent abatement to commercial tenants who were financially impacted by the COVID-19 pandemic. To support team members working on-site, additional COVID-19 paid time off and enhanced flextime arrangements was provided.
Certain states and cities, including some of those in which the Company’s apartment communities are located, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of businesses that may continue to operate, and restrictions on the types of construction projects that may continue. The availability of vaccines has led many states and cities to lift restrictions; however, due to new variants of the virus, Centerspace cannot predict whether restrictions will be reinstated or if additional restrictions will be imposed in the future. The Company implemented a plan to safely re-open common spaces in its communities while adhering to state and local guidelines, but recognizes that an increase in COVID-19 cases in these markets could cause the Company to close common spaces or take other preventive measures.
Financial Impact of the COVID-19 Pandemic
Many companies, especially in urban areas, have extended directives for employees to work from home during the COVID-19 pandemic. These extended directives have resulted in decreased traffic to businesses and, in some cases, closures of businesses in urban areas, which has resulted in lower demand and lower rent increases for the Company's five urban based apartment communities. The COVID-19 pandemic and these directives have affected operations and the conduct of business at apartment communities and offices, but did not have a material impact on Centerspace’s financial condition, operating results, or cash flows.
The ongoing COVID-19 pandemic and the new variants of the virus could result in adverse financial and economic impacts that could include, but are not limited to, the following:
•cause our residents or commercial tenants to defer or stop rental payments, and abandon or fail to renew leases, which would reduce the Company's primary source of net operating income and cash flows;

•cause the capital markets generally to become restricted or unavailable, thereby limiting our access to any needed debt or equity capital financing;
•impact the business of, or cause the loss of, certain critical third-party suppliers or other service providers;
•restrict our ability to continue to pay dividends on a quarterly basis at the current rate;
•impair the value of tangible or intangible assets;
•require us to record loss contingencies and incur additional expenses related to its COVID-19 response; or
•cause the U.S. economy to suffer an extended economic slowdown, which could lead to a prolonged recession or even economic depression, which in turn would affect the demand for apartment communities and could have an adverse impact on our business and operating results.
Centerspace has taken the following actions in order to protect its residents and employees, manage expenses and preserve cash flow during the COVID-19 pandemic:
•reduced planned travel for team members through 2021;
•left vacant positions unfilled;
•used onsite team members to perform work normally contracted to third parties; and
•moved the meetings of the Board of Trustees to virtual meetings, thereby limiting the expense associated with in-person meetings.
Despite Centerspace’s efforts to manage its response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on rental revenue for 2021 and in future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and the Company is actively managing its response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.
Overview of the Three Months Ended June 30, 2021
For the three months ended June 30, 2021, revenue increased by $2.7 million to $46.7 million, compared to $43.9 million for the three months ended June 30, 2020, primarily due to same-store and non-same-store communities, offset by dispositions. Total expenses increased by $2.5 million to $43.9 million for the three months ended June 30, 2021, compared to $41.4 million for the three months ended June 30, 2020 primarily due to increased depreciation and amortization and general and administrative expenses. Funds from Operations (“FFO”) applicable to common shares and Units for the three months ended June 30, 2021 increased by $1.3 million to $13.7 million compared to $12.4 million for the three months ended June 30, 2020. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by decreased NOI from dispositions and increases in property management and general and administrative expenses. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
In the Company’s ongoing efforts to improve the quality of its portfolio and balance sheet, during the second quarter of 2021, it disposed of five apartment communities in Rochester, Minnesota for a total sale price of $60.0 million, realizing an aggregate net gain on sale of $26.8 million.
During the quarter, Centerspace entered into Contribution Agreements with entities managed by KMS. Upon closing, Centerspace will acquire a portfolio of 17 communities. Centerspace will fully fund the transaction through the issuance of up to $197.3 million, which will be paid in the form of Convertible Preferred Operating Partnership units that pay a 3.875% dividend and are convertible, at the holder's option, into common units at an exchange rate of 1.2048 common units per Convertible Preferred Operating Units representing a conversion price of $83.00 per unit. The KMS partners will have the ability to receive up to an aggregate of $16.2 million in cash in lieu of Convertible Preferred Operating Partnership Units. The Company will acquire real property assets subject to approximately $126.5 million in liabilities, a portion of which the company intends to refinance upon consummation of the transactions. The transaction is expected to close during the third quarter.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing acquisitions and dispositions during the six months ended June 30, 2021 and 2020.

Results of Operations
Reconciliation of Operating Income to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”), which is defined below.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$2,733	$2,524	$209	8.3%	$4,374	$4,528	$(154)	(3.4)%
Adjustments:
Property management expenses	2,085	1,345	740	55.0%	3,852	2,899	953	32.9%
Casualty (gain) loss	(27)	913	(940)	(103.0)%	74	1,240	(1,166)	(94.0)%
Depreciation and amortization	19,308	18,156	1,152	6.3%	39,300	36,316	2,984	8.2%
General and administrative expenses	3,797	3,202	595	18.6%	7,703	6,630	1,073	16.2%
Net operating income	$27,896	$26,140	$1,756	6.7%	$55,303	$51,613	$3,690	7.1%
Consolidated Results of Operations
The following consolidated results of operations cover the three and six months ended June 30, 2021 and 2020.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Same-store	$40,521	$39,282	$1,239	3.2%	$80,521	$79,056	$1,465	1.9%
Non-same-store	4,436	931	3,505	376.5%	8,677	1,202	7,475	621.9%
Other properties	646	402	244	60.7%	1,296	1,375	(79)	(5.7)%
Dispositions	1,053	3,295	(2,242)	(68.0)%	2,810	6,683	(3,873)	(58.0)%
Total	46,656	43,910	2,746	6.3%	93,304	88,316	4,988	5.6%
Property operating expenses, including real estate taxes
Same-store	16,528	15,567	961	6.2%	32,906	32,222	684	2.1%
Non-same-store	1,439	385	1,054	273.8%	2,935	504	2,431	482.3%
Other properties	268	252	16	6.3%	557	530	27	5.1%
Dispositions	525	1,566	(1,041)	(66.5)%	1,603	3,447	(1,844)	(53.5)%
Total	18,760	17,770	990	5.6%	38,001	36,703	1,298	3.5%
Net operating income
Same-store	23,993	23,715	278	1.2%	47,615	46,834	781	1.7%
Non-same-store	2,997	546	2,451	448.9%	5,742	698	5,044	722.6%
Other properties	378	150	228	152.0%	739	845	(106)	(12.5)%
Dispositions	528	1,729	(1,201)	(69.5)%	1,207	3,236	(2,029)	(62.7)%
Total	$27,896	$26,140	$1,756	6.7%	$55,303	$51,613	$3,690	7.1%
Property management expenses	(2,085)	(1,345)	740	55.0%	(3,852)	(2,899)	953	32.9%
Casualty gain (loss)	27	(913)	(940)	(103.0)%	(74)	(1,240)	(1,166)	(94.0)%
Depreciation and amortization	(19,308)	(18,156)	1,152	6.3%	(39,300)	(36,316)	2,984	8.2%
General and administrative expenses	(3,797)	(3,202)	595	18.6%	(7,703)	(6,630)	1,073	16.2%
Interest expense	(7,089)	(6,940)	149	2.1%	(14,320)	(13,851)	469	3.4%
Interest and other income (loss)	619	521	98	18.8%	1,050	(2,256)	3,306	(146.5)%
NET INCOME (LOSS)	$23,103	$(4,085)	$27,188	(665.6)%	$17,944	$(11,769)	$29,713	(252.5)%
Dividends to preferred unitholders	(160)	(160)	—	—	(320)	(320)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership	(1,386)	447	(1,833)	(410.1)%	(917)	1,139	(2,056)	(180.5)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(19)	(5)	(14)	280.0%	(36)	140	(176)	(125.7)%
Net income (loss) attributable to controlling interests	21,538	(3,803)	25,341	(666.3)%	16,671	(10,810)	27,481	(254.2)%
Dividends to preferred shareholders	(1,607)	(1,609)	2	(0.1)%	(3,214)	(3,314)	100	(3.0)%
Redemption of Preferred Shares	—	25	(25)	(100.0)%	—	298	(298)	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$19,931	$(5,387)	$25,318	(470.0)%	$13,457	$(13,826)	$27,283	(197.3)%

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2021	2020	2021	2020
Same-store	94.9%	94.5%	94.9%	94.9%
Non-same-store	94.2%	95.3%	93.0%	94.0%
Total	94.8%	94.5%	94.7%	94.8%
(1)Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant homes valued at estimated market rents. When calculating actual rents for occupied homes and market rents for vacant homes, delinquencies, and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. Centerspace believes that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and the calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.

Number of Apartment Homes	June 30, 2021	June 30, 2020
Same-store	10,676	10,676
Non-same-store	903	182
Total	11,579	10,858
NOI is a non-GAAP financial measure, which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Centerspace has provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for the entirety of the periods being compared, and, in the case of newly-constructed properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, the Company determines the composition of its same-store pool for that year as well as adjust the previous year, which allows it to evaluate full period-over-period operating comparisons for existing apartment communities and their contribution to net income. The company believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of communities are performing year-over-year. The Company uses this measure to assess whether or not it has been successful in increasing NOI, raising average rental revenue, renewing the leases on existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are generally due to the addition of those properties to the real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of the real estate portfolio.
For the comparison of the six months ended June 30, 2021 and 2020, three apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue increased by 6.3% to $46.7 million for the three months ended June 30, 2021, compared to $43.9 million in the three months ended June 30, 2020. Revenue from non-same-store communities and other properties increased by $3.5 million and $244,000, respectively, offset by a decrease of $2.2 million from dispositions. Revenue from same-store communities increased 3.2% or $1.2 million in the three months ended June 30, 2021, compared to the same period in the prior year. The increase was attributable to 2.8% growth in average rental revenue and a 0.4% growth in occupancy as weighted average occupancy increased to 94.9% from 94.5% for the three months ended June 30, 2021 and 2020, respectively. Revenue in our Minnesota markets has been affected by a reduction in collection rates for same-store communities to 96.4% from 99.0%, which has negatively impacted revenue by $699,000 as compared to $197,000 for the three months ended June 30, 2021 and 2020, respectively
Revenue increased by 5.6% to $93.3 million for the six months ended June 30, 2021, compared to $88.3 million in the six months ended June 30, 2020. Revenue from non-same-store communities increased by $7.5 million, offset by decreases of $3.9 million and 79,000 from dispositions and other properties, respectively. Revenue from same-store communities increased 1.9% or $1.5 million in the six months ended June 30, 2021, compared to the same period in the prior year. The increase was attributable to 1.9% growth in average rental revenue for the six months ended June 30, 2021 and 2020, respectively.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 5.6% to $18.8 million in the three months ended June 30, 2021, compared to $17.8 million in the same period of the prior year. An increase of $1.1 million at non-same-store communities was offset by a decrease $1.0 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 6.2% or $961,000 in the three months ended June 30, 2021, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $510,000, primarily due to increased compensation and utilities costs. Non-controllable expenses at same-store communities increased by $451,000, primarily due to insurance costs.
Property operating expenses, including real estate taxes, increased by $1.3 million to $38.0 million in the six months ended June 30, 2021, compared to $36.7 million in the same period of the prior year. An increase of $2.4 million at non-same-store communities was offset by a decrease of $1.8 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 2.1% or $684,000 in the six months ended June 30, 2021, compared to the same period of the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $203,000, primarily due to increases in compensation and utilities costs. Non-controllable expenses at same-store communities increased by $481,000 primarily due to insurance costs.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 55.0% to $2.1 million in the three months ended June 30, 2021, compared to $1.3 million in the same period of the prior year. The increase is primarily due to nonrecurring technology initiatives as well as compensation costs from an increase in headcount.
Property management expense increased by 32.9% to $3.9 million in the six months ended June 30, 2021, compared to $2.9 million in the same period of the prior year. The increase is primarily due to technology initiatives and compensation costs.
Casualty gain (loss). Casualty gain (loss) decreased by 103.0% to a gain of $27,000 in the three months ended June 30, 2021, compared to a loss of $913,000 in the same period of the prior year. The decrease is primarily due to weather-related losses that occurred in the prior year which did not occur in the current year.
Casualty gain (loss) decreased by 94.0% to $74,000 in the six months ended June 30, 2021, compared to $1.2 million in the same period of the prior year. The decrease is primarily due to weather-related losses that occurred in the prior year which did not occur in the current year.
Depreciation and amortization. Depreciation and amortization increased by 6.3% to $19.3 million in the three months ended June 30, 2021, compared to $18.2 million in the same period of the prior year, attributable to an increase of $2.2 million from non-same-store properties, offset by a decrease of $382,000 from same-store properties and $653,000 from sold properties.
Depreciation and amortization increased by 8.2% to $39.3 million in the six months ended June 30, 2021, compared to $36.3 million in the same period of the prior year, attributable to an increase of $5.6 million from non-same-store properties, offset by decreases of $1.5 million and $1.1 million at same-store communities and sold properties, respectively.
General and administrative expenses.  General and administrative expenses increased by 18.6% to $3.8 million in the three months ended June 30, 2021, compared to $3.2 million in the same period of the prior year, primarily attributable to increases of $648,000 in incentive-based compensation costs related to company performance and share-based compensation arrangements due to the timing and form of grants and $279,000 in technology initiatives, offset by a decrease of $54,000 in consulting.
General and administrative expenses increased by 16.2% to $7.7 million in the six months ended June 30, 2021, compared to $6.6 million in the same period of the prior year, primarily attributable to increases of $855,000 in incentive-based compensation costs related to company performance and share-based compensation arrangements due to the timing and form of grants, $523,000 for technology implementation initiatives, and $123,000 in legal costs, offset by a decrease in consulting costs.
Interest expense.  Interest expense increased by 2.1% to $7.1 million in the three months ended June 30, 2021, compared to $6.9 million in the same period of the prior year, primarily due to maintaining a larger average balance on the line of credit compared to the same period of the prior year and the addition of the Series C notes.
Interest expense increased by 3.4% to $14.3 million in the six months ended June 30, 2021, compared to $13.9 million in the same period of the prior year, primarily due to maintaining a larger average balance on the line of credit compared to the same period of the prior year and the addition of the Series C notes.
Interest and other income (loss). Interest and other income increased by 18.8% to $619,000 in the three months ended June 30, 2021, compared to $521,000 in the same period of the prior year.

Interest and other income increased to $1.1 million in the six months ended June 30, 2021, compared to a loss of $2.3 million in the same period of the prior year. The increase was primarily due to a $3.4 million loss in the value of marketable securities during the six months ended June 30, 2020 which did not occur in the current period.
Net income (loss) available to common shareholders. Net income available to common shareholders increased by 470.0% to $19.9 million for the three months ended June 30, 2021, compared to a net loss of $5.4 million in the three months ended June 30, 2020.
Net income available to common shareholders increased by 197.3% to $13.5 million for the six months ended June 30, 2021, compared to a net loss of $13.8 million in the same period of the prior year.
Funds from Operations.
Centerspace believes that Funds from Operations (“FFO”), which is a non-GAAP financial measures used as a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation.
The Company uses the definition of Funds from Operations FFO adopted by the National Association of Real Estate Investment Trusts, Inc. (“Nareit”). Nareit defines FFO as net income or loss calculated in accordance with GAAP, excluding:
•depreciation and amortization related to real estate;
•gains and losses from the sale of certain real estate assets; and
•impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.
The exclusion in Nareit’s definition of FFO of impairment write-downs and gains and losses from the sale of real estate assets helps to identify the operating results of the long-term assets that form the base of investments, and assists management and investors in comparing those operating results between periods.
Due to limitations of the Nareit FFO definition, Centerspace has made certain interpretations in applying this definition. The Company believes that all such interpretations not specifically provided for in the Nareit definition are consistent with this definition. Nareit's FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT's main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business.
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all of the company’s needs, including its ability to service indebtedness or make distributions to shareholders.
FFO applicable to common shares and Units for the three months ended June 30, 2021, increased to $13.7 million compared to $12.4 million for the comparable period ended June 30, 2020, an increase of 10.4%. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by decreased NOI from dispositions and increases in property management and general and administrative expenses.
FFO applicable to common shares and Units for the six months ended June 30, 2021, increased to $26.6 million compared to $21.0 million for the same period of the prior year, an increase of 26.4%. The increase was primarily due to a prior year loss of $3.4 on marketable securities that did not occur in the current year, as well as increased NOI from same-store and non-same-store, offset by a decrease in NOI from dispositions.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) available to common shareholders	$19,931	$(5,387)	$13,457	$(13,826)
Adjustments:
Noncontrolling interests – Operating Partnership	1,386	(447)	917	(1,139)
Depreciation and amortization	19,308	18,156	39,300	36,316
Less depreciation – non real estate	(87)	(88)	(185)	(181)
Less depreciation – partially owned entities	(24)	(33)	(48)	(315)
(Gain) loss on sale of real estate	(26,840)	190	(26,840)	190
Funds from operations applicable to common shares and Units	$13,674	$12,391	$26,601	$21,045

Funds from operations applicable to common shares and Units	$13,674	$12,391	$26,601	$21,045
Dividends to preferred unitholders	160	160	320	320
Funds from operations applicable to common shares and Units - diluted	$13,834	$12,551	$26,921	$21,365

Per Share Data
Earnings (loss) per common share - diluted	$1.48	$(0.44)	$1.02	$(1.13)
FFO per share and Unit - diluted	$0.95	$0.93	$1.87	$1.58

Weighted average shares and Units - diluted	14,514	13,558	14,402	13,482
Acquisitions and Dispositions
During the second quarter of 2021, the Company disposed of five apartment communities compared to one parcel of unimproved land in the same period of the prior year. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing acquisitions and dispositions during the six-month periods ended June 30, 2021 and 2020.
Distributions Declared
Distributions of $0.70 and $1.40 per common share and Unit were declared during the three and six months ended June 30, 2021 and 2020, respectively. Distributions of $0.4140625 and $0.828125 per Series C preferred share were declared during the three and six months ended June 30, 2021 and 2020, respectively. Distributions of $0.9655 and $1.931 per Series D preferred unit were declared during the three and six months ended June 30, 2021 and 2020, respectively.
Liquidity and Capital Resources
Overview
Centerspace intends to maintain a strong balance sheet and preserve financial flexibility, which the Company believes should enhance its ability to capitalize on appropriate investment opportunities as they may arise. The Company intends to maintain its capital structure by continuing to focus on core fundamentals, which include generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
The Company’s primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under the unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under the shelf registration statement, and long-term unsecured debt and secured mortgages.
The Company’s primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to communities, distributions to the holders of preferred shares, common shares, Series D preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, and acquisitions of additional communities.
Although the Company believes that its financial condition and liquidity are sufficient to meet its reasonably anticipated liquidity demands, factors that could impact the Company’s future liquidity include, but are not limited to, volatility in capital and credit markets, the ability to access capital and credit markets, the effects of the COVID-19 pandemic, including its potential impact on the Company’s ability to access the capital and credit markets on reasonable terms (or at all), the minimum REIT dividend requirements, and the Company’s ability to complete asset purchases, sales, or developments.
As of June 30, 2021, the Company had total liquidity of approximately $168.2 million, which included $163.0 million available on the line of credit and $5.2 million of cash and cash equivalents. As of December 31, 2020, the Company had total liquidity of approximately $97.5 million, which included $97.1 million on the line of credit and $392,000 of cash and cash equivalents.
COVID-19-Related Impacts on Liquidity
Centerspace anticipates that its primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations and availability under the unsecured lines of credit. Although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic, the Company has other available sources of liquidity such as proceeds from property dispositions; offerings of preferred and common shares under the shelf registration statement, ; and long term unsecured term loans and secured mortgages. The Company has the following contractual obligations over the next twelve months:
•$12.8 million debt maturities remaining in 2021;
•$7.3 million debt maturities in the first six months of 2022; and
•approximately $7.8 million remaining to fund under a mezzanine loan the Company originated for the development of a multifamily community in Minneapolis, Minnesota.
Potential Impact of COVID-19-Related Effects on Continuing Debt Availability
Although the Company is in compliance with the covenants under all of its debt facilities and currently expects to continue to remain in compliance with these covenants, there can be no assurance that the Company will remain in compliance with those covenants or be able to access these funds depending on the length of the COVID-19 pandemic and the breadth of its impact on the U.S. economy generally and the credit markets in particular. Under the terms of the credit facility, the Company may be unable to obtain advances under the credit facility if:
•the Company is unable to make certain representations and warranties, including a certification that, since April 30, 2018, there has been no adverse change in the business, financial condition, operations, performance or properties, taken as a whole, which would reasonably be expected to have a material adverse effect;
•changes in the Company’s consolidated property NOI or capitalization rates applicable to the properties in the borrowing base reduce or eliminate availability under the credit facility; or
•changes in the nature and composition (including occupancy rate) of the properties in the borrowing base cause these properties to become ineligible to be part of the borrowing base, and if the Company is not able to replace such properties with other qualifying properties, such ineligibility could reduce or eliminate the availability under the credit facility.
Even if the Company remains in compliance with the foregoing representations, warranties, and covenants, it may be unable to access the full amount available under the credit facilities if its lenders fail to fund their commitments, which could occur if:
•credit market deterioration or overall economic conditions affect the ability of one or more of the Company’s lenders to meet their funding commitments under the revolving credit facility. If a lender fails to fund its commitment under the revolving credit facility, that portion of the credit facility will be unavailable if the lender’s commitment is not replaced by a new commitment from an alternate lender;
•distressed market conditions cause the Company’s lenders to transfer their commitments to other institutions, which could result in committed funds not being available, particularly if consolidation of the commitments under the credit facility or among its lenders were to occur; or
•the Company is unable to obtain additional letters of credit due to a default by any lender in meeting its funding obligations.

As of the date of this filing, the Company has not experienced any restrictions or limitations on the availability of credit in its markets or with its lenders, although there can be no assurance that the Company will continue to be able to access the credit markets generally or the credit facility in the future.
Debt
The Company has an unsecured credit facility for $395.0 million, with the commitment allocated to a revolving line of credit for $250.0 million and the remaining $145.0 million allocated between two term loans: a $70.0 million unsecured term loan that matures on January 15, 2024 and a $75.0 million unsecured term loan that matures on August 31, 2025.
As of June 30, 2021, the line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of properties contained in an unencumbered asset pool (“UAP”). As of June 30, 2021, the additional borrowing availability was $163.0 million beyond the $87.0 million drawn, including the balance on the operating line of credit (discussed below). At December 31, 2020, the line of credit borrowing capacity was $250.0 million based on the UAP, of which $152.9 million was drawn on the line, including the balance on the operating line of credit. This credit facility matures on August 31, 2022, with one twelve-month option to extend the maturity date at the Company’s election.
In January, the Company amended and expanded its private shelf agreement to increase the aggregate amount available for issuance of unsecured senior promissory notes to $225.0 million. In September 2019, the Company issued $75.0 million of Series A notes due September 13, 2029, bearing interest at a rate of 3.84% annually, and $50.0 million of Series B notes due September 30, 2028, bearing interest at a rate of 3.69% annually, under this facility. In January 2021, the Company issued $50.0 million of Series C notes due June 6, 2030, bearing interest at a rate of 2.70%. An additional $50.0 million remains available under this agreement.
The Company also has a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
Mortgage loan indebtedness was $288.4 million and $298.4 million on June 30, 2021 and December 31, 2020, respectively. All of the Company’s mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on the Company’s results of operations and cash flows. As of June 30, 2021, the weighted average interest rate on mortgage debt was 3.90%, compared to 3.93% as of December 31, 2020.
Equity
Centerspace has an equity distribution agreement in connection with the 2019 ATM Program through which it may offer and sell common shares having an aggregate gross sales price of up to $150.0 million, in amounts and at times that the Company determines. The proceeds from the sale of common shares under the 2019 ATM program are intended to be used for general corporate purposes, which may include the funding of acquisitions and the repayment of indebtedness. During the six months ended June 30, 2021, the Company issued 896,000 common shares under the 2019 ATM program at an average price of $74.19 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $66.5 million. As of June 30, 2021, common shares having an aggregate offering price of up to $0.1 million remained available under the 2019 ATM Program.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended June 30, 2021, the Company generated capital from various activities, including:
•Receiving $49.9 million, net of fees, from the issuance of Series C notes under the private placement agreement;
•Receiving $59.2 million, net of transaction costs, from the sale of five apartment communities in Rochester, Minnesota; and
•Receiving $66.4 million in net proceeds from the issuance of 896,000 common shares under the 2019 ATM Program.
During the six months ended June 30, 2021, the Company used capital for various activities, including:
•Acquiring Union Pointe, a 256-home apartment community located in Longmont, Colorado, for an aggregate purchase price of $76.9 million;

•Funding of mezzanine and construction loans of $12.8 million;
•Repaying $10.1 million of mortgage principal;
•Repaying $65.9 million on the line of credit; and
•Funding capital improvements for apartment communities of approximately $9.0 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of June 30, 2021, the Company had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the Company’s critical accounting policies during the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Centerspace’s exposure to market risk is primarily related to fluctuations in the general level of interest rates on the current and future fixed and variable rate debt obligations. The Company currently uses interest rate swaps to offset the impact of interest rate fluctuations on variable-rate term loans. The Company does not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.
See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity. As of June 30, 2021, the Company’s exposure to market risk has not changed materially since our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended June 30, 2021 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of the Company’s operations, the Company becomes involved in litigation. At this time, the Company knows of no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of the Company’s property is the subject.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
During the three months ended June 30, 2021, the Company issued no unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share and Unit(1)	Plans or Programs	Programs
April 1 - 30, 2021	—	—	—	—
May 1 - 31, 2021	70	70.56	—	—
June 1 - 30, 2021(2)	—	$—	—	—
Total	70	$70.56	—
(1)Amount includes commissions paid.
(2)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1
Name Change Amendment to Declaration of Trust (incorporated by reference to Appendix B of the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2021)

10.1	Form of Contribution Agreement (incorporated by reference to Exhibit 101 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2021)
10.2	Form of Tax Protection Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2021)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

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

Date: August 2, 2021