Form 10-Q
period 2021-09-30
CENTERSPACE
filed 2021-11-01
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
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
    The number of common shares of beneficial interest outstanding as of October 25, 2021, was 14,280,535.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	September 30, 2021	December 31, 2020
ASSETS
Real estate investments
Property owned	$2,203,606	$1,812,557
Less accumulated depreciation	(426,926)	(399,249)
	1,776,680	1,413,308
Mortgage loans receivable at fair value	42,160	24,661
Total real estate investments	1,818,840	1,437,969
Cash and cash equivalents	20,816	392
Restricted cash	2,376	6,918
Other assets	34,919	18,904
TOTAL ASSETS	$1,876,951	$1,464,183
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$58,092	$55,609
Revolving lines of credit	57,000	152,871
Notes payable, net of unamortized loan costs of $546 and $754 respectively	299,454	269,246
Mortgages payable, net of unamortized loan costs of $3,258 and $1,371, respectively	489,140	297,074
TOTAL LIABILITIES	$903,686	$774,800
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at September 30, 2021 and December 31, 2020, aggregate liquidation preference of $16,560)	$21,585	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at September 30, 2021 and December 31, 2020, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 14,281 shares issued and outstanding at September 30, 2021 and 13,027 shares issued and outstanding at December 31, 2020)	1,092,130	968,263
Accumulated distributions in excess of net income	(454,691)	(427,681)
Accumulated other comprehensive income (loss)	(5,784)	(15,905)
Total shareholders’ equity	$725,185	$618,207
Noncontrolling interests – Operating Partnership and Series E preferred units	225,850	53,930
Noncontrolling interests – consolidated real estate entities	645	686
Total equity	$951,680	$672,823
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,876,951	$1,464,183
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$50,413	$44,138	$143,717	$132,454
EXPENSES
Property operating expenses, excluding real estate taxes	14,434	13,129	40,901	38,957
Real estate taxes	5,916	5,402	17,450	16,277
Property management expense	2,203	1,442	6,055	4,341
Casualty (gain) loss	(10)	91	64	1,331
Depreciation and amortization	22,447	18,995	61,747	55,311
General and administrative expenses	4,279	3,077	11,982	9,707
TOTAL EXPENSES	$49,269	$42,136	$138,199	$125,924
Operating income	1,144	2,002	5,518	6,530
Interest expense	(7,302)	(6,771)	(21,622)	(20,622)
Interest and other income (loss)	(5,082)	277	(4,032)	(1,979)
Income (loss) before gain (loss) on sale of real estate and other investments	(11,240)	(4,492)	(20,136)	(16,071)
Gain (loss) on sale of real estate and other investments	—	25,676	26,840	25,486
NET INCOME (LOSS)	$(11,240)	$21,184	$6,704	$9,415
Dividends to Series D preferred unitholders	(160)	(160)	(480)	(480)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	1,930	(1,387)	1,013	(248)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(22)	(8)	(58)	132
Net income (loss) attributable to controlling interests	(9,492)	19,629	7,179	8,819
Dividends to preferred shareholders	(1,607)	(1,607)	(4,821)	(4,921)
Discount (premium) on redemption of preferred shares	—	(1)	—	297
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(11,099)	$18,021	$2,358	$4,195

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.79)	$1.40	$0.17	$0.33

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.81)	$1.38	$0.12	$0.33
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,240)	$21,184	$6,704	$9,415
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	(70)	(210)	1,555	(11,314)
(Gain) loss on derivative instrument reclassified into earnings	6,350	1,093	8,566	1,665
Total comprehensive income (loss)	$(4,960)	$22,067	$16,825	$(234)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(3,055)	(1,451)	(2,389)	516
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(22)	(8)	(58)	132
Comprehensive income (loss) attributable to controlling interests	$(8,037)	$20,608	$14,378	$414

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Nine Months Ended September 30, 2020	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				8,819		116	8,935
Change in fair value of derivatives					(9,649)		(9,649)
Distributions - common shares and units ($2.10 per share and unit)				(26,576)		(2,159)	(28,735)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,921)			(4,921)
Share-based compensation, net of forfeitures		20	1,521				1,521
Sale of common shares, net		819	58,204				58,204
Redemption of units for common shares		40	(344)			344	—
Shares repurchased	(5,926)			297			(5,629)
Acquisition of noncontrolling interests - consolidated real estate entities			(7,584)			(4,637)	(12,221)
Other		(1)	(761)			(135)	(896)
Balance September 30, 2020	$93,530	12,976	$968,436	$(412,577)	$(17,256)	$54,378	$686,511

Nine Months Ended September 30, 2021
Balance December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				7,179		(955)	6,224
Change in fair value of derivatives					10,121		10,121
Distributions - common shares and units ($2.12 per share and unit)				(29,368)		(1,891)	(31,259)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,821)			(4,821)
Distributions - Series E preferred units ($0.322917 per unit)						(585)	(585)
Share-based compensation, net of forfeitures		28	2,088				2,088
Sale of common shares, net		1,095	85,864				85,864
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of units for common shares		131	(2,815)			2,815	—
Change in value of Series D preferred units			(5,025)				(5,025)
Other		—	(1,150)			(113)	(1,263)
Balance September 30, 2021	$93,530	14,281	$1,092,130	$(454,691)	$(5,784)	$226,495	$951,680

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

Three Months Ended September 30, 2020	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance June 30, 2020	$93,579	12,827	$958,292	$(421,515)	$(18,139)	$53,290	$665,507
Net income (loss) attributable to controlling interests and noncontrolling interests				19,629		1,395	21,024
Change in fair value of derivatives					883		883
Distributions - common shares and units ($0.70 per share and unit)				(9,083)		(713)	(9,796)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Share-based compensation, net of forfeitures		—	554				554
Sale of common shares, net		145	10,063				10,063
Redemption of units for common shares		4	(462)			462	—
Shares repurchased	(49)			(1)			(50)
Other		—	(11)			(56)	(67)
Balance September 30, 2020	$93,530	12,976	$968,436	$(412,577)	$(17,256)	$54,378	$686,511

Three Months Ended September 30, 2021
Balance June 30, 2021	$93,530	14,045	$1,033,940	$(433,310)	$(12,064)	$53,790	$735,886
Net income (loss) attributable to controlling interests and noncontrolling interests				(9,492)		(1,908)	(11,400)
Change in fair value of derivatives					6,280		6,280
Distributions - common shares and units ($0.72 per share and unit)				(10,282)		(609)	(10,891)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.322917 per unit)						(585)	(585)
Share-based compensation, net of forfeitures		1	600				600
Sale of common shares, net		199	19,508				19,508
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of units for common shares		36	(3,233)			3,233	—
Change in value of Series D preferred units			(3,563)				(3,563)
Other		—	(27)			(34)	(61)
Balance September 30, 2021	$93,530	14,281	$1,092,130	$(454,691)	$(5,784)	$226,495	$951,680

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,704	$9,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	62,527	56,070
(Gain) loss on sale of real estate and other investments	(26,840)	(25,486)
Realized (gain) loss on marketable securities	—	3,378
Share-based compensation expense	2,088	1,521
Loss on termination of interest rate swaps	5,343	—
Other, net	3,275	2,393
Changes in other assets and liabilities:
Other assets	(4,550)	(1,632)
Accounts payable and accrued expenses	7,808	1,599
Net cash provided by (used by) operating activities	$56,355	$47,258
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities	—	3,856
Proceeds from repayment of mortgage loans and notes receivable	139	10,020
Increase in mortgages and notes receivable	(17,498)	(18,187)
Proceeds from sale of real estate and other investments	59,233	43,669
Payments for acquisitions of real estate investments	(209,669)	(168,411)
Payments for improvements of real estate investments	(20,655)	(20,411)
Other investing activities	(441)	892
Net cash provided by (used by) investing activities	$(188,891)	$(148,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from mortgages payable	196,725	—
Principal payments on mortgages payable	(27,650)	(17,233)
Proceeds from revolving lines of credit	173,733	126,578
Principal payments on revolving lines of credit	(269,604)	(41,656)
Net proceeds from notes payable	174,544	—
Principal payments on notes payable	(145,000)	—
Payment for termination of interest rate swap	(3,804)	—
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	(12,221)
Net proceeds from issuance of common shares	85,864	58,204
Repurchase of Series C preferred shares	—	(5,629)
Distributions paid to common shareholders	(28,205)	(25,962)
Distributions paid to preferred shareholders	(4,821)	(4,921)
Distributions paid to preferred unitholders	(480)	(480)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(2,550)	(2,187)
Other financing activities	(334)	(293)
Net cash provided by (used by) financing activities	$148,418	$74,200
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	15,882	(27,114)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,310	46,117
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$23,192	$19,003

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,239	$(297)
Operating partnership units converted to shares	(2,815)	(344)
Distributions declared but not paid to common shareholders	10,891	9,796
Retirement of shares withheld for taxes	929	—
Real estate assets acquired through assumption of debt	20,000	—
Fair value adjustment to debt	2,367	—
Real estate assets acquired through exchange of note receivable	—	17,663
Note receivable exchanged through real estate acquisition	—	(17,663)
Real estate assets acquired through issuance of Series E preferred units	217,513	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$20,050	$19,527

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
Balance sheet description	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$20,816	$392	$16,804
Restricted cash	2,376	6,918	2,199
Total cash, cash equivalents and restricted cash	$23,192	$7,310	$19,003
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the nine months ended September 30, 2021 and 2020
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of September 30, 2021, Centerspace owned interests in 79 apartment communities consisting of 14,275 apartment homes.
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
The Condensed Consolidated Financial Statements also reflect the Operating Partnership’s ownership of a joint venture entity in which the Operating Partnership has a general partner or controlling interest. This entity is consolidated into the Company’s operations, with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
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
	This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provides updated disclosure requirements.	This ASU is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted.	Centerspace early adopted this guidance in the first quarter of 2021 using the modified retrospective method. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of September 30, 2021 and December 31, 2020, restricted cash consisted primarily of real estate deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
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
Beginning in April 2020, the Company abated rent, common area maintenance, and real estate taxes for commercial tenants that experienced government-mandated interruptions or closures of their businesses related to the COVID-19 pandemic. The Company elected to account for these accommodations as though enforceable rights and obligations existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020. The accommodations were recognized as variable lease payments. During the three months ended September 30, 2021, the Company did not recognize a reduction in revenue due to the abatement of amounts due from commercial tenants, compared to a reduction of $136,000 in the same period of the prior year. During the nine months ended September 30, 2021 and 2020, the Company recognized reductions of $47,000 and $538,000, respectively, due to the abatement of amounts due from commercial tenants.
Many of the leases contain non-lease components for utility reimbursement from residents and common area maintenance from commercial tenants. Centerspace has elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of September 30, 2021, was as follows:

(in thousands)
2021 (remainder)	$593
2022	2,339
2023	2,336
2024	2,323
2025	2,292
Thereafter	2,488
Total scheduled lease income - commercial operating leases	$12,371
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
The following table presents the disaggregation of revenue streams for the three and nine months ended September 30, 2021 and 2020:

		(in thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Applicable Standard	2021	2020	2021	2020
Fixed lease income - operating leases	Leases	$47,292	$41,712	$134,817	$125,555
Variable lease income - operating leases	Leases	2,171	1,729	6,243	4,811
Other property revenue	Revenue from contracts with customers	950	697	2,657	2,088
Total revenue		$50,413	$44,138	$143,717	$132,454

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
During the three and nine months ended September 30, 2021 and 2020, the Company recorded no impairment charges.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In March 2020, in connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company acquired a tax increment financing note receivable (“TIF”) with a principal balance of $6.4 million at September 30, 2021 and December 31, 2020, which appears within other assets in the Condensed Consolidated Balance Sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.

In December 2019, Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. During the three months ended September 30, 2021, construction on the project was completed and the lease-up phase began. In conjunction with the loans, the Company received a guaranty for the substantial completion of the project improvements from an investment grade guarantor. The construction and mezzanine loans bear and accrue interest at 4.5% and 11.5%, respectively. As of September 30, 2021, the Company had fully funded the $29.9 million construction loan and $11.4 million of the mezzanine loan, both of which appear within mortgage loans receivable in the Condensed Consolidated Balance Sheets. As of September 30, 2021, the construction loan had accrued $813,000 of interest which is added to the $29.9 million original principal balance. As of December 31, 2020, the Company had funded $24.7 million of the construction loan. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides Centerspace with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity (“VIE”). The Company is not the primary beneficiary of the VIE as it does not have the power to direct the activities that most significantly impact the entity’s economic performance nor does it have significant influence over the entity.
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
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. Equity securities are reported at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income on the consolidated statements of operations. As of September 30, 2021 and December 31, 2020 the Company had no marketable securities. During the nine months ended September 30, 2020, the Company had a realized loss of $3.4 million arising from the disposal of such securities which appears in interest and other income (loss) in the Condensed Consolidated Statements of Operations.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under the 2015 Incentive Plan, Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on the earnings per share upon exercise of the RSUs or ISOs or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
Performance-based RSUs of 31,821 for the three and nine months ended September 30, 2021 and 27,506 for the three and nine months ended September 30, 2020, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
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
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021 and 2020:

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NUMERATOR
Net income (loss) attributable to controlling interests	$(9,492)	$19,629	$7,179	$8,819
Dividends to preferred shareholders	(1,607)	(1,607)	(4,821)	(4,921)
Redemption of preferred shares	—	(1)	—	297
Numerator for basic earnings (loss) per share – net income available to common shareholders	(11,099)	18,021	2,358	4,195
Noncontrolling interests – Operating Partnership and Series E preferred units	(1,930)	1,387	(1,013)	248
Dividends to preferred unitholders	160	160	480	480
Numerator for diluted earnings (loss) per share	$(12,869)	$19,568	$1,825	$4,923
DENOMINATOR
Denominator for basic earnings per share weighted average shares	14,065	12,885	13,501	12,424
Effect of redeemable operating partnership units	865	1,020	917	1,039
Effect of Series D preferred units	228	228	228	—
Effect of Series E preferred units	705	—	239	—
Effect of dilutive restricted stock units and stock options	59	10	32	—
Denominator for diluted earnings per share	15,922	14,143	14,917	13,463

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.79)	$1.40	$0.17	$0.33

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.81)	$1.38	$0.12	$0.33

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 845,000 and 977,000 outstanding Units at September 30, 2021 and December 31, 2020, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and nine months ended September 30, 2021 and 2020 as detailed in the table below.

	(in thousands)
Three Months Ended September 30,	Number of Units	Net Book Basis
2021	36	$(3,233)
2020	4	$(462)

Nine Months Ended September 30,
2021	131	$(2,815)
2020	40	$(344)
Series E Preferred Units (Noncontrolling interests). On September 1, 2021, Centerspace issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units, representing a conversion exchange rate of $83.00 per unit. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights and are required to hold the units for one year before they may elect to convert.
Common Shares and Equity Awards. Common shares outstanding on September 30, 2021 and December 31, 2020, totaled 14.3 million and 13.0 million, respectively. There were 578 and 26,764 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and nine months ended September 30, 2021, respectively, with a total grant-date fair value of $32,000 and $946,000, respectively. During the three and nine months ended September 30, 2020, the Company issued 297 and 20,998 shares, respectively, upon the vesting of equity awards under the 2015 Incentive Plan, with a total grant-date fair value of $17,000 and $1.0 million, respectively. These shares vest based on performance and service criteria.
Equity Distribution Agreement. Centerspace had an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which it could offer and sell common shares having an aggregate sales price of up to $150.0 million. Under the 2019 ATM Program, we sold shares having an aggregate sales price of $149.9 million. During the three months ended September 30, 2021, the Company replaced the 2019 ATM Program with a new at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program are intended to be used for general purposes, which may include the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and nine months ended September 30, 2021 and 2020 under both the 2019 and 2021 ATM Programs. As of September 30, 2021, common shares having an aggregate offering price of up to $230.1 million remained available under the 2021 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2021	199	$19,632	$98.58
2020	145	$10,218	$70.55

Nine Months Ended September 30,
2021	1,095	$86,127	$78.63
2020	819	$57,528	$70.23
(1)Total consideration is net of $299,000 and $1.0 million in commissions and issuance costs during the three and nine months ended September 30, 2021, respectively. Total consideration for the three and nine months ended September 30, 2020 is net of $156,000 and $890,000 in commissions, respectively, and issuance costs.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at September 30, 2021 and December 31, 2020. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). On February 26, 2019, Centerspace issued 165,600 newly created Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. The Series D preferred units have an aggregate liquidation preference of $16.6 million. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
As of September 30, 2021, 46 apartment communities were not encumbered by mortgages and are available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of September 30, 2021, the additional borrowing availability was $193.0 million beyond the $57.0 million drawn. This unsecured credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and provide for a $400.0 million accordion option.
Prior to the amendment, the unsecured credit facility also had unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the Condensed Consolidated Balance Sheets. As of September 30, 2021, these term loans had been paid in full.
The interest rates on the line of credit and term loans are based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it is in compliance with all such financial covenants and limitations as of September 30, 2021.

In January 2021, Centerspace amended and expanded its private shelf agreement to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. Under this agreement, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of September 30, 2021. In September 2021, the Company entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, Centerspace entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the financing of 16 apartment communities acquired during the quarter. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of September 30, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of September 30, 2021, Centerspace owned 17 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of September 30, 2021, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
Centerspace also has a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes indebtedness:

	(in thousands)
	September 30, 2021	December 31, 2020	Weighted Average Maturity in Years at September 30, 2021
Lines of credit	$57,000	$152,871	4.00
Term loans (1)	—	145,000
Unsecured senior notes (1)	300,000	125,000	8.88
Unsecured debt	357,000	422,871	8.10
Mortgages payable - Fannie Mae credit facility	198,850	—	9.81
Mortgages payable - other	293,547	298,445	5.05
Total debt	$849,397	$721,316	7.46
Weighted average interest rate on lines of credit (rate with swap)	2.79%	2.85%
Weighted average interest rate on term loans (rate with swap)	3.52%	4.15%
Weighted average interest rate on unsecured senior notes	3.12%	3.78%
Weighted average interest rate on mortgages payable - Fannie Mae credit facility	2.78%	—
Weighted average interest rate on mortgages payable - other	3.83%	3.93%
Weighted average interest rate on total debt	3.23%	3.62%
(1)Included within notes payable on the Condensed Consolidated Balance Sheets.

The aggregate amount of required future principal payments on unsecured senior notes and mortgages payable as of September 30, 2021, was as follows:

(in thousands)
2021 (remainder)	$1,362
2022	34,284
2023	45,068
2024	4,054
2025	32,850
Thereafter	475,929
Total payments	$593,547
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily uses interest rate swap contracts to fix the variable interest rate debt.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for the interest rate swaps will be reclassified to interest expense as interest payments are incurred on the hedged variable rate debt. During the next twelve months, the Company estimates an additional $1.9 million will be reclassified as an increase to interest expense.
At September 30, 2021, the Company had one interest rate swap contract designated as a cash flow hedge of interest rate risk with a total notional amount of $75.0 million to fix the interest rate on the line of credit.
As of December 31, 2020, Centerspace had three interest rate swap contracts designated as cash flow hedges of interest rate risk with a notional amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million. These interest rate swaps fixed the interest rate on the term loans and a portion of the line of credit.
During the three months ended September 30, 2021, Centerspace paid $3.8 million to terminate its $50.0 million interest rate swap and its $70.0 million interest rate swap in connection with the pay down of the Company’s term loans (see Note 5 - Debt for additional details). The Company accelerated the reclassification of a $5.4 million loss from OCI into other income loss in the Condensed Consolidated Statement of Operations as a result of the hedged transactions becoming probable not to occur.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships are recorded directly to earnings within other income loss in the Condensed Consolidated Statement of Operations. As of September 30, 2021, the Company had one interest rate swap with a notional amount of $70.0 million that is not effective until January 31, 2023 and was not designated as a hedge in a qualifying hedging relationship. For the three and nine months ended September 30, 2021, the Company recorded a gain of $60,000 related to the interest rate swap not designated in a hedging relationship.
As of December 31, 2020, the Company did not have any outstanding interest rate derivatives that were not designated as hedges in a qualifying hedging relationships.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

		(in thousands)
		September 30, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$6,012	$15,905
Total derivative instruments not designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$1,457	$—

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of September 30, 2021 and 2020.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended September 30,	2021	2020		2021	2020
Total derivatives in cash flow hedging relationships - Interest rate contracts	$(70)	$(210)	Interest expense	$(940)	$(1,093)

Nine months ended September 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$1,555	$(11,314)	Interest expense	$(3,156)	$(1,665)
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets
Mortgages and notes receivable	$48,364	—	—	$48,364
Liabilities
Derivative instruments - interest rate swaps	$7,469	—	—	$7,469

December 31, 2020
Assets
Mortgages and notes receivable	$30,994	—	—	$30,994
Liabilities
Derivative instruments - interest rate swaps	$15,905	$—	—	$15,905
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

	(in thousands)
	Fair Value Measurement at September 30,	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Nine months ended September 30, 2021
Mortgage loans and notes receivable	$48,364	$11	$1,759	$1,770
Nine months ended September 30, 2020
Mortgage loans and notes receivable	$24,315	$3	$260	$263
As of September 30, 2021, Centerspace has an investment of $604,000 in a real estate technology venture consisting of privately held entities that develop technology related to the real estate industry. This investment is measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of September 30, 2021, the Company had unfunded commitments of $1.4 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of the Company’s financial instruments as of September 30, 2021 and December 31, 2020, respectively, are as follows:

	(in thousands)
	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$20,816	$20,816	$392	$392
Restricted cash	$2,376	$2,376	$6,918	$6,918
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$57,000	$57,000	$152,871	$152,871
Term loans(1)	$—	$—	$145,000	$145,000
Unsecured senior notes	$300,000	$308,560	$125,000	$133,181
Mortgages payable - Fannie Mae	$198,850	$198,850	$—	$—
Mortgages payable - other	$293,547	$297,988	$298,445	$308,855
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired 17 new apartment communities for an aggregate acquisition cost of $359.9 million during the three months ended September 30, 2021 compared to acquisitions of $144.8 million in the three months ended September 30, 2020. The acquisitions during the nine months ended September 30, 2021 and 2020 are detailed below.

Nine Months Ended September 30, 2021

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(2)	Other(3)	Land	Building	Intangible Assets	Other(4)
256 homes - Union Pointe - Longmont, CO	January 6, 2021	$76,900	$76,900	$—	$—	$5,727	$69,966	$1,207	$—
120 homes - Bayberry Place - Minneapolis, MN	September 1, 2021	16,673	898	9,855	5,920	1,807	14,113	753	—
251 homes - Burgandy & Hillsboro Court - Minneapolis, MN	September 1, 2021	35,569	2,092	22,542	10,935	2,834	31,148	1,587	—
97 homes - Venue on Knox - Minneapolis, MN	September 1, 2021	18,896	500	11,375	7,021	3,438	14,743	715	—
120 homes - Gatewood - St. Cloud, MN	September 1, 2021	7,781	378	3,388	4,015	327	6,858	596	—
84 homes - Grove Ridge - Minneapolis, MN	September 1, 2021	12,060	121	8,579	3,360	1,250	10,271	539	—
119 homes - The Legacy - St. Cloud, MN	September 1, 2021	10,560	229	5,714	4,617	412	9,556	592	—
151 homes - New Hope Garden & Village - Minneapolis, MN	September 1, 2021	15,006	1,435	10,812	2,759	1,603	12,578	825	—
330 homes - Palisades - Minneapolis, MN	September 1, 2021	53,354	2,884	30,470	20,000	6,919	46,577	2,211	(2,353)
96 homes - Plymouth Pointe - Minneapolis, MN	September 1, 2021	14,450	370	9,061	5,019	1,042	12,809	599	—
93 homes - Pointe West - St. Cloud, MN	September 1, 2021	7,558	91	3,605	3,862	246	6,849	463	—
301 homes - River Pointe - Minneapolis MN	September 1, 2021	38,348	2,249	21,653	14,446	3,346	33,117	1,885	—
70 homes - Southdale Parc - Minneapolis, MN	September 1, 2021	9,670	165	7,907	1,598	1,569	7,740	361	—
62 homes - Portage - Minneapolis, MN	September 1, 2021	9,171	323	5,588	3,260	2,133	6,685	353	—
200 homes - Windsor Gates - Minneapolis, MN	September 1, 2021	22,231	1,122	12,080	9,029	2,140	18,943	1,148	—
136 homes - Wingate - Minneapolis, MN	September 1, 2021	15,784	723	10,246	4,815	1,480	13,530	774	—
178 homes - Woodhaven - Minneapolis, MN	September 1, 2021	25,009	1,682	15,200	8,127	3,940	20,080	989	—
288 homes - Woodland Pointe - Minneapolis, MN	September 1, 2021	47,796	437	29,438	17,921	5,367	40,422	2,007	—
		$436,816	$92,599	$217,513	$126,704	$45,580	$375,985	$17,604	$(2,353)

Total Acquisitions		$436,816	$92,599	$217,513	$126,704	$45,580	$375,985	$17,604	$(2,353)
(1)Includes $36.1 million for additional fair value of Series E preferred units for the September 1, 2021 portfolio acquisition
(2)Fair value of Series E preferred units at the acquisition date
(3)Payoff of debt or assumption of seller's debt upon closing
(4)Debt discount on assumed mortgage

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
DISPOSITIONS
During the three months ended September 30, 2021, Centerspace disposed of no real estate. During the three months ended September 30, 2020, the Company disposed of four apartment communities and one commercial property for a total sale price of $43.0 million. The following tables detail the dispositions for the nine months ended had September 30, 2021 and 2020.
Nine Months Ended September 30, 2021

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
The following tables present NOI for the three and nine months ended September 30, 2021 and 2020, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended September 30, 2021	Multifamily	All Other	Total
Revenue	$49,248	$1,165	$50,413
Property operating expenses, including real estate taxes	20,066	284	20,350
Net operating income	$29,182	$881	$30,063
Property management			(2,203)
Casualty gain (loss)			10
Depreciation and amortization			(22,447)
General and administrative expenses			(4,279)
Interest expense			(7,302)
Interest and other income			(5,082)
Net income (loss)			$(11,240)

	(in thousands)
Three Months Ended September 30, 2020	Multifamily	All Other	Total
Revenue	$40,688	$3,450	$44,138
Property operating expenses, including real estate taxes	16,900	1,631	18,531
Net operating income	$23,788	$1,819	$25,607
Property management			(1,442)
Casualty gain (loss)			(91)
Depreciation and amortization			(18,995)
General and administrative expenses			(3,077)
Interest expense			(6,771)
Interest and other income			277
Income (loss) before gain (loss) on sale of real estate and other investments			(4,492)
Gain (loss) on sale of real estate and other investments			25,676
Net income (loss)			$21,184

	(in thousands)
Nine Months Ended September 30, 2021	Multifamily	All Other	Total
Revenue	$138,447	$5,270	$143,717
Property operating expenses, including real estate taxes	55,907	2,444	58,351
Net operating income	$82,540	$2,826	$85,366
Property management expenses			(6,055)
Casualty gain (loss)			(64)
Depreciation and amortization			(61,747)
General and administrative expenses			(11,982)
Interest expense			(21,622)
Interest and other income			(4,032)
Income (loss) before gain (loss) on sale of real estate and other investments			(20,136)
Gain (loss) on sale of real estate and other investments			26,840
Net income (loss)			$6,704

	(in thousands)
Nine Months Ended September 30, 2020	Multifamily	All Other	Total
Revenue	$120,946	$11,508	$132,454
Property operating expenses, including real estate taxes	49,626	5,608	55,234
Net operating income	$71,320	$5,900	$77,220
Property management expenses			(4,341)
Casualty gain (loss)			(1,331)
Depreciation and amortization			(55,311)
General and administrative expenses			(9,707)
Interest expense			(20,622)
Interest and other income			(1,979)
Income (loss) before gain (loss) on sale of real estate and other investments			(16,071)
Gain (loss) on sale of real estate and other investments			25,486
Net income (loss)			$9,415
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of September 30, 2021, and December 31, 2020, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of September 30, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$2,170,321	$33,285	$2,203,606
Less accumulated depreciation	(414,829)	(12,097)	(426,926)
Total property owned	$1,755,492	$21,188	$1,776,680
Mortgage loans receivable			42,160
Cash and cash equivalents			20,816
Restricted cash			2,376
Other assets			34,919
Total Assets			$1,876,951

	(in thousands)
As of December 31, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,727,229	$85,328	$1,812,557
Less accumulated depreciation	(368,717)	(30,532)	(399,249)
Total property owned	$1,358,512	$54,796	$1,413,308
Mortgage loans receivable			24,661
Cash and cash equivalents			392
Restricted cash			6,918
Other assets			18,904
Total Assets			$1,464,183

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
Restrictions on Taxable Dispositions.  Thirty-four properties, consisting of 6,511 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
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
Awards granted to trustees in May 2021, consist of 6,948 time-based RSUs with a one-year vesting period. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $2.1 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this report on Form 10-Q for the quarter ended September 30, 2021 (the “Report”), the audited financial statements for the year ended December 31, 2020, which are included in Form 10-K filed with the SEC on February 22, 2021, and the risk factors in Item 1A, “Risk Factors,” of Form 10-K for the year ended December 31, 2020.
This discussion and analysis, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial condition, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond the our control and could differ materially from actual results and performance.
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•the COVID-19 pandemic and its ongoing effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operation;
•deteriorating economic conditions and rising unemployment rates in the markets where we own apartment communities or in which it may invest in the future;

•rental conditions in our markets, including occupancy levels and rental rates, potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, or other factors, including the impact of the COVID-19-related governmental rules and regulations relating to rental rates, evictions, and other rental conditions;
•changes in operating costs, including real estate taxes, utilities, insurance costs, and expenses related to complying with COVID-19 restrictions or otherwise responding to the COVID-19 pandemic;
•timely access to material required to renovate apartment communities;
•adverse changes in our markets, including future demand for apartment homes in those markets, barriers of entry into new markets, limitations on the ability to increase rental rates, inability to identify and consummate attractive acquisitions and dispositions on favorable terms, inability to reinvest sales proceeds successfully, and inability to accommodate any significant decline in the market value of real estate serving as collateral for mortgage obligations;
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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of residents. As of September 30, 2021, we owned interests in 79 apartment communities consisting of 14,275 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets, was $2.2 billion at September 30, 2021, compared to $1.8 billion at December 31, 2020.
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
COVID-19 Developments
The COVID-19 pandemic has affected our business since March 2020, when it spread to many of the markets in which we own properties. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve. We enhanced cleaning protocols at our communities and offices, implemented physical distancing in community common spaces, and instituted remote work guidelines for team members, all in accordance with state and local guidelines. We are using technology to allow property teams to interact remotely with prospective residents through virtual leasing. We provided rent deferrals to residents and rent abatement to commercial tenants who were financially impacted by the COVID-19 pandemic. To support team members working on-site, we provided additional COVID-19 paid time off and enhanced flextime arrangements.
Certain states and cities, including some of those in which our apartment communities are located, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of businesses that may continue to operate, and restrictions on the types of construction projects that may continue. The availability of vaccines has led many states and cities to lift restrictions; however, due to new variants of the virus, we cannot predict whether restrictions will be reinstated or if additional restrictions will be imposed in the future. We implemented a plan to safely re-open common spaces in our communities while adhering to state and local guidelines, but recognize that an increase in COVID-19 cases in these markets could cause us to close common spaces or take other preventive measures.
We cannot predict the continued impact of the pandemic, including the impact of the proposed U.S. vaccine mandate, and the degree to which our business and results of operations may be affected, particularly given the extended duration of the pandemic.
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

Overview of the Three Months Ended September 30, 2021
On September 1, 2021, we closed on a strategic portfolio acquisition in Minneapolis and St. Cloud, Minnesota for an aggregate acquisition cost of $359.9 million. The portfolio is comprised of 14 apartment communities in Minneapolis and three apartment communities in St. Cloud with a total of 2,696 apartment homes. In connection with this transaction, we issued 1.8 million Series E preferred units with a par value of $100 per unit. The Series E preferred units pay a 3.875% dividend rate and are convertible, at the holder’s option, into Units at an exchange rate of 1.2048 Units per Series E preferred unit, representing a conversion price of $83.00 per Unit. The acquired assets were subject to $126.5 million in mortgage liabilities, of which $20.0 million was assumed at a rate of 4.31% with the remaining amount financed through a $198.9 million Fannie Mae credit facility agreement. The FMCF includes tranches in 7, 10, and 12-year increments with a weighted average interest rate of 2.78%.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing acquisitions and dispositions during the nine months ended September 30, 2021 and 2020.
For the three months ended September 30, 2021, revenue increased by $6.3 million to $50.4 million, compared to $44.1 million for the three months ended September 30, 2020, primarily due to same-store and non-same-store communities, offset by dispositions. Total expenses increased by $7.1 million to $49.3 million for the three months ended September 30, 2021, compared to $42.1 million for the three months ended September 30, 2020 primarily due to increased property operating expenses, depreciation and amortization, and general and administrative expenses. Funds from Operations (“FFO”) applicable to common shares and Units for the three months ended September 30, 2021 decreased by $3.3 million to $9.3 million compared to $12.6 million for the three months ended September 30, 2020. This decrease was primarily due to losses related to termination of interest rate swaps, increased property management and general and administrative expenses, and decreased NOI from dispositions, offset by increased NOI from same-store and non-same-store communities. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.

Results of Operations
Reconciliation of Operating Income to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”) (non-GAAP), which is defined below.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Operating income	$1,144	$2,002	$(858)	(42.9)%	$5,518	$6,530	$(1,012)	(15.5)%
Adjustments:
Property management expenses	2,203	1,442	761	52.8%	6,055	4,341	1,714	39.5%
Casualty (gain) loss	(10)	91	(101)	(111.0)%	64	1,331	(1,267)	(95.2)%
Depreciation and amortization	22,447	18,995	3,452	18.2%	61,747	55,311	6,436	11.6%
General and administrative expenses	4,279	3,077	1,202	39.1%	11,982	9,707	2,275	23.4%
Net operating income	$30,063	$25,607	$4,456	17.4%	$85,366	$77,220	$8,146	10.5%
Consolidated Results of Operations
The following consolidated results of operations cover the three and nine months ended September 30, 2021 and 2020.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Same-store	$42,034	$39,571	$2,463	6.2%	$122,555	$118,627	$3,928	3.3%
Non-same-store	7,214	1,117	6,097	545.8%	15,892	2,319	13,573	585.3%
Other properties	1,120	833	287	34.5%	2,415	2,208	207	9.4%
Dispositions	45	2,617	(2,572)	(98.3)%	2,855	9,300	(6,445)	(69.3)%
Total	50,413	44,138	6,275	14.2%	143,717	132,454	11,263	8.5%
Property operating expenses, including real estate taxes
Same-store	17,126	16,409	717	4.4%	50,032	48,631	1,401	2.9%
Non-same-store	2,940	491	2,449	498.8%	5,875	995	4,880	490.5%
Other properties	317	229	88	38.4%	873	759	114	15.0%
Dispositions	(33)	1,402	(1,435)	(102.4)%	1,571	4,849	(3,278)	(67.6)%
Total	20,350	18,531	1,819	9.8%	58,351	55,234	3,117	5.6%
Net operating income
Same-store	24,908	23,162	1,746	7.5%	72,523	69,996	2,527	3.6%
Non-same-store	4,274	626	3,648	582.7%	10,017	1,324	8,693	656.6%
Other properties	803	604	199	32.9%	1,542	1,449	93	6.4%
Dispositions	78	1,215	(1,137)	(93.6)%	1,284	4,451	(3,167)	(71.2)%
Total	$30,063	$25,607	$4,456	17.4%	$85,366	$77,220	$8,146	10.5%
Property management expenses	(2,203)	(1,442)	761	52.8%	(6,055)	(4,341)	1,714	39.5%
Casualty gain (loss)	10	(91)	(101)	(111.0)%	(64)	(1,331)	(1,267)	(95.2)%
Depreciation and amortization	(22,447)	(18,995)	3,452	18.2%	(61,747)	(55,311)	6,436	11.6%
General and administrative expenses	(4,279)	(3,077)	1,202	39.1%	(11,982)	(9,707)	2,275	23.4%
Interest expense	(7,302)	(6,771)	531	7.8%	(21,622)	(20,622)	1,000	4.8%
Interest and other income (loss)	(5,082)	277	(5,359)	(1,934.7)%	(4,032)	(1,979)	(2,053)	103.7%
NET INCOME (LOSS)	$(11,240)	$21,184	$(32,424)	(153.1)%	$6,704	$9,415	$(2,711)	(28.8)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—	(480)	(480)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	1,930	(1,387)	3,317	(239.1)%	1,013	(248)	1,261	(508.5)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(22)	(8)	(14)	175.0%	(58)	132	(190)	(143.9)%
Net income (loss) attributable to controlling interests	(9,492)	19,629	(29,121)	(148.4)%	7,179	8,819	(1,640)	(18.6)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—%	(4,821)	(4,921)	100	(2.0)%
Redemption of Preferred Shares	—	(1)	1	(100.0)%	—	297	(297)	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(11,099)	$18,021	$(29,120)	(161.6)%	$2,358	$4,195	$(1,837)	(43.8)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Occupancy(1)	2021	2020	2021	2020
Same-store	94.3%	94.3%	94.7%	94.7%
Non-same-store	95.1%	96.3%	93.8%	95.1%
Total	94.4%	94.3%	94.6%	94.7%
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

Number of Apartment Homes	September 30, 2021	September 30, 2020
Same-store	10,676	10,676
Non-same-store	3,599	647
Total	14,275	11,323
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
For the comparison of the nine months ended September 30, 2021 and 2020, twenty apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue increased by 14.2% to $50.4 million for the three months ended September 30, 2021, compared to $44.1 million in the three months ended September 30, 2020. Revenue from non-same-store communities and other properties increased by $6.1 million and $287,000, respectively, offset by a decrease of $2.6 million from dispositions. Revenue from same-store communities increased 6.2% or $2.5 million in the three months ended September 30, 2021, compared to the same period in the prior year. The increase was attributable to 6.2% growth in average rental revenue for the three months ended September 30, 2021 and 2020, respectively.
Revenue increased by 8.5% to $143.7 million for the nine months ended September 30, 2021, compared to $132.5 million in the nine months ended September 30, 2020. Revenue from non-same-store communities and other properties increased by $13.6 million and 207,000, respectively, offset by a decrease of $6.4 million from dispositions. Revenue from same-store communities increased 3.3% or $3.9 million in the nine months ended September 30, 2021, compared to the same period in the prior year. The increase was attributable to 3.3% growth in average rental revenue for the nine months ended September 30, 2021 and 2020, respectively.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 9.8% to $20.4 million in the three months ended September 30, 2021, compared to $18.5 million in the same period of the prior year. An increase of $2.4 million at non-same-store communities was offset by a decrease $1.4 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 4.4% or $717,000 in the three months ended September 30, 2021, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $319,000, primarily due to increased compensation and utilities costs. Non-controllable expenses at same-store communities increased by $398,000, primarily due to insurance costs.
Property operating expenses, including real estate taxes, increased by $3.1 million to $58.4 million in the nine months ended September 30, 2021, compared to $55.2 million in the same period of the prior year. An increase of $4.9 million at non-same-store communities was offset by a decrease of $3.3 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 2.9% or $1.4 million in the nine months ended September 30, 2021, compared to the same period of the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $521,000, primarily due to increases in compensation and utilities costs. Non-controllable expenses at same-store communities increased by $880,000 primarily due to insurance costs.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 52.8% to $2.2 million in the three months ended September 30, 2021, compared to $1.4 million in the same period of the prior year. The increase is primarily due to $364,000 in nonrecurring technology initiatives as well as $276,000 in compensation costs due to the filling of open positions.
Property management expense increased by 39.5% to $6.1 million in the nine months ended September 30, 2021, compared to $4.3 million in the same period of the prior year. The increase is primarily due to $889,000 in nonrecurring technology initiatives as well as $586,000 in compensation costs due to the filling of open positions.
Casualty gain (loss). Casualty gain (loss) decreased by 111.0% to a gain of $10,000 in the three months ended September 30, 2021, compared to a loss of $91,000 in the same period of the prior year. The decrease is primarily due to weather related losses in the prior year which have not occurred in the current year.
Casualty gain (loss) decreased by 95.2% to $64,000 in the nine months ended September 30, 2021, compared to $1.3 million in the same period of the prior year. The decrease is primarily due to weather-related losses that occurred in the prior year which did not occur in the current year.
Depreciation and amortization. Depreciation and amortization increased by 18.2% to $22.4 million in the three months ended September 30, 2021, compared to $19.0 million in the same period of the prior year, attributable to an increase of $4.8 million from non-same-store properties, offset by a decrease of $350,000 from same-store properties and $906,000 from sold properties.
Depreciation and amortization increased by 11.6% to $61.7 million in the nine months ended September 30, 2021, compared to $55.3 million in the same period of the prior year, attributable to an increase of $10.4 million from non-same-store properties, offset by decreases of $1.9 million and $2.0 million at same-store communities and sold properties, respectively.
General and administrative expenses.  General and administrative expenses increased by 39.1% to $4.3 million in the three months ended September 30, 2021, compared to $3.1 million in the same period of the prior year, primarily attributable to $374,000 in incentive-based compensation costs related to company performance and share-based compensation arrangements due to the timing and form of grants, $261,000 in nonrecurring technology initiatives, and $204,000 in nonrecurring consulting costs.
General and administrative expenses increased by 23.4% to $12.0 million in the nine months ended September 30, 2021, compared to $9.7 million in the same period of the prior year, primarily attributable to increases of $1.3 million in incentive-based compensation costs related to company performance and share-based compensation arrangements due to the timing and form of grants and $597,000 in nonrecurring technology initiatives.
Interest expense.  Interest expense increased by 7.8% to $7.3 million in the three months ended September 30, 2021, compared to $6.8 million in the same period of the prior year, primarily due to maintaining a larger average balance on the line of credit compared to the same period of the prior year and the addition of new unsecured senior notes and the Fannie Mae credit facility, offset by a lower weighted average interest rate.
Interest expense increased by 4.8% to $21.6 million in the nine months ended September 30, 2021, compared to $20.6 million in the same period of the prior year, primarily due to maintaining a larger average balance on the line of credit compared to the same period of the prior year and the addition of new unsecured senior notes and the Fannie Mae credit facility, offset by a lower weighted average interest rate.
Interest and other income (loss). Interest and other income decreased to a loss of $5.1 million in the three months ended September 30, 2021, compared to income of $277,000 in the same period of the prior year. The decrease was primarily due to a $5.4 million loss related to the termination of interest rate swaps in the current period.

Interest and other income decreased to a loss of $4.0 million in the nine months ended September 30, 2021, compared to a loss of $2.0 million in the same period of the prior year. The change was primarily due to a $5.4 million loss related to the termination of interest rate swaps in the nine months ended September 30, 2021, compared to a $3.4 million loss in the value of marketable securities during the nine months ended September 30, 2020.
Net income (loss) available to common shareholders. Net income available to common shareholders decreased to a loss of $11.1 million for the three months ended September 30, 2021, compared to net income of $18.0 million in the three months ended September 30, 2020.
Net income available to common shareholders decrease to net income of $2.4 million for the nine months ended September 30, 2021, compared to a net loss of $4.2 million in the same period of the prior year.
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
Due to limitations of the Nareit FFO definition, we have made certain interpretations in applying this definition. We believe that all such interpretations not specifically provided for in the Nareit definition are consistent with this definition. Nareit’s FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT’s main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business.
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all of the our needs, including our ability to service indebtedness or make distributions to shareholders.
FFO applicable to common shares and Units for the three months ended September 30, 2021, decreased to $9.3 million compared to $12.6 million for the comparable period ended September 30, 2020, a decrease of 26.1%. This decrease was primarily due to losses related to termination of interest rate swaps, increased property management and general and administrative expenses, and decreased NOI from dispositions, offset by increased NOI from same-store and non-same-store communities.
FFO applicable to common shares and Units for the nine months ended September 30, 2021, increased to $35.9 million compared to $33.7 million for the same period of the prior year, an increase of 6.7%. The increase was primarily due to increased NOI from same-store and non-same-store communities as well as lower casualty losses and a prior year loss of $3.4 million on marketable securities that did not occur in the current year. These increases were offset by a decrease in NOI from dispositions as well as losses related to termination of interest rate swaps and increases in property management and general and administrative expenses.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) available to common shareholders	$(11,099)	$18,021	$2,358	$4,195
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(1,930)	1,387	(1,013)	248
Depreciation and amortization	22,447	18,995	61,747	55,311
Less depreciation – non real estate	(80)	(85)	(265)	(266)
Less depreciation – partially owned entities	(24)	(31)	(72)	(346)
(Gain) loss on sale of real estate	—	(25,676)	(26,840)	(25,486)
Funds from operations applicable to common shares and Units	$9,314	$12,611	$35,915	$33,656

Funds from operations applicable to common shares and Units	$9,314	$12,611	$35,915	$33,656
Dividends to preferred unitholders	160	160	480	480
Funds from operations applicable to common shares and Units - diluted	$9,474	$12,771	$36,395	$34,136

Per Share Data
Earnings (loss) per common share - diluted	$(0.81)	$1.38	$0.12	$0.33
FFO per share and Unit - diluted	$0.60	$0.90	$2.44	$2.49

Weighted average shares and Units - diluted	15,922	14,143	14,917	13,704
Acquisitions and Dispositions
On September 1, 2021, we closed on a strategic portfolio acquisition in Minneapolis and St. Cloud, Minnesota for an aggregate acquisition cost of $359.9 million. The portfolio is comprised of 14 apartment communities in Minneapolis and three apartment communities in St. Cloud with a total of 2,696 apartment homes. In connection with this transaction, we issued 1.8 million Series E preferred units with a par value of $100 per unit. The Series E preferred units pay a 3.875% dividend rate and are convertible, at the holder’s option, into Units at an exchange rate of 1.2048 Units per Series E preferred unit, representing a conversion price of $83.00 per Unit. The acquired assets were subject to approximately $126.5 million in mortgage liabilities, of which $20.0 million was assumed at a rate of 4.31% with the remaining amount refinanced through a $198.9 million Fannie Mae credit facility agreement. The FMCF includes tranches in 7, 10, and 12-year increments with a weighted average interest rate of 2.78%. See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing acquisitions and dispositions during the nine-month periods ended September 30, 2021 and 2020.
Distributions Declared
Distributions of $0.72 and $2.12 per common share and Unit were declared during the three and nine months ended September 30, 2021, respectively. Distributions of $0.70 and $2.10 per common share and Unit were declared during the three and nine months ended September 30, 2020, respectively. Distributions of $0.4140625 and $1.242188 per Series C preferred share were declared during the three and nine months ended September 30, 2021 and 2020, respectively. Distributions of $0.9655 and $2.8965 per Series D preferred unit were declared during the three and nine months ended September 30, 2021 and 2020, respectively. Distributions of $0.322917 per Series E preferred unit were declared during the three and nine months ended September 30, 2021.
Liquidity and Capital Resources
Overview
We strive to maintain a strong balance sheet and preserve financial flexibility, which we believe should enhance our ability to capitalize on appropriate investment opportunities as they may arise. We intend to continue to focus on core fundamentals, which include generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under the unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under the shelf registration statement, including offerings of common shares under the 2021 ATM Program, and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to communities, distributions to the holders of preferred shares, common shares, Series D and Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, and acquisitions of additional communities.
Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands, factors that could impact our future liquidity include, but are not limited to, volatility in capital and credit markets, the ability to access capital and credit markets, the effects of the COVID-19 pandemic, including its potential impact on our ability to access the capital and credit markets on reasonable terms (or at all), the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
As of September 30, 2021, we had total liquidity of approximately $219.8 million, which included $199.0 million available on the lines of credit and $20.8 million of cash and cash equivalents. As of December 31, 2020, we had total liquidity of approximately $97.5 million, which included $97.1 million on the lines of credit and $392,000 of cash and cash equivalents.
COVID-19-Related Impacts on Liquidity
We anticipate that our primary sources of liquidity will continue to be cash and cash equivalents on hand, cash flows generated from operations and availability under the unsecured lines of credit. Although cash flows may be reduced as a result of lower monthly collections of rent as well as the potential for lower occupancy or reduced rental rates during and after the COVID-19 pandemic, we have other available sources of liquidity such as proceeds from property dispositions; offerings of preferred and common shares under the shelf registration statement, including offerings of common shares under the 2021 ATM Program; and long term unsecured term loans and secured mortgages. We have the following contractual obligations over the next twelve months:
•no debt maturities remaining in 2021;
•$29.8 million debt maturities in 2022; and
•approximately $3.9 million remaining to fund under a mezzanine loan we originated for the development of a multifamily community in Minneapolis, Minnesota.
Potential Impact of COVID-19-Related Effects on Continuing Debt Availability
Although we are in compliance with the covenants under all of our debt facilities and currently expect to continue to remain in compliance with these covenants, there can be no assurance that we will remain in compliance with those covenants or be able to access these funds depending on the length of the COVID-19 pandemic and the breadth of its impact on the U.S. economy generally and the credit markets in particular. Under the terms of our credit facility, we may be unable to obtain advances under the credit facility if:
•we are unable to make certain representations and warranties, including a certification that, since September 30, 2021, there has been no adverse change in the business, financial condition, operations, performance or properties, taken as a whole, which would reasonably be expected to have a material adverse effect;
•changes in our unencumbered properties may reduce or eliminate availability under the credit facility; or
•changes in the nature and composition (including occupancy rate) of our unencumbered properties could reduce or eliminate the availability under the credit facility.
Even if we remain in compliance with the foregoing representations, warranties, and covenants, it may be unable to access the full amount available under the credit facilities if our lenders fail to fund their commitments, which could occur if:
•credit market deterioration or overall economic conditions affect the ability of one or more of our lenders to meet their funding commitments under the revolving credit facility. If a lender fails to fund its commitment under the revolving credit facility, that portion of the credit facility will be unavailable if the lender’s commitment is not replaced by a new commitment from an alternate lender;
•distressed market conditions cause our lenders to transfer their commitments to other institutions, which could result in committed funds not being available, particularly if consolidation of the commitments under the credit facility or among its lenders were to occur; or
•we are unable to obtain additional letters of credit due to a default by any lender in meeting its funding obligations.

As of the date of this filing, we have not experienced any restrictions or limitations on the availability of credit in its markets or with its lenders, although there can be no assurance that we will continue to be able to access the credit markets generally or the credit facility in the future.
Debt
On September 30, 2021, we amended and restated our unsecured credit facility. The amended agreement provides for a revolving line of credit for $250.0 million, a $400.0 million accordion option, and extends the maturity date to September 2025. Prior to the amendment, the unsecured credit facility included $145.0 million allocated between two term loans: a $70.0 million unsecured term loan and a $75.0 million unsecured term loan, which have been paid in full as of September 30, 2021.
As of September 30, 2021, the line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of September 30, 2021, the additional borrowing availability was $193.0 million beyond the $57.0 million drawn. At December 31, 2020, the line of credit borrowing capacity was $250.0 million based on the unencumbered asset pool (“UAP”), of which $152.9 million was drawn on the line, including the balance on the operating line of credit.
In January 2021, we amended and expanded our private shelf agreement to increase the aggregate amount available for issuance of unsecured senior promissory notes to $225.0 million. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million of senior unsecured promissory notes. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the financing of certain apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 months, and a blended, weighted average interest rate of 2.78%. As of September 30, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $293.5 million and $298.4 million at September 30, 2021 and December 31, 2020, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of September 30, 2021, the weighted average interest rate on mortgage debt was 3.83%, compared to 3.93% as of December 31, 2020.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2021, with pricing based on a market spread plus the one-month LIBOR index rate.
Equity
We had an equity distribution agreement in connection with the 2019 ATM Program through which we could offer and sell common shares having an aggregate gross sales price of up to $150.0 million. Under the 2019 ATM Program, we sold shares having an aggregate sales price of $149.9 million. During the three months ended September 30, 2021, we replaced the 2019 ATM Program with the 2021 ATM Program, through which we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include the funding of acquisitions and the repayment of indebtedness. During the nine months ended September 30, 2021, we issued 1.1 million common shares under the 2019 and 2021 ATM programs at an average price of $78.63 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $86.1 million. As of September 30, 2021, common shares having an aggregate offering price of up to $230.1 million remained available under the 2021 ATM Program.

On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder's option, into 1.2048 Units, representing a conversion exchange rate of $83.00 per unit. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the nine months ended September 30, 2021, we generated capital from various activities, including:
•Receiving $174.5 million, net of fees, from the issuance of unsecured senior notes;
•Receiving $59.2 million, net of transaction costs, from the sale of five apartment communities in Rochester, Minnesota;
•Receiving $196.7 million, net of fees, from the Fannie Mae credit facility which was used to pay off debt as partial consideration for the September 1, 2021 portfolio acquisition; and
•Receiving $85.9 million in net proceeds from the issuance of 1.1 million common shares under the 2019 and 2021 ATM Programs.
During the nine months ended September 30, 2021, we used capital for various activities, including:
•Acquiring Union Pointe, a 256-home apartment community located in Longmont, Colorado, for an aggregate purchase price of $76.9 million;
•Acquiring a portfolio of 17 apartment communities located in Minneapolis, Minnesota and St. Cloud, Minnesota, for $15.7 million in cash, the paydown of $106.7 million in existing mortgages, and the remainder through the issuance of Series E preferred units;
•Funding of mezzanine and construction loans of $17.5 million;
•Repaying $27.7 million of mortgage principal;
•Repaying $95.9 million on the line of credit;
•Paying off $145.0 million in term loans;
•Paying $3.8 million for the termination of interest rate swaps; and
•Funding capital improvements for apartment communities of approximately $20.7 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2020. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the our critical accounting policies during the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Centerspace’s exposure to market risk is primarily related to fluctuations in the general level of interest rates on the current and future fixed and variable rate debt obligations. The Company currently uses interest rate swaps to offset the impact of interest rate fluctuations on variable-rate debt. During the three months ended September 30, 2021, Centerspace prepaid two variable rate term loans and terminated two of the four interest rate swaps. As of September 30, 2021, Centerspace has a swap with a notional of $75.0 million swap on the line of credit with an average pay rate of 2.81% and a forward swap with a notional of $70.0 million. The Company does not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the agreements.
During the three months ended September 30, 2021, Centerspace entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for financing certain apartment communities. The FMCF is secured by mortgages on certain apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 months, and a blended, weighted average interest rate of 2.78%. As of September 30, 2021, the FMCF had a balance of $198.9 million.
In September 2021, the Company entered into a note purchase agreement for the issuance of $125.0 million of senior unsecured promissory notes. The following table shows the notes issued under this agreement.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2021	2022	2023	2024	2025	Thereafter	Total	Value
Fixed Rate	$1,362	$34,284	$45,068	$4,054	$32,850	$674,779	$792,397	$805,398
Average Interest Rate(1)	3.98%	3.97%	3.88%	3.84%	3.84%	3.20%
Variable Rate(2)	$—	$—	$—	$—	$57,000	$—	$57,000	$57,000
Average Interest Rate(1)	—	—	—	—	2.34%	—
(1)Interest rate is annualized and includes the effect of interest rate swaps.
(2)Includes our line of credit, of which $75.0 million is synthetically fixed with an interest rate swap.
See our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity. As of September 30, 2021, the Company has reduced its exposure to market risk by replacing variable rate debt with fixed rate debt.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during that quarter ended September 30, 2021 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 31, 2021 and September 30, 2021, the Company issued 5,254 and 6,576 unregistered Common Shares, respectively, to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share and Unit(1)	Plans or Programs	Programs
July 1 - 31, 2021	—	—	—	—
August 1 - 31, 2021	—	—	—	—
September 1 - 30, 2021(2)	—	—	—	—
Total	—	—	—
(1)Amount includes commissions paid.
(2)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
None

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Note Purchase Agreement, dated September 17, 2021, by and among the Issuer, the Company, the General Partner, and the Purchasers (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)

4.2	Form of Series 2021-A Senior Note (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)
4.3	Form of Series 2021-B Senior Note (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)
4.4	Form of Series 2021-C Senior Note (incorporated herein by reference to the Company'’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)
4.5	Form of Series 2021-D Senior Note (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)
4.6	Guaranty Agreement, dated September 17, 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)
4.7
Amendment No. 2 to Note Purchase and Private Shelf Agreement, dated September 17, 2021, and related Exhibit B attached thereto, by and among the Issuer, the Company, the General Partner, PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2021)

10.1
Amendment to Limited Partnership Agreement of the Partnership, dated September 1, 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2021)

10.2
Master Credit Facility, dated as of September 1, 2021, among certain wholly-owned indirect subsidiaries of Centerspace and Walker & Dunlop, LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2021)

10.3
Assumption Agreement and Amendment to Loan Documents, dated as of September 1, 2021, among CSR –Palisades, LLC, Minnesota Life Insurance Company and Palisades Limited Partnership (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2021)

10.4
Equity Distribution Agreement dated September 10, 2021 between the Company and BMO Capital Markets Corp., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., BofA Securities, Inc., UBS Securities LLC, Piper Sandler & Co., and certain of their affiliates (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2021)

10.5
Third Amended and Restated Credit Agreement, dated as of September 30, 2021, among Centerspace, LP, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, KeyBank, National Association and PNC Bank, National Association, as Syndicated Agents, and Bank of Montreal, as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2021)

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
*    Filed herewith

**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

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

Date: November 1, 2021