Form 10-K
period 2021-12-31
CENTERSPACE
filed 2022-02-28
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes   ☑   No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2021 was 1,098,455,584 based on the last reported sale price on the New York Stock Exchange on June 30, 2021. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 21, 2022, was 15,041,487.
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
PART I
Item 1. Business
OVERVIEW
Centerspace (“we,” “us,” “our,” “Centerspace,” or the “Company”), formerly known as Investors Real Estate Trust, is a real estate investment trust (“REIT”) organized under the laws of North Dakota, that is focused on the ownership, management, acquisition, development, and redevelopment of apartment communities. Our current emphasis is on making operational enhancements that will improve our residents’ experience, redeveloping some of our existing apartment communities to meet current market demands, and acquiring new apartment communities in target markets, including the Minneapolis/St. Paul and Denver metropolitan areas.
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2021, we owned interests in 79 apartment communities, containing 14,441 homes and having a total real estate investment amount, net of accumulated depreciation, of $1.8 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
Website and Available Information
Our internet address is www.centerspacehomes.com. We make available, free of charge, through the “SEC filings” tab under the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Transition Report on Form 10-KT, and amendments to such reports, and proxy statements for our Annual Meetings of Shareholders, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. These reports are also available at www.sec.gov. We also make press releases, investor presentations, and certain supplemental information available on our website. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investors section of our website. Copies of these documents are also available free of charge to shareholders upon request addressed to the Secretary at Centerspace, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Report.
STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), and we conduct our daily business operations primarily through our operating partnership, Centerspace, LP, formerly known as IRET Properties (the “Operating Partnership”). The sole general partner of Centerspace, LP is Centerspace, Inc., formerly known as IRET, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to Centerspace, LP, through Centerspace, Inc., in exchange for the sole general partnership interest in Centerspace, LP. Centerspace, LP holds substantially all of the assets of the Company. Centerspace, LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of limited partnership units (“Units”), which is one of the reasons the Company is structured in this manner. As of December 31, 2021, Centerspace, Inc. owned a 83.3% interest in Centerspace, LP. The remaining interest in Centerspace, LP is held by individual limited partners.
BUSINESS STRATEGIES
Our business is focused on our mission - to provide a great home - for our residents, our team members and our investors. We fulfill this mission by providing renters well-located options in various price ranges. While fulfilling our mission, we are seeking consistent earnings growth through exceptional operations, disciplined capital allocation, and market knowledge and efficiencies. Our operations and investment strategies are the foundation for fulfilling our mission and furthering our vision of being a premier provider of apartment homes in vibrant communities by focusing on integrity and serving others.
Operations Strategy
We manage our apartment communities with a focus on providing an exceptional resident experience and maximizing our property financial results. Our initiatives to optimize our operations include:
•Providing an exceptional customer experience to enhance resident satisfaction and retention;
•Attracting, developing, and retaining diverse talent to enable a culture of engagement;
•Scaling our business to enhance efficiencies;
•Leveraging technology and systems; and
•Demonstrating an organizational commitment to ESG.
Investment Strategy
Our business objective under our current strategic plan is to employ an investment strategy that encompasses:
•Seeking opportunities to increase distributable cash flow;
•Managing our balance sheet to maintain flexibility and enhance growth opportunities; and
•Investing in high-quality and efficient rental communities.

FINANCING AND DISTRIBUTIONS
To fund our investment and capital activities, we rely on a combination of issuance of common shares, preferred shares, Units in exchange for property, and borrowed funds. We regularly issue dividends to our shareholders. Each of these is described below.
At-the-Market Offering
In September 2021, we entered into an equity distribution agreement in connection with a new at-the-market offering program (the “2021 ATM Program”), replacing our prior at-the-market offering program (the “2019 ATM Program”). Under the 2021 ATM Program, we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program are intended to be used for general corporate purposes, which may include the funding of future acquisitions, construction and mezzanine loans, community renovations, and the repayment of indebtedness. During the year ended December 31, 2021, we issued 1.8 million common shares under both the 2019 ATM Program and 2021 ATM Program at an average price of $86.13 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $156.4 million. As of December 31, 2021, we had common shares having an aggregate offering price of up to $158.7 million remaining available under the 2021 ATM Program.
Issuance of Senior Securities
On October 2, 2017, we issued 4,118,460 shares of 6.625% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C preferred shares”). As of December 31, 2021, 3,881,453 shares remained outstanding. Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have dividend and liquidation preference over our common shares. The Series C preferred shares are redeemable, at our option, on October 2, 2022.
Bank Financing and Other Debt
As of December 31, 2021, we owned 48 apartment communities that were not encumbered by mortgages and which were available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2021, the additional borrowing availability was $173.5 million beyond the $76.0 million drawn, priced at an interest rate of 2.74%, including the impact of our interest rate swap. This credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and provide for an accordion option to increase borrowing capacity up to $400.0 million.
Prior to the amendment, the unsecured credit facility also had unsecured term loans of $70.0 million and $75.0 million. During the year ended December 31, 2021, these term loans were paid in full.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, PGIM) to increase the aggregate amount available for the issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. We also issued $50.0 million of unsecured senior notes in connection with the amendment. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available as of December 31, 2021. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”) for financing the acquisition of 16 apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, at a blended weighted average interest rate of 2.78%. As of December 31, 2021, the FMCF had a balance of $198.9 million.
As of December 31, 2021, we owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgages payable were non-recourse to us other than for standard carve-out obligations.
We also have a $6.0 million operating line of credit, which is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2021, our ratio of total indebtedness to total gross real estate investments was 37.2%.
Issuance of Securities in Exchange for Property
Our organizational structure allows us to issue shares and Units of Centerspace, LP in exchange for real estate. The Units generally are redeemable, at our option for cash or common shares on a one-for-one basis. Generally, Units receive the same per unit cash distributions as the per share dividends paid on common shares.

Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of Centerspace, LP in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees.

On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units, representing a conversion exchange rate of $83 per unit. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights and are required to hold the units for one year before they may elect to convert.
On February 26, 2019, we issued 165,600 Series D preferred units as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. The holders of the Series D preferred units do not have any voting rights.

Distributions to Shareholders
The Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and a separate requirement to distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the years ended December 31, 2021 and 2020 totaled approximately 80% and 81%, respectively, on a per share and unit basis of our funds from operations.
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
As of December 31, 2021, we had 462 employees (394 full-time and 68 part-time) across multiple states. Training is important, and we facilitate that through a learning management system which allows us to provide custom training as well as utilize a library of multifamily focused courses specializing in customer service, sales, leadership, diversity, and fair housing.
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
We are committed to providing a workplace that is safe and free from any form of discrimination or harassment and embraces inclusiveness. As part of our Environmental, Social, and Governance (ESG) initiatives, we publish an annual ESG report detailing our efforts related to furthering our mission - through providing corporate sponsorship in the communities which we serve, offering paid time off for team members to volunteer, training and compensation programs, and our commitment to diversity, equity, and inclusion. As of December 31, 2021:
•The average tenure of our team members is 4.3 years;
•52% of our total team members, 55% of our senior management, and 43% of our Board of Trustees are female;
•We have over 200 custom courses on our learning management system;
•Over 12,000 training courses were completed by team members;
•Our online reputation management scores increased from 3.46 out of 5 stars to 3.48 out of 5 stars; and
•479 volunteer hours were completed by team members.
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
Risks Related to Our Properties and Operations
The current pandemic of COVID-19 and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders. The COVID-19 pandemic has and may continue to impact our financial condition, results of operations, and cash flows as well as adversely affect our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The continued effects of COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Moreover, many of the other risks identified in this Report may be heightened because of the adverse impacts of COVID-19.

The ongoing COVID-19 pandemic and continuing restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operations;
•deteriorating economic conditions and rising unemployment rates in the markets where we own apartment communities or in which we may invest in the future;
•government actions or regulations arising out of the COVID-19 pandemic that limit economic and consumer activity or affect the operation of our properties;
•rental conditions in our markets, including occupancy levels and rental rates, changes in tax and housing laws, or other factors, including the impact of the COVID-19-related governmental rules and regulations relating to rental rates, evictions, and other rental conditions; and
•changes in operating costs related to complying with COVID-19 restrictions or otherwise responding to the COVID-19 pandemic.
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
•actual results may differ from expected occupancy, rental rates, and operating expenses of acquired apartment communities, or from those of our existing apartment communities;
•we may be unable to obtain financing for acquisitions on favorable terms, or at all;
•competition for these properties could cause us to pay higher prices or prevent us from purchasing a desired property at all;
•we may be subject to unknown liabilities from acquired properties, with either no or limited recourse against prior owners or other third parties; and
•we may be unable to quickly and efficiently integrate new acquisitions into our existing operations.
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
Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, cyber, extended coverage, and other insurance with respect to our properties at levels that we believe to be adequate and comparable to coverage customarily obtained by owners of similar properties. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses, or our level of coverage may not continue to be available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms. We also do not maintain coverage for certain catastrophic events like hurricanes and earthquakes because the cost of such insurance is deemed by management to be higher than the risk of loss due to the location of our properties. In most cases, we have to renew our insurance policies on an annual basis and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. In addition, a reduction of the number of insurance providers or the unwillingness of existing insurance providers to write insurance for multifamily properties may reduce the potential availability and/or cost for obtaining insurance on our properties. Any material increases in insurance rates or decrease in available coverage in the future could adversely affect our results of operations.

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
Our operations are concentrated in certain regions of the United States, and we are subject to general economic conditions in the regions in which we operate. Our overall operations are concentrated in the Midwest and Mountain West regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions, and competition from other communities and alternative forms of housing. In particular, our performance is influenced by job growth and unemployment rates in the areas in which we operate. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experience natural disasters or more pronounced effects of climate change, the value of our portfolio, our results of operations, and our ability to make payments on our debt and to make distributions could be adversely affected.
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
In November 2021, we suffered a ransomware attack on our information technology systems. Promptly upon detection of the attack, we launched an investigation and notified law enforcement, legal counsel and engaged other incident response experts. We recovered all of our critical operational data, and the incident did not have a material impact on our business, operations or financial results. We implemented additional and enhanced measures to reinforce the security of our information technology systems for any cyber-attack we may face in the future. However, notwithstanding every measure taken to address cybersecurity matters, and although we have not experienced any material losses relating to this incident, we cannot assure you that we will not suffer additional losses related to similar cyber-attacks in the future.
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
A war, terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business, including our workforce and supply chains, and could make it more difficult and expensive to meet our obligations to our residents. Our operations are susceptible to national or international events, including acts or threats of war or terrorism, political instability, natural disasters, and health epidemics or pandemics. In late February 2022, Russian-led military forces illegally invaded Ukraine, and prolonged conflict and disruption in the region is likely. In response to this invasion, the United States, the United Kingdom, the European Union and other countries and organizations initiated a range of formal and informal sanctions against Russia, Belarus and certain Russian and Belarussian officials, individuals, industries and businesses. The war in Ukraine, the sanctions and any future expansion of or reaction to either of them are likely to have wide-ranging and unpredictable effects on the world economy and financial markets, which could materially and adversely affect our business and results of operations.

We could also be adversely affected by a widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic. The COVID-19 pandemic has resulted in travel bans, quarantines, and work restrictions that prohibit many employees from going to work. As a result of pandemics, including COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require dramatic changes at our apartment communities or could impact the availability of goods or services from many of our suppliers for extended or indefinite periods of time.

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
Restrictive covenants in our debt agreements may limit our operating and financial flexibility, and our inability to comply with these covenants could have significant implications. Our indebtedness, which at December 31, 2021 totaled outstanding borrowings of approximately $859.8 million, contains a number of significant restrictions and covenants. These restrictions and covenants include financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to total asset value, among others and certain non-financial covenants. These may limit our ability to make future investments and dispositions, add incremental secured and recourse debt, and add overall leverage. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the terms of our indebtedness would permit the lenders to accelerate indebtedness under effected agreements, which would include agreements that contain cross-acceleration provisions with respect to other indebtedness.
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
Changes to LIBOR could affect our financing covenants. LIBOR has been used as a primary benchmark for short-term interest rates, including under our credit facility. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, ceased providing the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings as of January 1, 2022. The ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced it plans to cease providing the remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Although the FCA does not expect these remaining LIBOR settings to become unrepresentative before the cessation date, it is unknown whether any banks will continue to voluntarily submit rates for the calculation of LIBOR, or whether LIBOR will continue to be published by its administrator based on these submissions, or on any other basis, after such dates. A joint statement by key regulatory authorities called on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021.

The Alternative References Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD LIBOR with a new index calculated by short-term repurchase agreements - Secured Overnight Financing Rate (SOFR). The market transition away from LIBOR and toward SOFR or another alternate reference rate has been and is expected to continue to be complicated and to include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate as well as adjustments to other market conventions. During the market transition away from the remaining LIBOR settings, LIBOR may experience increased volatility, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. While market activity in SOFR-linked financial instruments has continued to develop, the progress has been uneven and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner or that any other alternative reference rate will be developed. Although the full impact of such reforms and actions, together with any transition away from LIBOR and toward , including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing. In addition, as it relates to future and derivatives contracts, ISDA master agreements between counterparties may need to be amended or replaced, including derivative contracts in which we are invested. There can be no assurance that SOFR or another new global standard will be agreed upon or that any new rate will be reflective of the original interest rate and credit risk included within LIBOR, any of which could have a material adverse effect on our financing costs as well as our business and results of operations.
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
We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Our Declaration of Trust provides for an unlimited number of shares of beneficial interest. Without the approval of our common shareholders, our Board of Trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights and preferences that are superior to the rights of the holders of our common shares. In that regard, in September 2020, we filed a shelf registration statement with the SEC that enables us to sell an undetermined number of equity and debt securities as defined in the prospectus, including under the 2021 ATM Program. Future sales of common shares, preferred shares, or convertible debt securities may dilute current shareholders and could have an adverse impact on the market price of our common shares.
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
Risks Related to Tax Matters
We may incur tax liabilities if we were to fail to qualify as a REIT, which could force us to borrow funds during unfavorable market conditions. We have elected to be taxed as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions, including income, asset, and distribution tests, for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. Thus, to the extent revenues from non-qualifying sources, such as income from third-party management services, represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions contained in the Code apply. Even if relief provisions apply, however, a tax would be imposed with respect to excess net income. We are also required to make distributions to the holders of our securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90% test but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because we need to meet these tests to maintain our qualification as a REIT, it could cause us to have to forgo certain business opportunities and potentially require us to liquidate otherwise attractive investments. The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through Centerspace, LP, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us. If Centerspace, LP or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could adversely affect our business and our ability to make distributions to our shareholders and pay amounts due on our debt. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law, or the long-term effect of any future law changes on REITs and their shareholders generally. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by our shareholders and may be detrimental to our ability to raise additional funds through any future sale of our stock. Dividends paid by REITs to U.S. shareholders that are individuals, trusts, or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. For taxable year beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including our stock. Investors should consult with their tax advisers regarding the U.S. tax consequences of an investment in our stock or Units.
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
We have tax protection agreements in place on thirty-four properties. If these properties are sold in a taxable transaction, we must make the unitholders associated with these particular properties whole through the payment of their related tax. We dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code whenever possible. If we are not able to satisfy all of the technical requirements of Section 1031, or if Section 1031 is repealed, selling a property with a tax protection agreement could trigger a material obligation to make the associated unitholders whole.

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
Item 1B.  Unresolved Staff Comments
None.

Item 2. Properties
Communities
We are organized as a REIT under Sections 856-858 of the Code and are structured as an UPREIT, which allows us to accept the contribution of real estate to our Operating Partnership in exchange for Units. Our business is focused on the ownership, management, acquisition, redevelopment, and development of apartment communities, which we own and operate through our Operating Partnership. We are a fully integrated owner-operator of apartment communities.

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

Summary of Communities Owned as of December 31, 2021
The following table presents information regarding our 79 apartment communities held for investment, as of December 31, 2021. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or in service for substantially all of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities. “Other” includes non-multifamily properties and non-multifamily components of mixed use properties. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Report.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2021
SAME-STORE
71 France - Edina, MN (1)	241	$67,108	92.1%
Alps Park - Rapid City, SD	71	6,529	100.0%
Arcata - Golden Valley, MN	165	33,537	95.2%
Ashland - Grand Forks, ND	83	8,674	92.8%
Avalon Cove - Rochester, MN	187	36,515	96.8%
Boulder Court - Eagan, MN	115	9,689	92.2%
Canyon Lake - Rapid City, SD	109	6,548	96.3%
Cardinal Point - Grand Forks, ND	251	35,400	95.6%
Castlerock - Billings, MT	165	7,857	90.3%
Chateau - Minot, ND	104	21,544	91.3%
Cimarron Hills - Omaha, NE (1)	234	14,978	93.2%
Commons and Landing at Southgate - Minot, ND	341	55,905	94.4%
Connelly on Eleven - Burnsville, MN	240	29,926	93.3%
Cottonwood - Bismarck, ND	268	24,227	94.4%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2021
Country Meadows - Billings, MT	133	9,923	97.0%
Cypress Court - St. Cloud, MN (1) (3)	196	21,007	96.4%
Deer Ridge - Jamestown, ND	163	25,188	92.6%
Donovan - Lincoln, NE (1)	232	22,197	96.6%
Dylan - Denver, CO	274	90,508	96.0%
Evergreen - Isanti, MN	72	7,281	93.1%
FreightYard Townhomes & Flats - Minneapolis, MN	96	26,801	90.6%
Gardens - Grand Forks, ND	74	9,361	91.9%
Grand Gateway - St. Cloud, MN	116	10,052	92.2%
GrandeVille Shores - Rochester, MN (1)	365	79,401	93.4%
Greenfield - Omaha, NE	96	7,707	96.9%
Homestead Garden - Rapid City, SD	152	16,013	94.7%
Lakeside Village - Lincoln, NE (1)	208	20,421	96.6%
Legacy - Grand Forks, ND	360	34,047	95.3%
Legacy Heights - Bismarck, ND	119	15,239	98.3%
Lugano at Cherry Creek - Denver, CO	328	96,762	95.4%
Meadows - Jamestown, ND	81	7,184	87.7%
Monticello Crossings - Monticello, MN	202	32,519	96.5%
Monticello Village - Monticello, MN	60	5,457	98.3%
Northridge - Bismarck, ND	68	8,695	97.1%
Olympic Village - Billings, MT	274	15,652	90.9%
Oxbo - St Paul, MN	191	57,658	92.7%
Park Meadows - Waite Park, MN	360	20,218	96.1%
Park Place - Plymouth, MN	499	104,977	92.6%
Plaza - Minot, ND	71	16,769	94.4%
Pointe West - Rapid City, SD	90	5,987	95.6%
Ponds at Heritage Place - Sartell, MN	58	5,499	100.0%
Quarry Ridge - Rochester, MN (1)	313	37,501	92.3%
Red 20 - Minneapolis, MN (1)	130	26,537	94.6%
Regency Park Estates - St. Cloud, MN (1)	149	17,055	87.9%
Rimrock West - Billings, MT	78	5,863	92.3%
River Ridge - Bismarck, ND	146	26,400	97.3%
Rocky Meadows - Billings, MT	97	8,014	97.9%
Rum River - Isanti, MN	72	6,181	93.1%
Silver Springs - Rapid City, SD	52	4,299	98.1%
South Pointe - Minot, ND	196	15,912	90.8%
SouthFork Townhomes - Lakeville, MN (1)	272	52,281	90.4%
Southpoint - Grand Forks, ND	96	10,753	89.6%
Sunset Trail - Rochester, MN	146	16,579	96.6%
Thomasbrook - Lincoln, NE (1)	264	16,380	95.8%
West Stonehill - Waite Park, MN (1)	313	22,039	92.3%
Westend - Denver, CO	390	128,640	93.6%
Whispering Ridge - Omaha, NE (1)	336	31,278	94.0%
Woodridge - Rochester, MN	110	11,778	90.9%
TOTAL SAME-STORE	10,672	$1,568,450	94.0%

NON-SAME-STORE
Bayberry Place - Minneapolis, MN (2)	120	$16,458	93.3%
Burgandy & Hillsboro Court - Minneapolis, MN (2)	250	35,160	96.8%
Civic Lofts - Denver, CO	176	61,399	93.2%
Gatewood - St. Cloud, MN (2)	120	7,533	93.3%
Grove Ridge - Minneapolis, MN (2)	84	11,926	95.2%
Ironwood - Minneapolis, MN	182	39,277	94.5%
New Hope Garden & Village - Minneapolis, MN (2)	150	14,661	99.3%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2021
Palisades - Minneapolis, MN (1)	330	53,882	93.0%
Parkhouse - Thornton, CO	465	143,566	94.1%
Plymouth Pointe - Minneapolis, MN (2)	96	14,378	96.9%
Pointe West - St. Cloud, MN (2)	93	7,533	98.9%
Portage - Minneapolis, MN (2)	62	9,233	93.5%
River Pointe - Minneapolis, MN (2)	300	37,415	96.3%
Southdale Parc - Minneapolis, MN (2)	69	9,611	97.1%
The Legacy - St. Cloud, MN (2)	119	10,396	97.5%
Union Pointe - Longmont, CO	256	76,029	92.6%
Venue on Knox - Minneapolis, MN (2)	97	18,729	91.8%
Windsor Gates - Minneapolis, MN (2)	200	21,821	94.5%
Wingate - Minneapolis, MN (2)	136	15,513	94.9%
Woodhaven - Minneapolis, MN (2)	176	24,647	93.2%
Woodland Pointe - Minneapolis, MN (2)	288	46,632	90.3%
TOTAL NON-SAME-STORE	3,769	$675,799	95.1%

TOTAL MULTIFAMILY	14,441	$2,244,249

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2021
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,955	$6,746	82.0%
Civic Lofts - Denver, CO	1,600	—	100.0%
Lugano at Cherry Creek - Denver, CO	13,295	2,257	47.8%
Oxbo - St Paul, MN	11,477	3,526	100.0%
Plaza - Minot, ND	50,610	9,280	100.0%
Red 20 - Minneapolis, MN (1)	9,155	3,000	81.4%
TOTAL OTHER - MIXED USE COMMERCIAL	107,092	$24,809

OTHER - COMMERCIAL
3100 10th St SW - Minot, ND(4)	9,690	$2,112	—
TOTAL OTHER - COMMERCIAL	9,690	$2,112

TOTAL SQUARE FOOTAGE - OTHER	116,782
TOTAL GROSS REAL ESTATE INVESTMENTS, EXCLUDING MORTGAGE NOTES RECEIVABLE		$2,271,170
(1)Encumbered by mortgage debt.
(2)Encumbered by mortgage in our Fannie Mae Credit Facility.
(3)Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 86.1% ownership in Cypress Court.
(4)This is our Minot corporate office building.

Properties by State
The following table presents, as of December 31, 2021, the total amount of property owned, net of accumulated depreciation, by state:

	(in thousands)
State	Total	% of Total
Minnesota	$941,366	51.5%
Colorado	557,133	30.5%
North Dakota	212,518	11.6%
Nebraska	71,323	3.9%
South Dakota	25,142	1.4%
Montana	20,096	1.1%
Total	$1,827,578	100.0%

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
Shareholders
As of February 21, 2022, there were approximately 2,567 common shareholders of record.
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
During three months ended December 31, 2021, we issued an aggregate of 4,533 unregistered common shares to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
October 1 - 31, 2021	—	$—	—	$—
November 1 - 30, 2021	—	—	—	—
December 1 - 31, 2021	—	—	—	—
Total	—	$—	—
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
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
Set forth below is a graph that compares, for the five years commencing December 31, 2016 and ending December 31, 2021, the cumulative total returns for our common shares with the comparable cumulative total return of three indices, the Standard & Poor’s 500 Index (“S&P 500”), the FTSE Nareit Equity REITs Index, and the FTSE Nareit Equity Apartments Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2016, $100 was invested in our common shares and in each of the indices. The comparison assumes the reinvestment of all distributions.

Total Return Performance
250
200
150
100
50
Index Value
Centerspace
S&P 500 Index
FTSE NAREIT Equity REITs Index
FTSE NAREIT Equity Apartments Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Centerspace	100.00	83.52	76.11	117.40	119.46	193.85
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
FTSE Nareit Equity REITs	100.00	105.23	100.36	126.45	116.34	166.64
FTSE Nareit Equity Apartments Index	100.00	103.72	107.56	135.87	115.02	188.19
Source: S&P Global Market Intelligence
Item 6.    Reserved

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
We are presenting our results of operations for the years ended December 31, 2021 and 2020. For additional comparison of results of operations for the years ended December 31, 2020 and December 31, 2019, please refer to our Annual Report on Form 10-K filed with the SEC on February 22, 2021.
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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2021, we owned interests in 79 apartment communities consisting of 14,441 homes as detailed in Item 2 - Properties. Property owned, as presented in the consolidated balance sheets, was $2.3 billion at December 31, 2021, compared to $1.8 billion at December 31, 2020.
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
Certain states and cities, including some of those in which our apartment communities are located, have reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of businesses that may continue to operate, and restrictions on the types of construction projects that may continue. The availability of vaccines has led many states and cities to lift restrictions; however, due to new variants of the virus, we cannot predict whether restrictions will be reinstated or if additional restrictions will be imposed in the future. We implemented a plan to safely re-open common spaces in our communities while adhering to state and local guidelines, but we recognize that an increase in COVID-19 cases in these markets could cause us to close common spaces or take other preventive measures.
We cannot predict the continued impact of the pandemic, including the impact of the proposed U.S. vaccine mandate, and the degree to which our business and results of operations may be affected, particularly given the extended duration of the pandemic.
Financial Impact of the COVID-19 Pandemic
Many companies, especially in urban areas, have extended directives for employees to work from home during the COVID-19 pandemic. These extended directives have resulted in decreased traffic to businesses and, in some cases, closures of businesses in urban areas, which has resulted in lower demand and lower rent increases for our urban based apartment communities. The COVID-19 pandemic and these directives have affected our operations but did not have a material impact on our financial condition, operating results, or cash flows for the twelve months ended December 31, 2021.

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
Despite our response to the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on our rental revenue in future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to our financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of our team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.

Significant Transactions and Events for the Year Ended December 31, 2021
Highlights. For the year ended December 31, 2021, our highlights included the following:
•Net Loss was $0.47 per diluted share for the year ended December 31, 2021, compared to Net Loss of $0.15 per diluted share for the year ended December 31, 2020;
•Same-store year-over-year revenue growth of 4.8%, driven by 5.1% growth in rental revenue, offset by a decrease of 0.3% in occupancy; and
•Same-store net operating income growth of 4.8%.
Acquisitions and Dispositions. During the year ended December 31, 2021, we completed the following transactions in furtherance of our strategic plan:
•Closed on a strategic portfolio acquisition in Minneapolis and St. Cloud, Minnesota for an aggregate acquisition cost of $359.9 million. The portfolio is comprised of 14 apartment communities in Minneapolis and three apartment communities in St. Cloud with a total of 2,696 apartment homes. In connection with this transaction, we issued 1.8 million Series E preferred units with a par value of $100 per unit. The Series E preferred units pay a 3.875% dividend rate and are convertible, at the holder’s option, into Units at an exchange rate of 1.2048 Units per Series E preferred unit, representing a conversion price of $83.00 per Unit. The acquired assets were subject to $126.5 million in mortgage liabilities, of which $20.0 million was assumed at a rate of 4.31% with the remaining amount financed through a $198.9 million Fannie Mae credit facility agreement. The FMCF includes tranches in 7, 10, and 12-year increments with a weighted average interest rate of 2.78%;
•Acquired Civic Lofts, a 176-home apartment community located in Denver, Colorado for $63.0 million;
•Acquired Union Pointe, a 256-home apartment community located in Longmont, Colorado for $76.9 million; and
•Disposed of five apartment communities in Rochester, Minnesota and a commercial property for an aggregate sale price of $62.3 million.
Financing Transactions. During the year ended December 31, 2021, we completed the following financing transactions:
•Issued 1.8 million common shares at an average price of $86.13 per share for total consideration, net of commissions and issuance costs, of approximately $156.4 million;

•Amended and expanded our Note Purchase Private Shelf Agreement to increase the aggregate amount under the agreement from $150.0 million to $225.0 million and issued $50.0 million of 2.7% unsecured Series C Notes due June 6, 2030;
•Issued $125.0 million of unsecured notes with a weighted average interest rate of 2.6% and weighted average maturity of 10.5 years; and
•Paid $3.8 million to terminate two interest rate swaps in connection with the pay down of our term loans.
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

	(in thousands, except percentages)
	Year Ended December 31,
	2021	2020	$ Change	% Change
Operating income (loss)	$29,892	$33,843	$(3,951)	(11.7)%
Adjustments:
Property management expenses	8,752	5,801	2,951	50.9%
Casualty loss	344	1,662	(1,318)	(79.3)%
Depreciation and amortization	92,165	75,593	16,572	21.9%
General and administrative expenses	16,213	13,440	2,773	20.6%
(Gain) loss on sale of real estate and other investments	(27,518)	(25,503)	(2,015)	7.9%
Net operating income	$119,848	$104,836	$15,012	14.3%
Consolidated Results of Operations
The following consolidated results of operations cover the years ended December 31, 2021 and 2020.

	(in thousands)
	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue
Same-store	$166,326	$158,702	$7,624	4.8%
Non-same-store	29,298	5,424	23,874	440.2%
Other	2,831	2,147	684	31.9%
Dispositions	3,250	11,721	(8,471)	(72.3)%
Total	201,705	177,994	23,711	13.3%
Property operating expenses, including real estate taxes
Same-store	67,306	64,204	3,102	4.8%
Non-same-store	11,790	2,152	9,638	447.9%
Other	1,120	1,008	112	11.1%
Dispositions	1,641	5,794	(4,153)	(71.7)%
Total	81,857	73,158	8,699	11.9%
Net operating income
Same-store	99,020	94,498	4,522	4.8%
Non-same-store	17,508	3,272	14,236	435.1%
Other	1,711	1,139	572	50.2%
Dispositions	1,609	5,927	(4,318)	(72.9)%
Total	$119,848	$104,836	$15,012	14.3%
Property management expense	(8,752)	(5,801)	2,951	50.9%
Casualty loss	(344)	(1,662)	(1,318)	(79.3)%
Depreciation and amortization	(92,165)	(75,593)	16,572	21.9%
General and administrative expenses	(16,213)	(13,440)	2,773	20.6%
Gain (loss) on sale of real estate and other investments	27,518	25,503	(2,015)	7.9%
Interest expense	(29,078)	(27,525)	1,553	5.6%
Loss on extinguishment of debt	(535)	(23)	512	2,226.1%
Interest and other income (loss)	(2,380)	(1,552)	(828)	53.4%
NET INCOME (LOSS)	$(2,101)	$4,743	$(6,844)	(144.3)%
Dividends to preferred unitholders	(640)	(640)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,806	212	2,594	1,223.6%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(94)	126	(220)	(174.6)%
Net income (loss) attributable to controlling interests	(29)	4,441	(4,470)	(100.7)%
Dividends to preferred shareholders	(6,428)	(6,528)	100	(1.5)%
Redemption of preferred shares	—	297	(297)	100.0%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,457)	$(1,790)	$(4,667)	260.7%

	Year Ended December 31,
Weighted Average Occupancy (1)	2021	2020
Same-store	94.4%	94.7%
Non-same-store	94.2%	93.8%
Total	94.3%	94.7%
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

	December 31,
Number of Homes	2021	2020
Same-store	10,672	10,672
Non-same-store	3,769	647
Total	14,441	11,319
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
For the comparison of the twelve months ended December 31, 2021 and 2020, 59 apartment communities were classified as same-store and twenty-one apartment communities were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities are included in “Other” for the periods prior to the sale, which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Total revenue increased by 13.3% to $201.7 million for the year ended December 31, 2021 compared to $178.0 million in the year ended December 31, 2020. Revenue from 21 non-same-store apartment communities and other properties increased by $23.9 million and $684,000, respectively, offset by a decrease of $8.5 million from dispositions. Revenue from same-store communities increased by 4.8% or $7.6 million in the year ended December 31, 2021, compared to the same period in the prior year. Approximately 5.1% of the increase was due to higher average rental revenue, offset by a 0.3% decrease in occupancy as weighted average occupancy decreased from 94.7% to 94.4% for the years ended December 31, 2020 and 2021, respectively.
Property operating expenses, including real estate taxes.  Total property operating expenses, including real estate taxes, increased by 11.9% to $81.9 million in the year ended December 31, 2021 compared to $73.2 million in the year ended December 31, 2020. Property operating expenses from non-same-store apartment communities increased by $9.6 million, offset by a decrease of $4.2 million from sold properties. Property operating expenses at same-store communities increased by 4.8% or $3.1 million in the year ended December 31, 2021, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $1.5 million, primarily due to increases in utilities, compensation costs, turnover and maintenance, and marketing costs of $689,000, $284,000, $278,000, and $239,000, respectively. Non-controllable expenses at same-store communities increased by $1.7 million primarily due to insurance costs. Insurance and real estate taxes comprised $1.1 million and $632,000 of the increase, respectively.
Net operating income. NOI increased by 14.3% to $119.8 million in the year ended December 31, 2021 compared to $104.8 million in the year ended December 31, 2020. Net operating income from same-store and non-same-store communities increased by $4.5 million and $14.2 million, respectively, offset by a decrease of $4.3 million from dispositions.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 50.9% to $8.8 million in the year ended December 31, 2021, compared to $5.8 million in the year ended December 31, 2020. The increase was primarily due to $1.2 million in non recurring technology initiatives as well as $1.2 million in compensation costs due to the filling of open positions and additional staffing related to the acquisition of 17 communities during the year.
Casualty gain (loss). Casualty loss decreased by 79.3% to $344,000 in the year ended December 31, 2021, compared to $1.7 million in the year ended December 31, 2020. The decrease was primarily due to weather-related losses that occurred in the prior year which did not occur in the current year.
Depreciation and amortization.  Depreciation and amortization increased by 21.9% to $92.2 million in the year ended December 31, 2021, compared to $75.6 million in the year ended December 31, 2020, attributable to an increase of $21.6 million from non-same-store properties, offset by decreases of $2.3 million and $2.7 million at same-store communities and sold properties, respectively.
General and administrative expenses.  General and administrative expenses increased by 20.6% to $16.2 million in the year ended December 31, 2021, compared to $13.4 million in the year ended December 31, 2020, primarily attributable to increases of $1.3 million in incentive-based compensation costs related to company performance and share-based compensation arrangements due to the timing and form of grants and $808,000 in non-recurring technology initiatives.
Gain (loss) on sale of real estate and other investments.  In the years ended December 31, 2021 and 2020, we recorded gains on sale of real estate and other investments in continuing operations of $27.5 million and $25.5 million, respectively.
Operating income. Operating income decreased by 11.7% to $29.9 million in the year ended December 31, 2021, compared to $33.8 million in the year ended December 31, 2020.
Interest expense.  Interest expense increased 5.6% to $29.1 million in the year ended December 31, 2021, compared to $27.5 million in the year ended December 31, 2020, primarily due to maintaining a larger average daily balance on the line of credit compared to the same period of the prior year and the addition of new unsecured senior notes and the Fannie Mae credit facility, offset by a lower weighted average interest rate.
Loss on extinguishment of debt. Loss on extinguishment of debt increased to $535,000 in the year ended December 31, 2021, compared to $23,000 in the year ended December 31, 2020, primarily due to prepayment penalties associated with the disposal of assets and the write-off of unamortized loan costs.
Interest and other income (loss).  Interest and other income (loss) decreased to $2.4 million loss in the year ended December 31, 2021, compared to a loss of $1.6 million in the prior year. The decrease was primarily due to a $5.4 million loss related to the termination of interest rate swaps, compared to a $3.4 million loss from marketable securities in the prior year.
Funds from Operations and Core Funds From Operations
We believe that Funds from Operations (“FFO”), which is a non-GAAP standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding our operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation.
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
Core Funds from Operations ("Core FFO"), a non-GAAP measure, is FFO adjusted for non-routine items or items not considered core to business operations. By further adjusting for items that are not considered part of core business operations, the company believes that Core FFO provides investors with additional information to compare core operating and financial performance between periods. Core FFO should not be considered as an alternative to net income or as any other GAAP measurement of performance, but rather should be considered an additional supplemental measure. Core FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash needs, including the ability to service indebtedness or make distributions to shareholders. Core FFO is a non-GAAP and non-standardized financial measure that may be calculated differently by other REITs and that should not be considered a substitute for operating results determined in accordance with GAAP.
Net loss available to common shareholders for the year ended December 31, 2021 decreased to $6.5 million compared to a net loss of $1.8 million for the year ended December 31, 2020. FFO applicable to common shares and Units for the year ended December 31, 2021, increased to $54.9 million compared to $47.4 million for the year ended December 31, 2020, a change of 16.0%, primarily due to increased NOI from same-store and non-same-store communities as well as lower casualty losses and a prior year loss of $3.4 million on marketable securities that did not occur in the current year. These increases were offset by decreased NOI from sold properties, increases in interest expense, property management and general and administrative expenses, and a $5.4 million loss related to termination of interest rate swaps. For a comparison of FFO applicable to common shares and Units for the years ended December 31, 2020 and 2019, refer to our Annual Report on Form 10-K filed with the SEC on February 22, 2021.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations and Core Funds From Operations

	(in thousands, except per share and unit amounts)
	Year Ended December 31,
	2021	2020
Net income (loss) available to common shareholders	$(6,457)	$(1,790)
Adjustments:
Noncontrolling interests – Operating Partnership	(2,806)	(212)
Depreciation and amortization	92,165	75,593
Less depreciation – non real estate	(366)	(353)
Less depreciation – partially owned entities	(93)	(379)
(Gain) loss on sale of real estate	(27,518)	(25,503)
FFO applicable to common shares and Units	$54,925	$47,356

Adjustments to Core FFO:
Casualty loss (recovery)	$—	$749
Loss on extinguishment of debt	535	23
Rebranding costs	—	402
Technology implementation costs	2,020	—
(Gain) loss on marketable securities	—	3,378
(Discount) premium on redemption of preferred shares	—	(297)
Commercial lease termination proceeds	(450)	—
Acquisition related costs	230	—
Interest rate swap termination, amortization, and mark-to-market	4,942	—
Amortization of assumed debt	(53)	—
Other miscellaneous items	(64)	—
Core FFO applicable to common shares and Units	$62,085	$51,611

FFO applicable to common shares and Units	$54,925	$47,356
Dividends to preferred unitholders	640	640
FFO applicable to common shares and Units - diluted	$55,565	$47,996

Core FFO applicable to common shares and Units	$62,085	$51,611
Dividends to preferred unitholders	640	640
Core FFO applicable to common shares and Units - diluted	$62,725	$52,251

Per Share Data
Earnings (loss) per common share - diluted	$(0.47)	$(0.15)
FFO per share and Unit - diluted	$3.54	$3.47
Core FFO per share and Unit - diluted	$3.99	$3.78

Weighted average shares and Units - diluted	15,704	13,835

Liquidity and Capital Resources
Overview
We strive to maintain a strong balance sheet and preserve financial flexibility, which we believe should enhance our ability to capitalize on appropriate investment opportunities as they may arise. We intend to continue to focus on core fundamentals, which include generating positive cash flows from operation, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs.
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our 2021 ATM Program, and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D preferred units, Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks, Unit redemptions, and acquisition of additional communities.
We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities and, from time to time, through draws on our lines of credit. We believe our ability to generate cash from property operating activities and draws on our lines of credit to be adequate to meet all expected operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, draws on our lines of credit and/or new borrowings, and we believe we will have sufficient liquidity to meet our commitments over the next twelve months.
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically invested in investment grade securities or is used to reduce balances outstanding under our line of credit. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2021, we declared cash distributions of $42.7 million to common shareholders and unitholders of Centerspace, LP, as compared to net cash provided by operating activities of $84.0 million and FFO of $54.9 million.
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
As of December 31, 2021, we had total liquidity of approximately $204.8 million, which included $173.5 million available on our line of credit based on the value of unencumbered properties and $31.3 million of cash and cash equivalents. As of December 31, 2020, we had total liquidity of approximately $97.5 million, which included $97.1 million available on our line of credit based on the value of properties contained in our unencumbered asset pool (“UAP”) and $392,000 of cash and cash equivalents.
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
•we are unable to make certain representations and warranties, including a certification that, since September 30, 2021, there has been no adverse change in our business, financial condition, operations, performance or properties, taken as a whole, which would reasonably be expected to have a material adverse effect;
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
Even if we remain in compliance with the foregoing representations, warranties, and covenants, we may be unable to access the full amount available under our credit facilities if our lenders fail to fund their commitments.
As of the date of this filing, we have not experienced any restrictions or limitations on the availability of credit in our markets or with our lenders, although there can be no assurance that we will continue to be able to access the credit markets generally or our credit facility in the future.
Debt
As of December 31, 2021, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2021, the additional borrowing availability was $173.5 million beyond the $76.0 million drawn. As of December 31, 2020, the line of credit borrowing capacity was $250.0 million based on the value of our unencumbered asset pool (“UAP”), of which $152.9 million was drawn on the line. The line of credit bears interest either at the lender’s base rate plus a margin ranging from 25 to 80 basis points, or LIBOR, plus a margin ranging from 125 to 180 basis points based on our consolidated leverage. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This credit facility matures in September 2025 and has an accordion option to increase borrowing capacity up to $400.0 million.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, "PGIM") to increase the aggregate amount available for issuance of unsecured promissory notes to $225.0 million. We also issued $50.0 million of unsecured senior notes in connection with the amendment. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available, as of December 31, 2021. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”) for financing the acquisition of 16 apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended weighted average interest rate of 2.78%. As of December 31, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $284.9 million on December 31, 2021 and $298.4 million on December 31, 2020. As of December 31, 2021, the weighted average rate of interest on our mortgage debt was 3.81%, compared to 3.93% on December 31, 2020. Refer to Note 6 of our consolidated financial statements contained in this Report for the principal payments due on our mortgage indebtedness and other tabular information.

We also have a $6.0 million unsecured operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
All of our term debt is at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows.
Equity
We had an equity distribution agreement in connection with the 2019 ATM Program through which we could offer and sell common shares having an aggregate gross sales price of up to $150.0 million. Under the 2019 ATM Program, we sold shares having an aggregate sales price of $149.9 million. We replaced the 2019 ATM Program with the 2021 ATM program, through which we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2021 ATM Program are intended to be used for general corporate purposes, which may include the funding of acquisitions and the repayment of indebtedness. During the year ended December 31, 2021, we issued 1.8 million common shares under the 2019 and 2021 ATM Programs at an average price of $86.13 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $156.4 million. As of December 31, 2021, common shares having an aggregate offering price of up to $158.7 million remained available under the 2021 ATM Program.
On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units, representing a conversion exchange rate of $83 per unit. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights and are required to hold the units for one year before they may elect to convert.
As of December 31, 2021 and 2020, we had 3.9 million Series C preferred shares outstanding.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2021, we had cash and cash equivalents of $31.3 million and restricted cash consisting of $2.4 million of escrows held by lenders for real estate taxes, insurance, and capital additions and $5.0 million in deposits for real estate acquisitions. As of December 31, 2020, we had cash and cash equivalents of $392,000 and restricted cash consisting of $1.9 million of escrows held by lenders for real estate taxes, insurance, and capital additions and $5.0 million in net tax-deferred exchange proceeds remaining from a portion of our dispositions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our consolidated statements of cash flows in Item 15 of this report.
In addition to cash flows from operations, during the year ended December 31, 2021, we generated capital from various activities, including:
•Receipt of $174.5 million, net of fees, from the issuance of unsecured senior notes;
•Receipt of $61.3 million, net of transaction costs, from the sale of five apartment communities in Rochester, Minnesota and a commercial property;
•Receipt of $196.7 million, net of fees, from the Fannie Mae credit facility which was used to pay off debt as partial consideration for the September 1,2021 portfolio acquisition; and
•Receipt of $156.0 million, net of fees, from the issuance of 1.8 million common shares under our 2019 and 2021 ATM Programs.
During the year ended December 31, 2021, we used capital for various activities, including:
•Acquisition of Union Pointe, a 256-home apartment community located in Longmont, Colorado, for an aggregate purchase price of $76.9 million;
•Acquisition of a portfolio of 17 apartment communities located in Minneapolis, Minnesota and St. Cloud, Minnesota, for $15.7 million in cash, the paydown of $106.7 million in existing mortgages, and the remainder through the issuance of Series E preferred units;

•Funding mezzanine and construction loans of $18.6 million;
•Repaying approximately $36.3 million of mortgage principal;
•Paying off $145.0 million in term loans;
•Paying $3.8 million for the termination of interest rate swaps;
•Paying $76.9 million on our lines of credit;
•Paying distributions on common shares, Series E preferred units, and Units of $43.4 million; and
•Funding capital improvements for apartment communities of approximately $35.9 million.
Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, unsecured senior notes, and mortgages payable. The primary line of credit had a $76.0 million balance outstanding at December 31, 2021 and matures in September 2025. Our unsecured senior notes have an aggregate balance of $300.0 million at December 31, 2021 with varying maturities from September 2028 through September 2034.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgages payable (principal and interest)	$590,992	$43,056	$77,269	$105,374	$365,293
Lines of credit (principal and interest)(1)	$84,665	$2,164	$4,584	77,917	—
Total	$675,657	$45,220	$81,853	$183,291	$365,293
(1)The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2021.
We fund capital expenditures, primarily to maintain or renovate our apartment communities. The amounts of these expenditures can vary from year to year depending on the age of the apartment community, timing of planned improvements, and lease turnover.
As of December 31, 2021, we had no significant off-balance-sheet arrangements.
Inflation
Our apartment leases generally have terms of one year or less, which means that, in an inflationary environment, we would have the ability to increase rents upon the commencement of new leases or renewal of existing leases to manage the impact of inflation on our business. However, the cost to operate and maintain communities could increase at a rate greater than our ability to increase rents, which could adversely affect our results of operations. Extreme escalation of costs could have a negative impact on our residents and their ability to absorb rent increases. We also continue to monitor pressures surrounding supply chain challenges. A worsening of the current environment could contribute to delays in obtaining construction materials for maintenance or value add projects and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
Critical Accounting Estimates
Set forth below is a summary of the accounting estimates that management believes are critical to the preparation of the consolidated financial statements included in this Report.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. We have used interest rate swaps to offset the impact of interest rate fluctuations on our variable-rate debt. During the year ended December 31, 2021, we prepaid two variable rate term loans and terminated two of our four interest rate swaps. As of December 31, 2021, we had a swap with a notional of $75.0 million on the line of credit and which has an average pay rate of 2.81% and a forward swap with a notional of $70.0 million. The aggregate fair value of our interest rate swaps is a liability of $5.7 million, as of December 31, 2021. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, PGIM) for the issuance of up to $225.0 million of unsecured senior promissory notes (“unsecured senior notes”). We also issued $50.0 million of unsecured senior notes in connection with the amendment. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available as of December 31, 2021. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements. The table below shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
During the year ended December 31, 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”) for the financing of 16 apartment communities acquired. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended weighted average interest rate of 2.78%. As of December 31, 2021, the FMCF had a balance of $198.9 million.
As of December 31, 2021, we had no variable-rate mortgage debt outstanding and $76.0 million of variable-rate borrowings under our line of credit, of which $75.0 million is fixed through interest rate swaps. We estimate that a change in 30-day LIBOR of 100 basis points with constant risk spreads would not have a significant impact on our net income due to our interest rate swap on our line of credit.
Mortgage loan indebtedness, excluding the FMCF, decreased by $13.5 million as of December 31, 2021, compared to December 31, 2020, primarily due to loan maturities and prepayments. As of December 31, 2021 and 2020, 100.0% of our $284.9 million of mortgage debt was at fixed rates of interest, with staggered maturities. As of December 31, 2021, the weighted average rate of interest on our mortgage debt was 3.81%, compared to 3.93% on December 31, 2020. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2022	2023	2024	2025	2026	Thereafter	Total	Value
Fixed Rate	$27,113	$45,067	$4,054	$32,850	$49,047	$625,653	$783,784	$791,698
Average Interest Rate(1)	3.85%	3.83%	3.80%	3.80%	3.84%	3.15%	3.25%
Variable Rate(2)	$—	$—	—	$76,000	$—	—	$76,000	$76,000
Average Interest Rate(1)	—	—	—	2.74%	—	—	2.74%

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2021, the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2021, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2021, was effective.
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
Our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-4 of our consolidated financial statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Item 9B.  Other Information
None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,”

and “Board Committees” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
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

1.2
Equity Distribution Agreement dated September 10, 2021 between the Company and BMO Capital Markets Corp., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., BofA Securities, Inc., UBS Securities LLC, Piper Sandler & Co., and certain of their affiliates (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2021.

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

4.8
Confirmation of Guarantee Agreement, dated as of January 6, 2021, by an among Centerspace, Inc., Investors Real Estate Trust, IRET - Grand Gateway Apartments, LLC, IRET - Homestead Gardens II, LLC, IRET - River Ridge Apartments, LLC, IRET - Valley Park Manor, LLC, and the Holders of Notes thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

4.9
Note Purchase Agreement, dated September 17, 2021, by and among Centerspace, Centerspace, LP, Centerspace, Inc., Allianz Life Insurance Company of North America, Nationwide Life and Annuity Insurance Company, Nationwide Life Insurance Company, Prudential Annuities Life Assurance Corporation, The Prudential Insurance Company of America, The Prudential Life Insurance Company, Ltd., and Nassau Life Insurance Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

4.10	Form of Series 2021-A Senior Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

4.11	Form of Series 2021-B Senior Note (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

4.12	Form of Series 2021-C Senior Note (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

EXHIBIT NO.	DESCRIPTION
4.13	Form of Series 2021-D Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

4.14
Guarantee Agreement, dated September 17, 2021 of Centerspace, LP Note (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

4.15
Amendment No. 2 to Note Purchase and Private Shelf Agreement, dated September 17, 2021, and related Exhibit B attached thereto, by and among Centerspace, Centerspace, LP, Centerspace, Inc., PGIM, Inc., an affiliate of Prudential Financial, Inc. and certain affiliates of PGIM, Inc. Note (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the Commission on September 20, 2021).

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

10.6**
Form of Stock Award Agreement under the 2015 Incentive Plan dated June 22, 2016 (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

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

EXHIBIT NO.	DESCRIPTION
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

10.18
Form of Contribution Agreement, dated as of June 3, 2021, by and between Seller and Centerspace, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.19
Form of Tax Protection Agreement, by and among Seller, Centerspace, and Centerspace, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.20
Amendment to Limited Partnership Agreement of the Partnership, dated September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.21
Master Credit Facility, dated as of September 1, 2021, among certain wholly-owned subsidiaries of Centerspace and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.22
Assumption Agreement and Amendment to Loan Documents, dated as of September 1, 2021, among CSR - Palisades, LLC, Minnesota Life Insurance Company and Palisades Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.23
Third Amended and Restated Credit Agreement, dated as of September 30, 2021, among Centerspace, LP, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, KeyBank, National Association and PNC Bank, National Association, as Syndicated Agents, and Bank of Montreal, as Administrative Agent Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2021).

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

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these consolidated financial statements, and (vi) the Cover Page to our Annual Report on From 10-K.

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

Date: February 28, 2022	Centerspace

	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Schissel
John A. Schissel	Trustee & Chairman	February 28, 2022

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 28, 2022

/s/ Bhairav Patel
Bhairav Patel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ Michael T. Dance
Michael T. Dance	Trustee	February 28, 2022

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 28, 2022

/s/ Linda J. Hall
Linda J. Hall	Trustee	February 28, 2022

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee	February 28, 2022

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 28, 2022

/s/ Rodney Jones-Tyson
Rodney Jones-Tyson	Trustee	February 28, 2022

CENTERSPACE AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Centerspace

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Accounting for Series E preferred units issued.
As described in Note 4 to the financial statements, in September 2021, the Company issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units, representing a conversion exchange rate of $83.00 per unit. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights and are required to hold the units for one year before they may elect to convert. The Company recorded the Series E preferred units as a noncontrolling interest within permanent equity on the consolidated balance sheet at fair value. We have identified the accounting for the Series E preferred units as a critical audit matter.
The principal consideration for our determination that accounting for the Series E preferred units is a critical audit matter is it involved a high degree of judgment in assessing management’s conclusions that the Series E preferred units are a noncontrolling interest within permanent equity.
Our audit procedures related to the accounting for the Series E preferred units included the following, among others.
•We tested the design and operating effectiveness of management’s internal controls over their accounting of the Series E preferred units, including controls over the evaluation and application of the appropriate accounting principles.
•We inspected the contribution agreements, Series E preferred unit agreement, and operating partnership agreement to identify and understand the rights of the unit holders and provisions relevant to management’s conclusions.

•We evaluated relevant provisions within these agreements to determine whether management’s conclusions were consistent with the relevant accounting guidance, specifically whether the Series E preferred units were a noncontrolling interest within permanent equity.
•We consulted our firm’s subject matter expert regarding the appropriateness of management’s conclusions on the accounting for the Series E preferred units.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Centerspace
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 28, 2022

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	December 31, 2021	December 31, 2020
ASSETS
Real estate investments
Property owned	$2,271,170	$1,812,557
Less accumulated depreciation	(443,592)	(399,249)
	1,827,578	1,413,308
Mortgage loans receivable	43,276	24,661
Total real estate investments	1,870,854	1,437,969
Cash and cash equivalents	31,267	392
Restricted cash	7,358	6,918
Other assets	30,582	18,904
TOTAL ASSETS	$1,940,061	$1,464,183
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$62,403	$55,609
Revolving lines of credit	76,000	152,871
Notes payable, net of unamortized loan costs of $656 and $754, respectively	299,344	269,246
Mortgages payable, net of unamortized loan costs of $3,187 and $1,371, respectively	480,703	297,074
TOTAL LIABILITIES	$918,450	$774,800
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at December 31, 2021 and 2020, aggregate liquidation preference of $16,560)	$25,331	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 3,881 shares issued and outstanding at December 31, 2021 and 2020, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,016 shares issued and outstanding at December 31, 2021 and 13,027 shares issued and outstanding at December 31, 2020)	1,157,255	968,263
Accumulated distributions in excess of net income	(474,318)	(427,681)
Accumulated other comprehensive income (loss)	(4,435)	(15,905)
Total shareholders’ equity	$772,032	$618,207
Noncontrolling interests – Operating Partnership and Series E preferred units	223,600	53,930
Noncontrolling interests – consolidated real estate entities	648	686
TOTAL EQUITY	$996,280	$672,823
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,940,061	$1,464,183
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
REVENUE	$201,705	$177,994	$185,755
EXPENSES
Property operating expenses, excluding real estate taxes	57,753	51,625	57,249
Real estate taxes	24,104	21,533	21,066
Property management expense	8,752	5,801	6,186
Casualty loss	344	1,662	1,116
Depreciation and amortization	92,165	75,593	74,271
General and administrative expenses	16,213	13,440	14,450
TOTAL EXPENSES	199,331	169,654	174,338
Gain (loss) on sale of real estate and other investments	27,518	25,503	97,624
Operating income (loss)	29,892	33,843	109,041
Interest expense	(29,078)	(27,525)	(30,537)
Loss on extinguishment of debt	(535)	(23)	(2,360)
Interest and other income (loss)	(2,380)	(1,552)	2,092
Gain (loss) on litigation settlement	—	—	6,586
NET INCOME (LOSS)	(2,101)	4,743	84,822
Dividends to preferred unitholders	(640)	(640)	(537)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,806	212	(6,752)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(94)	126	1,136
Net income (loss) attributable to controlling interests	(29)	4,441	78,669
Dividends to preferred shareholders	(6,428)	(6,528)	(6,821)
Redemption of preferred shares	—	297	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(6,457)	$(1,790)	$71,848

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.47)	$(0.15)	$6.06

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.47)	$(0.15)	$6.00

Weighted average shares - basic	13,803	12,564	11,744

Weighted average shares - dilutive	15,704	13,594	13,182
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
	Year Ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$(2,101)	$4,743	$84,822
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	2,383	(11,068)	(7,040)
(Gain) loss on derivative instrument reclassified into earnings	9,087	2,770	289
Total comprehensive income (loss)	$9,369	$(3,555)	$78,071
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	4,407	882	(6,058)
Net comprehensive (income) loss attributable to noncontrolling interests – consolidated real estate entities	(94)	126	1,136
Comprehensive income (loss) attributable to controlling interests	$13,682	$(2,547)	$73,149

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at December 31, 2018	$99,456	11,942	$899,234	$(429,048)	$(856)	$74,663	$643,449
Net income (loss) attributable to controlling interest and noncontrolling interests				78,669		5,790	84,459
Change in fair value of derivatives					(6,751)		(6,751)
Distributions – common shares and Units ($2.80 per share and Unit)				(32,996)		(3,414)	(36,410)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,821)			(6,821)
Share-based compensation, net of forfeitures		11	1,905				1,905
Sale of common shares, net		308	22,019				22,019
Redemption of Units for common shares		173	7,823			(7,823)	—
Redemption of Units for cash						(8,147)	(8,147)
Shares repurchased		(329)	(18,023)				(18,023)
Acquisition of redeemable noncontrolling interests			4,529				4,529
Other		(7)	(87)			(220)	(307)
Balance at December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interests and noncontrolling interests				4,441		(338)	4,103
Change in fair value of derivatives					(8,298)		(8,298)
Distributions – common shares and Units ($2.80 per share and Unit)				(35,695)		(2,842)	(38,537)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,528)			(6,528)
Share-based compensation, net of forfeitures		20	2,106				2,106
Sale of common shares, net		829	58,852				58,852
Redemption of Units for common shares		81	(1,750)			1,750	—
Shares repurchased	(5,926)			297			(5,629)
Acquisition of nonredeemable noncontrolling interests – consolidated real estate entities			(7,584)			(4,637)	(12,221)
Other		(1)	(761)			(166)	(927)
Balance at December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				(29)		(2,712)	(2,741)
Change in fair value of derivatives					11,470		11,470
Distributions – common shares and Units ($2.84 per share and Unit)				(40,180)		(2,489)	(42,669)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($1.301667 per unit)						(2,343)	(2,343)
Share-based compensation, net of forfeitures		28	2,689				2,689
Sale of common shares, net		1,817	156,038				156,038
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of Units for common shares		144	(4,714)			4,714	—
Change in value of Series D preferred units		—	(8,771)				(8,771)
Other		—	(1,155)			(146)	(1,301)
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,101)	$4,743	$84,822
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,110	76,596	75,408
(Gain) loss on sale of real estate, land, and other investments	(27,518)	(25,503)	(97,624)
Realized (gain) loss on marketable securities	—	3,378	—
(Gain) loss on extinguishment of debt and discontinued operations	535	23	2,360
(Gain) loss on litigation settlement	—	—	(1,349)
Share-based compensation expense	2,687	2,106	1,905
(Gain) loss on interest rate swap termination, amortization, and mark-to-market	4,931	—	—
Bad debt expense	2,304	2,332	1,050
Other, net	(268)	1,310	46
Changes in other assets and liabilities:
Other assets	(5,402)	(4,818)	1,076
Accounts payable and accrued expenses	15,750	1,061	1,930
Net cash provided (used) by operating activities	$84,028	$61,228	$69,624
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of mortgage loans receivable	—	10,020	—
Proceeds from sale of marketable securities	—	3,856	—
Increase in mortgages and notes receivable	(18,614)	(24,862)	(6,279)
Purchase of marketable securities	—	(179)	(6,942)
Proceeds from sale of real estate and other investments	61,334	43,686	199,282
Payments for acquisitions of real estate assets	(273,566)	(168,696)	(158,466)
Payments for improvements of real estate assets	(35,877)	(30,315)	(20,954)
Other investing activities	(502)	1,525	366
Net cash provided (used) by investing activities	$(267,225)	$(164,965)	$7,007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	196,725	—	59,900
Principal payments on mortgages payable	(36,282)	(33,422)	(177,743)
Proceeds from revolving lines of credit	258,580	155,028	245,397
Principal payments on revolving lines of credit	(335,451)	(52,235)	(252,818)
Proceeds from notes payable and other debt	174,544	—	124,878
Principal payments on notes payable and other debt	(145,000)	—	—
Payments for termination of interest rate swaps	(3,804)	—	—
Proceeds from sale of common shares, net of issuance costs	156,038	58,852	22,019
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	(12,221)	(1,260)
Repurchase of common shares	—	—	(18,023)
Repurchase of preferred shares	—	(5,629)	—
Repurchase of partnership units	—	(50)	(8,147)
Distributions paid to common shareholders	(38,487)	(35,045)	(32,891)
Distributions paid to preferred shareholders	(6,428)	(6,528)	(6,821)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(4,916)	(2,900)	(3,630)
Distributions paid to preferred unitholders	(640)	(640)	(377)
Other financing activities	(367)	(280)	(254)
Net cash provided (used) by financing activities	$214,512	$64,930	$(49,770)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	31,315	(38,807)	26,861
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	7,310	46,117	19,256
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$38,625	$7,310	$46,117

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$(802)	$(1,420)	$1,273
Operating partnership units converted to shares	(4,714)	(1,750)	7,823
Distributions declared but not paid	11,411	9,802	9,210
Retirement of shares withheld for taxes	933	—	—
Real estate assets acquired through assumption of debt	20,000	—	—
Fair value adjustment to debt	2,367	—	—
Property acquired through issuance of Series D preferred units	—	—	16,560
Real estate assets acquired through exchange of note receivable	—	17,663	—
Note receivable exchanged through real estate acquisition	—	(17,663)	—
Real estate acquired through issuance of Series E preferred units	217,513	—	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	26,528	26,051	28,679

	(in thousands)
Balance sheet description	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$31,267	$392	$26,579
Restricted cash	7,358	6,918	19,538
Total cash, cash equivalents and restricted cash	$38,625	$7,310	$46,117
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021, 2020, and 2019

NOTE 1 • ORGANIZATION
Centerspace (“Centerspace,” “we,” “our,” or “us”) is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2021, we held for investment 79 apartment communities with 14,441 homes. We conduct a majority of our business activities through our consolidated operating partnership, Centerspace, LP, (the “Operating Partnership”), as well as through a number of other subsidiary entities.
All references to Centerspace, we, our, or us refer to Centerspace and its consolidated subsidiaries.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation.
Our interest in the Operating Partnership as of December 31, 2021 and 2020 was 83.3% and 93.0%, respectively, of the limited partnership units of the Operating Partnership (“Units”), which includes 100% of the general partnership interest.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of recent GAAP accounting standards updates (“ASUs”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur.	This ASU is optional and may be elected over time.	We adopted this guidance in June 2021 on a prospective basis. This adoption did not have a material impact on the Consolidated Financial Statements.
ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entitiy's Own Equity
	This ASU simplifies accounting for convertible instruments and removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. This ASU also simplifies the diluted earnings per share calculation in certain areas and provide updated disclosure requirements.	This ASU is effective for annual reporting periods beginning after December 31, 2021. Early adoption is permitted.	We early adopted this guidance in the first quarter of 2021 using the modified retrospective method. The adoption did not have a material impact on the Consolidated Financial Statements.

RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the consolidated statement of operations, total assets, liabilities or equity as reported in the consolidated balance sheets and total shareholder’s equity.
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.8 billion and $1.4 billion as of December 31, 2021 and 2020, respectively. Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on our determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. We did not capitalize interest during the years ended December 31, 2021, 2020, and 2019.
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
During the years ended December 31, 2021, 2020, and 2019 we did not incur a loss for impairment on real estate.
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
We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. We had no properties classified as held for sale at December 31, 2021 and 2020.
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
As of December 31, 2021 restricted cash consisted of $5.0 million of real estate deposits for property acquisitions and $2.4 million in escrows held by lenders. As of December 31, 2020, restricted cash consisted primarily of net tax-deferred exchange proceeds remaining from a portion of our dispositions and escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance, and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
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
Beginning in April 2020, we abated rent, common area maintenance, and real estate taxes for commercial tenants that experienced government-mandated interruptions or closures of their businesses. We elected to account for these accommodations as though enforceable rights and obligations existed without evaluating if such a right or obligation existed under the lease agreement, as allowed by the FASB Q&A released on April 10, 2020. The accommodations were recognized as variable lease payments. During the years ended December 31, 2021 and 2020, we recognized a reduction in revenue of $47,000 and $656,000, respectively, due to the abatement of amounts due from our commercial tenants.
Many of our leases contain non-lease components for utility reimbursement from our residents. We have elected the practical expedient to combine lease and non-lease components for all asset classes. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of December 31, 2021, was as follows:

(in thousands)
2022	$2,447
2023	2,455
2024	2,453
2025	2,400
2026	1,804
Thereafter	880
Total scheduled lease income - operating leases	$12,439
REVENUE
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
The following table presents the disaggregation of revenue streams of our rental income for the years ended December 31, 2021, 2020, and 2019:

		(in thousands)
		Year ended December 31,
Revenue Stream	Applicable Standard	2021	2020	2019
Fixed lease income - operating leases	Leases	$189,452	$168,119	$176,706
Variable lease income - operating leases	Leases	8,565	7,068	5,586
Other property revenue	Revenue from contracts with customers	3,688	2,807	3,463
Total revenue		$201,705	$177,994	$185,755
INCOME TAXES
We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the years ended December 31, 2021, 2020, and 2019, we distributed in excess of 90% of our taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualify as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
We have one TRS, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items for our TRS for the years ended December 31, 2021, 2020, and 2019.
We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2021, 2020, and 2019:

CALENDAR YEAR	2021	2020	2019
Tax status of distributions
Capital gain	0.92%	13.62%	38.53%
Ordinary income	7.82%	7.91%	23.43%
Return of capital	91.26%	78.47%	38.04%
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
OTHER ASSETS
As of December 31, 2021 and 2020, other assets consisted of the following amounts:

	in thousands
	December 31, 2021	December 31, 2020
Receivable arising from straight line rents	$343	$336
Accounts receivable, net of allowance	667	523
Real estate related loans receivable	6,208	6,332
Prepaid and other assets	9,693	5,702
Intangible assets, net of accumulated amortization	7,370	1,150
Property and equipment, net of accumulated depreciation	3,370	2,674
Goodwill	866	986
Deferred charges and leasing costs	2,065	1,201
Total Other Assets	$30,582	$18,904
Intangible assets consist of in-place leases valued at the time of acquisition. For the years ended December 31, 2021, 2020, and 2019, we recognized $13.5 million, $3.1 million, and $2.0 million, respectively, of amortization expense related to these intangibles, included within depreciation and amortization in the consolidated statements of operations. The intangible assets remaining at December 31, 2021 will be amortized in 2022.
PROPERTY AND EQUIPMENT
Property and equipment consists primarily of office equipment located at our corporate offices in Minot, North Dakota and in Minneapolis, Minnesota. The consolidated balance sheets reflects these assets at cost, net of accumulated depreciation, and are included within Other Assets. As of December 31, 2021 and 2020, property and equipment cost was $4.7 million and $4.7 million, respectively. Accumulated depreciation was $1.4 million and $2.0 million as of December 31, 2021 and 2020, respectively, and are included within other assets in the consolidated balance sheets.
MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In March 2020, in connection with our acquisition of Ironwood, an apartment community in New Hope, Minnesota, we acquired a tax increment financing note receivable (“TIF”) with an initial principal balance of $6.6 million. As of December 31, 2021 and 2020, the principal balance was $6.4 million and $6.6 million, respectively, which appears within Other Assets in our Consolidated Balance Sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.
In December 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. The construction and mezzanine loans bear interest at 4.5% and

11.5%, respectively. As of December 31, 2021, we had fully funded the $29.9 million construction loan and $13.4 million of the mezzanine loan, both of which appear within mortgage loans receivable in our Consolidated Balance Sheets. As of December 31, 2020, we had funded $24.7 million of the construction loan. The loans are secured by mortgages and mature on December 31, 2023, and the agreement provides us with an option to purchase the development. The loans represent an investment in an unconsolidated variable interest entity. We are not the primary beneficiary of the VIE as we do not have the power to direct the activities which most significantly impact the entity’s economic performance nor do we have significant influence over the entity.
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Any unrealized gains or losses are included in interest and other income (loss) on the consolidated statements of operations. During the year ended December 31, 2020, we had a realized loss of $3.4 million arising from marketable securities which were disposed during the year ended December 31, 2020. As of December 31, 2021 and 2020, we had no marketable securities.
GAIN ON LITIGATION SETTLEMENT
During the year ended December 31, 2019, we recorded a gain on litigation settlement of $6.6 million from the settlement on a construction defect claim. The gain consisted of $5.2 million of cash received and $1.4 million of liabilities waived under the terms of the settlement.
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. We have issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under our 2015 Incentive Plan, Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on our earnings per share upon exercise of the RSUs, ISOs, or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the preferred units). Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, we have no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in our sole discretion, we may issue common shares in exchange for Units on a one-for-one-basis.
For the years ended December 31, 2021, 2020, and 2019, performance-based restricted stock awards of 31,821, 26,994, and 37,822 were excluded from the calculation of diluted earnings per share because the assumed proceeds per share plus the average unearned compensation were greater than the average market price of the common shares for the periods presented and, therefore, were anti-dilutive. Refer to Note 16 - Share-Based Compensation for discussion of the terms for these awards.
For the year ended December 31, 2020, Series D preferred units of 228,000, stock options of 86,000, and time-based RSUs of 13,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Including these items would have improved earnings per share.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the years ended December 31, 2021, 2020, and 2019:

	(in thousands, except per share data)
	Year Ended December 31,
	2021	2020	2019
NUMERATOR
Net income (loss) attributable to controlling interests	(29)	4,441	78,669
Dividends to preferred shareholders	(6,428)	(6,528)	(6,821)
Redemption of preferred shares	—	297	—
Numerator for basic earnings per share – net income (loss) available to common shareholders	(6,457)	(1,790)	71,848
Noncontrolling interests – Operating Partnership and Series E preferred units	(2,806)	(212)	6,752
Dividends to preferred unitholders	640	640	537
Numerator for diluted earnings (loss) per share	$(8,623)	$(1,362)	$79,137
DENOMINATOR
Denominator for basic earnings per share weighted average shares	13,803	12,564	11,744
Effect of redeemable operating partnership units	899	1,030	1,237
Effect of Series D preferred units	228	—	193
Effect of Series E preferred units	729	—	—
Effect of diluted restricted stock awards and restricted stock units	45	—	8
Denominator for diluted earnings per share	15,704	13,594	13,182

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.47)	$(0.15)	$6.06

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.47)	$(0.15)	$6.00

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 832,000 Units at December 31, 2021 and 977,000 Units at December 31, 2020.
Exchange Rights.  Pursuant to the exercise of Exchange Rights, we redeemed Units in exchange for common shares during the years ended December 31, 2021 and 2020 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year ended December 31, 2021	144	$(4,714)
Year ended December 31, 2020	81	$(1,750)
Series E Preferred Units (Noncontrolling interest). On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units, representing a conversion exchange rate of $83 per unit. We have the option, at our sole election, to convert Series E preferred units into OP Units if our stock has traded at or above $83 per share for 15 of 30 consecutive trading days and we have made at least three consecutive quarters of distributions with a rate of at least $0.804 per OP unit. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights and are required to hold the units for one year before they may elect to convert.
Common Shares and Equity Awards. Common shares outstanding on December 31, 2021 and 2020, totaled 15.0 million and 13.0 million, respectively. During the years ended December 31, 2021 and 2020, we issued approximately 27,351 and 21,000 common shares, respectively, with a total grant-date value of $1.0 million, under our 2015 Incentive Plan, as share-based compensation for employees and trustees. During the years ended December 31, 2021 and 2020, approximately 500 and 2,400 common shares were forfeited under the 2015 Incentive Plan, respectively.
Equity Distribution Agreement. In September 2021, we entered into an equity distribution agreement in connection with a new at-the-market offering program (“2021 ATM Program”), replacing our prior at-the-market offering program (“2019 ATM Program”). Under the 2021 ATM Program, we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program are intended to be used for general purposes, which may include the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2021, we had common shares having an aggregate offering price of up to $158.7 million remaining available under the 2021 ATM Program.
The table below provides details on the sale of common shares during the years ended December 31, 2021 and 2020.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2021	1,817	$156,449	$86.13
Year ended December 31, 2020	829	$59,187	$71.39
(1)Total consideration is net of $2.1 million and $901,000 in commissions for the years ended December 31, 2021 and 2020, respectively.
Share Repurchase Program. On December 5, 2019, our Board of Trustees terminated the existing share repurchase program and authorized a new share purchase program to repurchase up to $50 million of our common or preferred shares over a one-year period. Under this repurchase program, we could repurchase common or preferred shares in open-market purchases, including pursuant to Rule 10b5-1 and Rule 10b-18 plans, as determined by management and in accordance with the requirements of the SEC. This program expired on December 5, 2020. Shares repurchased during the year ended December 31, 2020 are detailed in the table below.

	(in thousands, except per share amounts)
	Number of Preferred Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2020	237	$5,629	$23.75
(1)Amount includes commissions.
Issuance of Series C Preferred Shares. On October 2, 2017, we issued 4.1 million shares of our 6.625% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”). As of December 31, 2021 and 2020, we had 3.9 million Series C preferred shares outstanding. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate, as of December 31, 2021 and 2020).
Series D Preferred Units (Mezzanine Equity). On February 26, 2019, we issued 165,600 Series D preferred units at an issuance price of $100 per preferred unit as partial consideration for the acquisition of SouthFork Townhomes. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units, representing a conversion exchange rate of $72.50 per unit. Changes in the redemption value are based on changes in the trading value of our common shares and are charged to common shares on our Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the consolidated statements of equity within net income (loss) attributable to controlling interests and noncontrolling interests.
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
Our noncontrolling interests – consolidated real estate entities at December 31, 2021 and 2020 were as follows:

	(in thousands)
	December 31, 2021	December 31, 2020
IRET - Cypress Court Apartments, LLC	$648	$686

NOTE 6 • DEBT
As of December 31, 2021, 48 apartment communities were not encumbered by mortgages and are available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2021, we had additional borrowing availability of $173.5 million beyond the $76.0 million drawn, priced at an interest rate of 2.74%, including the impact of our interest rate swap. At December 31, 2020, the line of credit borrowing capacity was $250.0 million based on the value of our unencumbered asset pool (“UAP”), of which $152.9 million was drawn on the line. This credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and has an accordion option to increase borrowing capacity up to $400.0 million.
Prior to the amendment, the unsecured credit facility also had unsecured term loans of $70.0 million and $75.0 million, included within notes payable on the consolidated balance sheets. These terms loans were paid in full as of December 31, 2021.
The interest rate on the line of credit is based, at our option, on the lender's base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on our consolidated leverage, as defined under the Third Amended and Restated Credit Agreement. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of December 31, 2021.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, PGIM) to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. We also issued $50.0 million of unsecured senior notes in connection with the amendment. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available as of December 31, 2021. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”) for financing the acquisition of 16 apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended weighted average interest rate of 2.78%. As of December 31, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
As of December 31, 2021, we owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.47% to 4.31%, and the mortgage loans have varying maturity dates from July 1, 2022, through September 1, 2031. As of December 31, 2021, we believe there are no material defaults or instances of material noncompliance in regards to any of these mortgage loans.

We also have a $6.0 million unsecured operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes our indebtedness:

	(in thousands)
	December 31, 2021	December 31, 2020	Weighted Average Maturity in Years
Lines of credit	$76,000	$152,871	3.75
Term loans(1)	—	145,000
Unsecured senior notes(1)	300,000	125,000	8.63
Unsecured debt	376,000	422,871	7.84
Mortgages payable - Fannie Mae credit facility	198,850	—	9.56
Mortgages payable - other	284,934	298,445	4.93
Total debt	$859,784	$721,316	7.19

Annual Weighted Average Interest Rates
Lines of credit (rate with swap) (2)	2.74%	2.85%
Term loans (rate with swaps)	—	4.15%
Unsecured senior notes	3.12%	3.78%
Mortgages payable - Fannie Mae credit facility	2.78%	—
Mortgages payable - other	3.81%	3.93%
Total debt	3.26%	3.62%
(1)Included within notes payable on our consolidated balance sheets.
(2)The current rate on our line of credit is LIBOR plus 150 basis points. The LIBOR exposure on the line of credit as of December 31, 2021 was hedged using an interest rate swap with a notional of $75.0 million and a fixed rate of 2.81%. The interest rate swap was terminated in February 2022.
The aggregate amount of required future principal payments on mortgages payable, notes payable, and lines of credit as of December 31, 2021 is as follows:

(in thousands)
2022	$27,113
2023	45,067
2024	4,054
2025	108,850
2026	49,047
Thereafter	625,653
Total payments	$859,784
NOTE 7 • DERIVATIVE INSTRUMENTS
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily use interest rate swap contracts to fix the variable rate interest debt.
The ineffective portion of a hedging instrument is not recognized currently in earnings or disclosed. Changes in the fair value of cash flow hedges are recorded in accumulated other comprehensive income and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for our interest rate swaps will be reclassified to interest expense as interest payments are made on our term loan and line of credit. During the next 12 months, we estimate an additional $1.5 million will be reclassified as an increase to interest expense.
At December 31, 2021, we had one interest rate swap contract designated as a cash flow hedge of interest rate risk with a total notional amount of $75.0 million to fix the interest rate on the line of credit. We also had one interest rate swap with a notional amount of $70.0 million that is not effective until January 31, 2023 and was not designated as a hedge in a qualifying hedging relationship.
At December 31, 2020, we had three interest rate swap contracts designated as cash flow hedges of interest rate risk with a total notion amount of $195.0 million and one additional interest rate swap that becomes effective on January 31, 2023, with a notional amount of $70.0 million. These interest rate swaps fixed the interest on the term loans and a portion of the line of credit.
In September 2021, we paid $3.8 million to terminate our $50.0 million interest rate swap and our $70.0 million interest rate swap in connection with the pay down of our term loans (see Note 6 - Debt for additional details). We accelerated the reclassification of a $5.4 million loss from OCI into other income loss in Consolidated Statements of Operations as a result of the hedged transactions becoming probable not to occur.
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships are recorded directly into earnings within other income loss in the Consolidated Statements of Operations. For the year ended December 31, 2021, we recorded a gain of $419,000 related to the interest rate swap not designated in a hedging relationship. As of December 31, 2020, we did not have any outstanding interest rate hedges that were not designated as hedges in a qualifying hedging relationship.
The fair value of our derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of December 31, 2021 and 2020 is detailed below.

		(in thousands)
		December 31, 2021	December 31, 2020
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$4,610	$15,905
Total derivative instruments not designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$1,097	$—
The effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2021, 2020, and 2019 is detailed below.

	(in thousands)
	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2021	2020	2019		2021	2020	2019
Total derivatives in cash flow hedging relationships - interest rate swaps	$2,383	$(11,068)	$(7,040)	Interest expense	$(9,087)	$(2,770)	$(289)
We have agreements with each of our derivative counterparties that contain a provision where if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations.
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

Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets
Mortgages and notes receivable	$49,484	$—	$—	$49,484
Liabilities
Derivative instruments - interest rate swaps	$5,707	$—	$—	$5,707

December 31, 2020
Assets
Mortgages and notes receivable	$30,994	$—	$—	$30,994
Liabilities
Derivative instruments - interest rate swaps	$15,905	$—	$—	$15,905
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

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2021	$49,484	$14	$2,403	$2,417
Year ended December 31, 2020	$30,994	$12	$1,442	$1,454
As of December 31, 2021, we had an investment of $903,000 in a real estate technology venture consisting of privately held entities that develop technology related to the real estate industry. The investment is measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of December 31, 2021, we had unfunded commitments of $1.2 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets measured at fair value on a nonrecurring basis at December 31, 2021 and 2020.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable and unsecured senior notes is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of December 31, 2021 and 2020 are as follows:

	(in thousands)
	December 31, 2021		December 31, 2020
	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$31,267	$31,267	$392	$392
Restricted cash	7,358	7,358	6,918	6,918
FINANCIAL LIABILITIES
Revolving lines of credit(1)	76,000	76,000	152,871	152,871
Term loans(1)	—	—	145,000	145,000
Unsecured senior notes	300,000	308,302	125,000	133,181
Mortgages payable - Fannie Mae credit facility	198,850	198,850	—	—
Mortgages payable - other	284,934	284,546	298,445	308,855
(1)Excluding the effect of the interest rate swap agreement.

NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $499.8 million and $191.0 million of new real estate during the years ended December 31, 2021 and 2020, respectively. Our acquisitions during the years ended December 31, 2021 and 2020 are detailed below.
Year Ended December 31, 2021

		(in thousands)
		Total	Form of Consideration			Investment Allocation
	Date	Acquisition						Intangible
Acquisitions	Acquired	Cost(1)	Cash	Units(2)	Other(3)	Land	Building	Assets	Other(4)
256 homes -Union Pointe Apartment Homes - Longmont, CO	January 6, 2021	$76,900	$76,900	$—	$—	$5,727	$69,966	$1,207	$—
120 homes - Bayberry Place - Minneapolis, MN	September 1, 2021	16,673	898	9,855	5,920	1,807	14,113	753	—
251 homes - Burgandy & Hillsboro Court - Minneapolis, MN	September 1, 2021	35,569	2,092	22,542	10,935	2,834	31,148	1,587	—
97 homes - Venue on Knox - Minneapolis, MN	September 1, 2021	18,896	500	11,375	7,021	3,438	14,743	715	—
120 homes - Gatewood - St. Cloud, MN	September 1, 2021	7,781	378	3,388	4,015	327	6,858	596	—
84 homes - Grove Ridge - Minneapolis, MN	September 1, 2021	12,060	121	8,579	3,360	1,250	10,271	539	—
119 homes - The Legacy - St. Cloud, MN	September 1, 2021	10,560	229	5,714	4,617	412	9,556	592	—
151 homes - New Hope Garden & Village - Minneapolis, MN	September 1, 2021	15,006	1,435	10,812	2,759	1,603	12,578	825	—
330 homes - Palisades - Minneapolis, MN	September 1, 2021	53,354	2,884	30,470	20,000	6,919	46,577	2,211	(2,353)
96 homes - Plymouth Pointe - Minneapolis, MN	September 1, 2021	14,450	370	9,061	5,019	1,042	12,809	599	—
93 homes - Pointe West - St. Cloud, MN	September 1, 2021	7,558	91	3,605	3,862	246	6,849	463	—
301 homes - River Pointe - Minneapolis MN	September 1, 2021	38,348	2,249	21,653	14,446	3,346	33,117	1,885	—
70 homes - Southdale Parc - Minneapolis, MN	September 1, 2021	9,670	165	7,907	1,598	1,569	7,740	361	—
62 homes - Portage - Minneapolis, MN	September 1, 2021	9,171	323	5,588	3,260	2,133	6,685	353	—
200 homes - Windsor Gates - Minneapolis, MN	September 1, 2021	22,231	1,122	12,080	9,029	2,140	18,943	1,148	—
136 homes - Wingate - Minneapolis, MN	September 1, 2021	15,784	723	10,246	4,815	1,480	13,530	774	—
178 homes - Woodhaven - Minneapolis, MN	September 1, 2021	25,009	1,682	15,200	8,127	3,940	20,080	989	—
288 homes - Woodland Pointe - Minneapolis, MN	September 1, 2021	47,796	437	29,438	17,921	5,367	40,422	2,007	—
176 homes - Civic Lofts - Denver, CO	December 21, 2021	63,000	63,000	—	—	6,166	55,204	1,630	—

Total Acquisitions		$499,816	$155,599	$217,513	$126,704	$51,746	$431,189	$19,234	$(2,353)
(1)Includes $36.1 million for additional fair value of Series E preferred units with a liquidation preference of $181.4 million for the September 1, 2021 portfolio acquisition.
(2)Fair value of Series E preferred units at the acquisition date.
(3)Payoff of debt or assumption of seller's debt upon closing.
(4)Debt discount on assumed mortgage.

Year Ended December 31, 2020

		(in thousands)
		Total	Form of Consideration		Investment Allocation
	Date	Acquisition					Intangible
Acquisitions	Acquired	Cost	Cash	Other(1)	Land	Building	Assets	Other(2)
Multifamily
182 homes - Ironwood Apartments - New Hope, MN	March 5, 2020	$46,263	$28,600	$17,663	$2,165	$36,869	$824	$6,405
465 homes - Parkhouse Apartments - Thornton, CO	September 22, 2020	144,750	144,750	—	10,474	132,105	2,171	—
Total Acquisitions		$191.013	$173,350	$17,663	$12,639	$168,974	$2,995	$6,405
(1)Payoff of note receivable and accrued interest by seller at closing.
(2)Consists of TIF note acquired. Refer to Note 2 for further discussion.
DISPOSITIONS
During the year ended December 31, 2021, we continued our portfolio transformation by disposing of five apartment communities and one commercial property for a total sales price of $62.3 million. The dispositions for the years ended December 31, 2021 and 2020 are detailed below.
Year Ended December 31, 2021

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
76 homes-Crystal Bay-Rochester, MN	May 25, 2021	$13,650	$10,255	$3,395
40 homes-French Creek-Rochester, MN	May 25, 2021	6,700	4,474	2,226
182 homes-Heritage Manor-Rochester, MN	May 25, 2021	14,125	4,892	9,233
140 homes-Olympik Village-Rochester, MN	May 25, 2021	10,725	6,529	4,196
151-homes-Winchester/Village Green-Rochester, MN	May 25, 2021	14,800	7,010	7,790
		$60,000	$33,160	$26,840
Other
Minot IPS	October 18, 2021	$2,250	$1,573	$677

Total Dispositions		$62,250	$34,733	$27,517
Year Ended December 31, 2020

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
268 homes - Forest Park - Grand Forks, ND	August 18, 2020	$19,625	$6,884	$12,741
90 homes - Landmark - Grand Forks, ND	August 18, 2020	3,725	1,348	2,377
164 homes - Southwind - Grand Forks, ND	August 18, 2020	10,850	4,573	6,277
168 homes - Valley Park - Grand Forks, ND	August 18, 2020	8,300	4,059	4,241
		$42,500	$16,864	$25,636
Other
Dakota West	August 7, 2020	$500	$474	$26

Unimproved Land
Rapid City Land - Rapid City, SD	June 29, 2020	$1,300	$1,490	$(190)

Total Dispositions		$44,300	$18,828	$25,472

NOTE 10 • SEGMENTS
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
The following tables present NOI for the years ended December 31, 2021, 2020, and 2019 from our reportable segment and reconcile net operating income to net income as reported in the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	(in thousands)
Year ended December 31, 2021	Multifamily	All Other	Total
Revenue	$195,624	$6,081	$201,705
Property operating expenses, including real estate taxes	79,096	2,761	81,857
Net operating income	$116,528	$3,320	$119,848
Property management expenses			(8,752)
Casualty loss			(344)
Depreciation and amortization			(92,165)
General and administrative expenses			(16,213)
Gain (loss) on sale of real estate and other investments			27,518
Interest expense			(29,078)
Loss on debt extinguishment			(535)
Interest and other income (loss)			(2,380)
Net income (loss)			$(2,101)

	(in thousands)
Year ended December 31, 2020	Multifamily	All Other	Total
Revenue	$164,126	$13,868	$177,994
Property operating expenses, including real estate taxes	66,356	6,802	73,158
Net operating income	$97,770	$7,066	$104,836
Property management expenses			(5,801)
Casualty loss			(1,662)
Depreciation and amortization			(75,593)
General and administrative expenses			(13,440)
Gain (loss) on sale of real estate and other investments			25,503
Interest expense			(27,525)
Loss on debt extinguishment			(23)
Interest and other income			(1,552)
Net income (loss)			$4,743

	(in thousands)
Year ended December 31, 2019	Multifamily	All Other	Total
Revenue	$148,644	$37,111	$185,755
Property operating expenses, including real estate taxes	60,760	17,555	78,315
Net operating income	$87,884	$19,556	$107,440
Property management expenses			(6,186)
Casualty loss			(1,116)
Depreciation and amortization			(74,271)
General and administrative expenses			(14,450)
Gain (loss) on sale of real estate and other investments			97,624
Interest expense			(30,537)
Loss on debt extinguishment			(2,360)
Interest and other income			2,092
Income (loss) before gain on litigation settlement			78,236
Gain (loss) on litigation settlement			6,586
Net income (loss)			$84,822
Segment Assets and Accumulated Depreciation

	(in thousands)
As of December 31, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$2,244,250	$26,920	$2,271,170
Less accumulated depreciation	(436,004)	(7,588)	(443,592)
Total property owned	$1,808,246	$19,332	$1,827,578
Cash and cash equivalents			31,267
Restricted cash			7,358
Other assets			30,582
Mortgage loans receivable			43,276
Total Assets			$1,940,061

	(in thousands)
As of December 31, 2020	Multifamily	All Other	Total
Segment assets
Property owned	$1,727,287	$85,270	$1,812,557
Less accumulated depreciation	(368,717)	(30,532)	(399,249)
Total property owned	$1,358,570	$54,738	$1,413,308
Cash and cash equivalents			392
Restricted cash			6,918
Other assets			18,904
Mortgage loans receivable			24,661
Total Assets			$1,464,183
NOTE 11 • RETIREMENT PLANS
We sponsor a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. We currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. Matching contributions are fully vested when made. We recognized expense of approximately $1.0 million, $875,000, and $738,000 in the years ended December 31, 2021, 2020, and 2019, respectively.
NOTE 12 • COMMITMENTS AND CONTINGENCIES
Legal Proceedings. We are involved in various lawsuits arising in the normal course of business. We believe that such matters will not have a material adverse effect on our consolidated financial statements.
Environmental Matters. It is generally our policy to obtain a Phase I environmental assessment of each property that we seek to acquire. Such assessments have not revealed, nor are we aware of, any environmental liabilities that we believe would have a material adverse effect on our financial position or results of operations. We own properties that contain or potentially contain

(based on the age of the property) asbestos, lead, or underground storage tanks. For certain of these properties, we estimated the fair value of the conditional asset retirement obligation and chose not to book a liability because the amounts involved were immaterial. With respect to certain other properties, we have not recorded any related asset retirement obligation as the fair value of the liability cannot be reasonably estimated due to insufficient information. We believe we do not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others and, additionally, there are currently no plans or expectation of plans to demolish these properties or to undertake major renovations that would require removal of the asbestos, lead and/or underground storage tanks. These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks. Also, a need for renovations caused by resident changes, technology changes or other factors has not been identified.
Insurance. We carry insurance coverage on our properties in amounts and types that we believe are customarily obtained by owners of similar properties and are sufficient to achieve our risk management objectives.
Restrictions on Taxable Dispositions. Thirty-four of our apartment communities, consisting of approximately 6,511 homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. Where we deem it to be in our shareholders’ best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or acquiring the Units for our common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2021 and 2020, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for our common shares, was approximately $90.9 million and $69.0 million, respectively.
NOTE 13 • SHARE BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 which allows for awards in the form of cash, unrestricted, and restricted common shares, stock options, stock appreciation rights, and restricted stock units (“RSUs”) up to an aggregate of 775,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan, which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Through December 31, 2021, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. We account for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Year Ended December 31, 2021 LTIP Awards
Awards granted to employees on January 1, 2021, consist of an aggregate of 6,410 time-based RSU awards, 19,224 performance based RSUs based on total shareholder return (“TSR”), and 43,629 stock options. The time-based RSUs vest as to one-third of the shares on each of January 1, 2022, January 1, 2023, and January 1, 2024. The stock options vest as to 25% on each of January 1, 2022, January 1, 2023, January 1, 2024, and January 1, 2025 and expire 10 years after grant date. The fair value of stock options was $7.383 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$70.64
Risk-free rate	0.650%
Expected term	6.25 years
Expected volatility	21.08%
Dividend Yield	3.963%

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
Awards granted to trustees in May 2021 consisted of 6,061 RSUs with a one-year vesting period. All of these awards are classified as equity awards. We recognize compensation expense associated with the time-based awards ratably over the requisite service period. The fair value of share awards at grant date for non-employee trustees was approximately $425,000, $533,000, and $505,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the consolidated financial statements for the years ended December 31, 2021, 2020, and 2019, for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,
	2021	2020	2019
Share based compensation expense	$2,687	$2,106	$1,905

Restricted Share Awards
The total fair value of time-based share grants vested during the years ended December 31, 2020 and 2019 was $136,000 and $310,000, respectively.
The activity for the years ended December 31, 2020 and 2019, related to our restricted share awards was as follows:

	Awards with Service Conditions
		Wtd Avg Grant-
	Shares	Date Fair Value
Unvested at December 31, 2018	7,191
Granted	—
Vested	(4,999)	$61.06
Forfeited	—
Unvested at December 31, 2019	2,192	59.20
Granted	—
Vested	(2,192)	$59.20
Forfeited	—
Unvested at December 31, 2020	—

Restricted Stock Units
During the year ended December 31, 2021, we issued 7,416 time-based RSUs to employees and 6,277 to trustees. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the year ended December 31, 2021 was $980,000. The total compensation cost related to non-vested time-based RSUs not yet recognized is $491,000, which we expect to recognize over a weighted average period of 1.2 years.
The unamortized value of RSUs with market conditions as of December 31, 2021, 2020, and 2019, was approximately $1.1 million, $487,000, and $1.3 million, respectively.
The activity for the years ended December 31, 2021, 2020, and 2019, related to our RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at December 31, 2018	18,260	$55.13	25,319	$62.84
Granted	16,084	$59.76	12,978	$79.49
Vested	(11,633)	$55.35	—	—
Forfeited	(365)	$51.73	(475)	$57.70
Unvested at December 31, 2019	22,346	$58.41	37,822	$68.62
Granted	17,981	$68.25	—	$—
Vested	(14,991)	$59.10	(13,357)	74.68
Change in awards(1)	—	$—	4,436	$—
Forfeited	(508)	$62.99	(1,907)	$63.92
Unvested at December 31, 2020	24,828	$65.03	26,994	$67.87
Granted	13,693	$71.54	19,224	$87.04
Vested	(17,065)	$63.42	(35,920)	$65.34
Change in awards(1)	—	—	8,926	—
Forfeited	(482)	$70.44	—	$—
Unvested at December 31, 2021	20,974	$69.97	19,224	$87.04
(1)Represents the change in the number of restricted stock units earned at the end of the measurement period.
Stock Options
During the year ended December 31, 2021, we issued 43,629 stock options to employees. The stock options vest over a four-year period. The fair value of the stock options granted during the year ended December 31, 2021 was $7.383 per share. The total compensation costs related to non-vested stock options not yet recognized is $387,000, which we expect to recognize over a weighted average period of 2.4 years.
The stock option activity for the years ended December 31, 2021 and 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	—	—
Granted	141,000	$66.36
Exercised	—	—
Forfeited	(1,952)	$66.36
Outstanding at December 31, 2020	139,048	$66.36
Exercisable at December 31, 2020	—	—
Granted	43,629	70.64
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	182,677	67.38
Exercisable at December 31, 2021	34,758	66.36
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2021, stock options outstanding had an aggregate intrinsic value of $8.0 million with a weighted average remaining contractual term of 8.54 years.
NOTE 14 • SUBSEQUENT EVENTS
On January 4, 2022, we acquired a portfolio of three apartment communities located in the Minneapolis, Minnesota region for an aggregate purchase price of $68.1 million. The acquisition was financed through the assumption of $41.6 million in mortgage debt, the issuance of 209,156 Units, and cash.
On January 26, 2022, we acquired Noko Apartments in Minneapolis, Minnesota for an aggregate purchase price of $46.4 million. We financed the development of Noko Apartments with a construction loan and a mezzanine loan which had principal balances of $29.9 million and $13.4 million, respectively, as of December 31, 2021. The loans were exchanged to fund, in part, the acquisition.
On February 23, 2022, we paid $3.3 million to terminate our $75.0 million interest rate swap and our $70.0 million forward swap.

CENTERSPACE AND SUBSIDIARIES
December 31, 2021
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Same-Store
71 France - Edina, MN	$52,149	$4,721	$61,762	$625	$4,801	$62,307	$67,108	$(17,093)	2016	30-37	years
Alps Park - Rapid City, SD	—	287	5,551	691	336	6,193	6,529	(1,817)	2013	30-37	years
Arcata - Golden Valley, MN	—	2,088	31,036	413	2,128	31,409	33,537	(9,627)	2015	30-37	years
Ashland - Grand Forks, ND	—	741	7,569	364	823	7,851	8,674	(2,688)	2012	30-37	years
Avalon Cove - Rochester, MN	—	1,616	34,074	825	1,808	34,707	36,515	(7,327)	2016	30-37	years
Boulder Court - Eagan, MN	—	1,067	5,498	3,124	1,576	8,113	9,689	(4,590)	2003	30-37	years
Canyon Lake - Rapid City, SD	—	305	3,958	2,285	420	6,128	6,548	(3,287)	2001	30-37	years
Cardinal Point - Grand Forks, ND	—	1,600	33,400	400	1,727	33,673	35,400	(4,132)	2013	30-37	years
Castlerock - Billings, MT	—	736	4,864	2,257	1,045	6,812	7,857	(4,582)	1998	30-37	years
Chateau - Minot, ND	—	301	20,058	1,185	326	21,218	21,544	(6,880)	2013	30-37	years
Cimarron Hills - Omaha, NE	8,700	706	9,588	4,684	1,639	13,339	14,978	(7,998)	2001	30-37	years
Commons and Landing at Southgate - Minot, ND	—	5,945	47,512	2,448	6,424	49,481	55,905	(15,690)	2015	30-37	years
Connelly on Eleven - Burnsville, MN	—	2,401	11,515	16,010	3,206	26,720	29,926	(14,315)	2003	30-37	years
Cottonwood - Bismarck, ND	—	1,056	17,372	5,799	1,962	22,265	24,227	(13,046)	1997	30-37	years
Country Meadows - Billings, MT	—	491	7,809	1,623	599	9,324	9,923	(5,872)	1995	30-37	years
Cypress Court - St. Cloud, MN	11,338	1,583	18,879	545	1,625	19,382	21,007	(5,995)	2012	30-37	years
Deer Ridge - Jamestown, ND	—	711	24,129	348	785	24,403	25,188	(7,292)	2013	30-37	years
Donovan - Lincoln, NE	11,270	1,515	15,730	4,952	1,817	20,380	22,197	(6,531)	2012	30-37	years
Dylan - Denver, CO	—	12,155	77,215	1,138	12,241	78,267	90,508	(10,892)	2018	30	years
Evergreen - Isanti, MN	—	1,129	5,524	628	1,159	6,122	7,281	(2,290)	2008	30-37	years
Freightyard - Minneapolis, MN	—	1,889	23,616	1,296	1,895	24,906	26,801	(2,091)	2019	30	years
Gardens - Grand Forks, ND	—	518	8,702	141	535	8,826	9,361	(2,100)	2015	30-37	years
Grand Gateway - St. Cloud, MN	—	814	7,086	2,152	970	9,082	10,052	(3,972)	2012	30-37	years
GrandeVille Shores - Rochester, MN	46,320	6,588	67,072	5,741	6,776	72,625	79,401	(16,311)	2015	30-37	years
Greenfield - Omaha, NE	—	578	4,122	3,007	876	6,831	7,707	(2,769)	2007	30-37	years
Homestead Garden - Rapid City, SD	—	655	14,139	1,219	792	15,221	16,013	(3,944)	2015	30-37	years
Lakeside Village - Lincoln, NE	11,158	1,215	15,837	3,369	1,476	18,945	20,421	(6,098)	2012	30-37	years
Legacy - Grand Forks, ND	—	1,362	21,727	10,958	2,474	31,573	34,047	(19,735)	1995-2005	30-37	years
Legacy Heights - Bismarck, ND	—	1,207	13,742	290	1,142	14,097	15,239	(3,102)	2015	30-37	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	1,317	7,679	89,083	96,762	(7,670)	2019	30	years
Meadows - Jamestown, ND	—	590	4,519	2,075	730	6,454	7,184	(4,101)	1998	30-37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	649	1,951	30,568	32,519	(6,660)	2017	30-37	years
Monticello Village - Monticello, MN	—	490	3,756	1,211	655	4,802	5,457	(2,655)	2004	30-37	years
Northridge - Bismarck, ND	—	884	7,515	296	1,048	7,647	8,695	(1,912)	2015	30-37	years
Olympic Village - Billings, MT	—	1,164	10,441	4,047	1,885	13,767	15,652	(8,539)	2000	30-37	years
Oxbo - St Paul, MN	—	5,809	51,586	263	5,822	51,836	57,658	(8,896)	2018	30	years
Park Meadows - Waite Park, MN	—	1,143	9,099	9,976	2,140	18,078	20,218	(13,170)	1997	30-37	years
Park Place - Plymouth, MN	—	10,609	80,781	13,587	10,819	94,158	104,977	(15,767)	2018	30	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2021
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Plaza - Minot, ND	—	867	12,784	3,118	1,011	15,758	16,769	(6,270)	2009	30-37	years
Pointe West - Rapid City, SD	—	240	3,538	2,209	463	5,524	5,987	(4,044)	1994	30-37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	540	419	5,080	5,499	(1,773)	2012	30-37	years
Quarry Ridge - Rochester, MN	23,409	2,254	30,024	5,223	2,412	35,089	37,501	(12,114)	2006	30-37	years
Red 20 - Minneapolis, MN	20,775	1,900	24,116	521	1,908	24,629	26,537	(7,560)	2015	30-37	years
Regency Park Estates - St. Cloud, MN	7,167	702	10,198	6,155	1,179	15,876	17,055	(5,205)	2011	30-37	years
Rimrock West - Billings, MT	—	330	3,489	2,044	568	5,295	5,863	(3,403)	1999	30-37	years
River Ridge - Bismarck, ND	—	576	24,670	1,154	922	25,478	26,400	(9,018)	2008	30-37	years
Rocky Meadows - Billings, MT	—	656	5,726	1,632	840	7,174	8,014	(4,817)	1995	30-37	years
Rum River - Isanti, MN	—	843	4,823	515	870	5,311	6,181	(2,358)	2007	30-37	years
Silver Springs - Rapid City, SD	—	215	3,007	1,077	273	4,026	4,299	(1,142)	2015	30-37	years
South Pointe - Minot, ND	—	550	9,548	5,814	1,489	14,423	15,912	(10,819)	1995	30-37	years
Southpoint - Grand Forks, ND	—	576	9,893	284	663	10,090	10,753	(2,696)	2013	30-37	years
Southfork - Lakeville, MN	21,675	3,502	40,153	8,626	3,583	48,698	52,281	(6,292)	2019	30	years
Sunset Trail - Rochester, MN	—	336	12,814	3,429	826	15,753	16,579	(9,579)	1999	30-37	years
Thomasbrook - Lincoln, NE	13,100	600	10,306	5,474	1,710	14,670	16,380	(9,080)	1999	30-37	years
West Stonehill - Waite Park, MN	16,425	939	10,167	10,933	1,912	20,127	22,039	(12,812)	1995	30-37	years
Westend - Denver, CO	—	25,525	102,180	935	25,532	103,108	128,640	(13,525)	2018	30	years
Whispering Ridge - Omaha, NE	19,187	2,139	25,424	3,715	2,551	28,727	31,278	(9,162)	2012	30-37	years
Woodridge - Rochester, MN	—	370	6,028	5,380	761	11,017	11,778	(6,625)	1997	30-37	years
Total Same-Store	$262,673	$129,597	$1,258,137	$180,716	$146,004	$1,422,446	$1,568,450	$(419,730)
Non-Same-Store
Bayberry Place - Minneapolis, MN	11,048	1,807	14,113	538	1,865	14,593	16,458	(177)	2021	30	years
Burgundy and Hillsboro Court - Minneapolis, MN	23,570	2,834	31,149	1,177	2,913	32,247	35,160	(398)	2021	30	years
Civic Lofts - Denver, CO	—	6,166	55,182	51	6,171	55,228	61,399	(148)	2021	30	years
Gatewood - St Cloud, MN	5,156	327	6,858	348	342	7,191	7,533	(95)	2021	30	years
Grove Ridge - Minneapolis, MN	7,992	1,250	10,271	405	1,293	10,633	11,926	(133)	2021	30	years
Ironwood - Minneapolis, MN	—	2,165	36,874	238	2,167	37,110	39,277	(2,564)	2020	30	years
Legacy Waite Park - St Cloud, MN	6,923	412	9,556	428	426	9,970	10,396	(135)	2021	30	years
New Hope Garden and Village - Minneapolis, MN	9,943	1,603	12,578	480	1,651	13,010	14,661	(170)	2021	30	years
Palisades - Minneapolis, MN	22,260	6,919	46,577	386	6,959	46,923	53,882	(574)	2021	30	years
Parkhouse - Thornton, CO	—	10,474	132,105	987	10,484	133,082	143,566	(6,922)	2020	30	years
Plymouth Pointe - Minneapolis, MN	9,575	1,042	12,810	526	1,073	13,305	14,378	(174)	2021	30	years
Pointe West St Cloud - St Cloud, MN	5,008	246	6,850	437	260	7,273	7,533	(98)	2021	30	years
Portage - Minneapolis, MN	5,991	2,133	6,685	415	2,226	7,007	9,233	(83)	2021	30	years
River Pointe - Minneapolis, MN	25,412	3,346	33,118	951	3,426	33,989	37,415	(422)	2021	30	years
Southdale Parc - Minneapolis, MN	5,301	1,569	7,740	302	1,618	7,993	9,611	(96)	2021	30	years
Union Pointe - Denver, CO	—	5,727	69,966	336	5,736	70,293	76,029	(2,723)	2021	30	years
Venue on Knox - Minneapolis, MN	11,660	3,438	14,743	548	3,530	15,199	18,729	(177)	2021	30	years
Windsor - Minneapolis, MN	14,731	2,140	18,943	738	2,204	19,617	21,821	(243)	2021	30	years
Wingate - Minneapolis, MN	$10,459	$1,480	$13,530	$503	$1,526	$13,987	$15,513	$(180)	2021	30	years
Woodhaven - Minneapolis, MN	14,408	3,940	20,080	627	4,040	20,607	24,647	(245)	2021	30	years
Woodland Pointe - Minneapolis, MN	31,673	5,367	40,422	843	5,449	41,183	46,632	(516)	2021	30	years
Total Non-Same-Store	$221,110	$64,385	$600,150	$11,264	$65,359	$610,440	$675,799	$(16,273)
Total Multifamily	$483,783	$193,982	$1,858,287	$191,980	$211,363	$2,032,886	$2,244,249	$(436,003)

CENTERSPACE AND SUBSIDIARIES
December 31, 2021
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross amount at which carried at					Life on which
		Initial Cost to Company			close of period					depreciation in
				Costs capitalized					Date of	latest income
			Buildings &	subsequent to		Buildings &		Accumulated	Construction	statement is
Description	Encumbrances(1)	Land	Improvements	acquisition	Land	Improvements	Total	Depreciation	or Acquisition	computed
Other - Mixed Use
71 France - Edina, MN	—	$—	$5,879	$867	$—	$6,746	$6,746	$(1,399)	2016	30-37	years
Lugano at Cherry Creek - Denver, CO	—	—	1,600	657	—	2,257	2,257	(148)	2019	30	years
Oxbo - St Paul, MN	—	—	3,472	54	—	3,526	3,526	(541)	2015	30	years
Plaza - Minot, ND	—	389	5,444	3,447	607	8,673	9,280	(4,303)	2009	30-37	years
Red 20 - Minneapolis, MN	—	—	2,525	475	—	3,000	3,000	(810)	2015	30-37	years
Total Other - Mixed Use	—	$389	$18,920	$5,500	$607	$24,202	$24,809	$(7,201)

Other - Commercial
3100 10th St SW - Minot, ND	—	$246	$1,866	$—	$246	$1,866	$2,112	$(388)	2019	30	years
Total Other - Commercial	—	$246	$1,866	$—	$246	$1,866	$2,112	$(388)

Total	$483,783	$194,617	$1,879,073	$197,480	$212,216	$2,058,954	$2,271,170	$(443,592)
(1)Amounts in this column are the mortgages payable balance as of December 31, 2021. These amounts do not include amounts owing under the Company's multi-bank line of credit, term loans, or unsecured senior notes.

CENTERSPACE AND SUBSIDIARIES
December 31, 2021 and 2020
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the years ended December 31, 2021 and 2020 are as follows:

	(in thousands)
	Year Ended December 31,
	2021	2020
Balance at beginning of year	$1,812,557	$1,643,078
Additions during year
Multifamily and Other	491,648	181,771
Improvements and Other	34,427	27,460
	2,338,632	1,852,309
Deductions during year
Cost of real estate sold	(57,698)	(38,111)
Other (1)	(9,764)	(1,641)
Balance at close of year	$2,271,170	$1,812,557

Reconciliations of accumulated depreciation/amortization for the years ended December 31, 2021 and 2020 are as follows:

	(in thousands)
	Year Ended December 31,
	2021	2020
Balance at beginning of year	$399,249	$349,122
Additions during year
Provisions for depreciation	78,268	72,051
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(24,161)	(21,440)
Other (1)	(9,764)	(484)
Balance at close of year	$443,592	$399,249

CENTERSPACE AND SUBSIDIARIES
December 31, 2021 and 2020
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of unimproved land for the years ended December 31, 2021 and 2020 are as follows:

	(in thousands)
	Year Ended December 31,
	2021	2020
Balance at beginning of year	$—	$1,376
Deductions during year
Cost of real estate sold	—	(1,376)
Balance at close of year	—	—

Total real estate investments, excluding mortgage notes receivable (2)	$1,827,578	$1,413,308

(1)Consists of the write off of fully depreciated assets and accumulated amortization and miscellaneous disposed assets.
(2)The net basis, including held for sale properties, for Federal Income Tax purposes was $1.8 billion and $1.4 billion at December 31, 2021 and December 31, 2020, respectively.