Form 10-Q
period 2022-03-31
CENTERSPACE
filed 2022-05-02
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
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
    The number of common shares of beneficial interest outstanding as of April 25, 2022, was 15,365,272.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	March 31, 2022	December 31, 2021
ASSETS
Real estate investments
Property owned	$2,390,952	$2,271,170
Less accumulated depreciation	(465,752)	(443,592)
	1,925,200	1,827,578
Mortgage loans receivable at fair value	—	43,276
Total real estate investments	1,925,200	1,870,854
Cash and cash equivalents	13,313	31,267
Restricted cash	2,409	7,358
Other assets	24,651	30,582
TOTAL ASSETS	$1,965,573	$1,940,061
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$50,360	$62,403
Revolving lines of credit	46,000	76,000
Notes payable, net of unamortized loan costs of $641 and $656, respectively	299,359	299,344
Mortgages payable, net of unamortized loan costs of $3,648 and $3,187, respectively	521,536	480,703
TOTAL LIABILITIES	$917,255	$918,450
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2022 and December 31, 2021, aggregate liquidation preference of $16,560)	$22,412	$25,331
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at March 31, 2022 and December 31, 2021, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,366 shares issued and outstanding at March 31, 2022 and 15,016 shares issued and outstanding at December 31, 2021)	1,203,685	1,157,255
Accumulated distributions in excess of net income	(495,732)	(474,318)
Accumulated other comprehensive income (loss)	(2,550)	(4,435)
Total shareholders’ equity	$798,933	$772,032
Noncontrolling interests – Operating Partnership and Series E preferred units	226,302	223,600
Noncontrolling interests – consolidated real estate entities	671	648
Total equity	$1,025,906	$996,280
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,965,573	$1,940,061
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2022	2021
REVENUE	$60,314	$46,648
EXPENSES
Property operating expenses, excluding real estate taxes	19,014	13,449
Real estate taxes	6,859	5,792
Property management expense	2,253	1,767
Casualty (gain) loss	598	101
Depreciation and amortization	31,001	19,992
General and administrative expenses	4,500	3,906
TOTAL EXPENSES	$64,225	$45,007
Operating income (loss)	(3,911)	1,641
Interest expense	(7,715)	(7,231)
Interest and other income (loss)	1,063	431
NET INCOME (LOSS)	$(10,563)	$(5,159)
Dividends to Series D preferred unitholders	(160)	(160)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,157	469
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(23)	(17)
Net income (loss) attributable to controlling interests	(8,589)	(4,867)
Dividends to preferred shareholders	(1,607)	(1,607)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(10,196)	$(6,474)

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.68)	$(0.49)

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.68)	$(0.49)
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(10,563)	$(5,159)
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	1,581	2,011
(Gain) loss on derivative instrument reclassified into earnings	304	1,095
Total comprehensive income (loss)	$(8,678)	$(2,053)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,480	261
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(23)	(17)
Comprehensive income (loss) attributable to controlling interests	$(6,221)	$(1,809)

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended March 31, 2021	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				(4,867)		(452)	(5,319)
Change in fair value of derivatives					3,107		3,107
Distributions - common shares and units ($0.70 per share and unit)				(9,254)		(665)	(9,919)
Distributions – Series C preferred shares ($0.414063 per Series C share)				(1,607)			(1,607)
Share-based compensation, net of forfeitures		3	810				810
Sale of common shares, net		164	11,782				11,782
Redemption of units for common shares		26	(220)			220	—
Other		—	(182)			(43)	(225)
Balance March 31, 2021	$93,530	13,220	$980,453	$(443,409)	$(12,798)	$53,676	$671,452

Three Months Ended March 31, 2022
Balance December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net income (loss) attributable to controlling interests and noncontrolling interests				(8,589)		(2,134)	(10,723)
Change in fair value of derivatives					1,885		1,885
Distributions - common shares and units ($0.73 per share and unit)				(11,218)		(728)	(11,946)
Distributions – Series C preferred shares ($0.414063 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.968750 per unit)						(1,757)	(1,757)
Share-based compensation, net of forfeitures		19	719				719
Sale of common shares, net		321	31,684				31,684
Issuance of Units			13,023			9,859	22,882
Redemption of units for common shares		10	(388)			388	—
Redemption of units for cash						(2,903)	(2,903)
Change in value of Series D preferred units			2,919				2,919
Shares withheld for taxes			(1,274)				(1,274)
Other		—	(253)			—	(253)
Balance March 31, 2022	$93,530	15,366	$1,203,685	$(495,732)	$(2,550)	$226,973	$1,025,906

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,563)	$(5,159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	31,096	20,245
Share-based compensation expense	719	810
(Gain) loss on interest rate swap termination, amortization, and mark-to-market	(613)	—
Other, net	416	836
Changes in other assets and liabilities:
Other assets	1,316	(533)
Accounts payable and accrued expenses	(10,773)	(1,244)
Net cash provided by (used by) operating activities	$11,598	$14,955
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and notes receivable	—	(5,445)
Payments for acquisitions of real estate investments	(9,545)	(77,585)
Payments for improvements of real estate investments	(3,474)	(2,165)
Other investing activities	288	160
Net cash provided by (used by) investing activities	$(12,731)	$(85,035)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(2,154)	(3,566)
Proceeds from revolving lines of credit	13,000	105,716
Principal payments on revolving lines of credit	(43,000)	(77,044)
Net proceeds from notes payable	—	49,940
Payment for termination of interest rate swap	(3,209)	—
Net proceeds from issuance of common shares	31,684	11,782
Redemption of partnership units	(2,903)
Distributions paid to common shareholders	(10,812)	(9,119)
Distributions paid to preferred shareholders	(1,607)	(1,607)
Distributions paid to preferred unitholders	(160)	(160)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(2,356)	(683)
Other financing activities	(253)	(63)
Net cash provided by (used by) financing activities	$(21,770)	$75,196
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(22,903)	5,116
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	38,625	7,310
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,722	$12,426

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,656	$2,418
Operating partnership units converted to shares	(388)	(220)
Distributions declared but not paid to common shareholders	11,944	9,919
Retirement of shares withheld for taxes	1,273	—
Real estate assets acquired through assumption of debt	41,623	—
Fair value adjustment to debt	1,224	—
Note receivable exchanged through real estate acquisition	43,276	—
Real estate assets acquired through issuance of operating partnership units	22,882	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$7,182	$6,787

	(in thousands)
Balance sheet description	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$13,313	$31,267	$10,816
Restricted cash	2,409	7,358	1,610
Total cash, cash equivalents and restricted cash	$15,722	$38,625	$12,426
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the three months ended March 31, 2022 and 2021
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2022, Centerspace owned interests in 83 apartment communities consisting of 14,838 apartment homes.
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim Condensed Consolidated Financial Statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of March 31, 2022 and December 31, 2021, restricted cash consisted primarily of real estate deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 98.1% of total revenues and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 1.9% of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.

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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of March 31, 2022, was as follows:

(in thousands)
2022 (remainder)	$1,958
2023	2,627
2024	2,577
2025	2,528
2026	1,935
Thereafter	1,548
Total scheduled lease income - commercial operating leases	$13,173
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
The following table presents the disaggregation of revenue streams for the three months ended March 31, 2022 and 2021:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2022	2021
Fixed lease income - operating leases	Leases	$56,673	$43,840
Variable lease income - operating leases	Leases	2,523	1,969
Other property revenue	Revenue from contracts with customers	1,118	839
Total revenue		$60,314	$46,648

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
During the three months ended March 31, 2022 and 2021, the Company recorded no impairment charges.

MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
In March 2020, in connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company acquired a tax increment financing note receivable (“TIF”) with a principal balance of $6.1 million and $6.4 million at March 31, 2022 and December 31, 2021, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.
In December 2019, Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. During the three months ended September 30, 2021, construction on the project was completed and the lease-up phase began. The construction and mezzanine loans bore and accrued interest at 4.5% and 11.5%, respectively. During the three months ended March 31, 2022, the Company exercised its option to purchase the apartment community in exchange for the loans and cash. As of March 31, 2022, the loans had no remaining balance. As of December 31, 2021, the Company had fully funded the $29.9 million construction loan and $13.4 million of the mezzanine loan, both of which appear within mortgage loans receivable in the Condensed Consolidated Balance Sheets.
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
For the three months ended March 31, 2022 and 2021, performance-based RSUs of 33,000 and 46,000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended March 31, 2022, operating partnership units of 965,000, Series D preferred units of 228,000, Series E preferred units of 2.2 million, time-based RSUs of 14,000, and weighted average stock options of 52,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended March 31, 2021, Series D preferred units of 228,000, time-based RSUs of 19,000, and weighted average stock options of 44,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three months ended March 31, 2022 and 2021:

	(in thousands, except per share data)
	Three Months Ended March 31,
	2022	2021
NUMERATOR
Net income (loss) attributable to controlling interests	$(8,589)	$(4,867)
Dividends to preferred shareholders	(1,607)	(1,607)
Numerator for basic earnings (loss) per share – net income available to common shareholders	(10,196)	(6,474)
Noncontrolling interests – Operating Partnership and Series E preferred units	(2,157)	(469)
Dividends to preferred unitholders	160	160
Numerator for diluted earnings (loss) per share	$(12,193)	$(6,783)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	15,097	13,078
Effect of redeemable operating partnership units	—	957
Denominator for diluted earnings per share	15,097	14,035

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.68)	$(0.49)

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.68)	$(0.49)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 997,000 and 832,000 outstanding Units at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three months ended March 31, 2022 and 2021 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Net Book Basis
2022	10	$(388)
2021	26	$(220)
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the three months ended March 31, 2022 and 2021 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Aggregate Cost	Average Price Per Unit
2022	31	$2,903	$93.14
2021	—	$9	$71.55
Series E Preferred Units (Noncontrolling Interests). On September 1, 2021, Centerspace issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights and are required to hold the units for one year before they may elect to convert.
Common Shares and Equity Awards. Common shares outstanding on March 31, 2022 and December 31, 2021, totaled 15.4 million and 15.0 million, respectively. There were 18,759 and 2,801 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three months ended March 31, 2022 and 2021, respectively, with a total grant-date fair value of $1.5 million and $164,000, respectively. These shares vested based on performance and service criteria.
Equity Distribution Agreement. Centerspace had an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which it could offer and sell common shares having an aggregate sales price of up to $150.0 million. In September 2021, the Company replaced the 2019 ATM Program with a new at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program are intended to be used for general purposes, which may include the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three months ended March 31, 2022 and 2021 under both the 2019 and 2021 ATM Programs. As of March 31, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2022	321	$31,732	$98.89
2021	164	$11,859	$72.19
(1)Total consideration is net of $338 and $181 in commissions and issuance costs during the three months ended March 31, 2022 and 2021, respectively.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at March 31, 2022 and December 31, 2021. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at March 31, 2022 and December 31, 2021. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
As of March 31, 2022, 49 apartment communities were not encumbered by mortgages and are available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of March 31, 2022, the additional borrowing availability was $204.0 million beyond the $46.0 million drawn. This unsecured credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and to provide for a $400.0 million accordion option.
The interest rates on the line of credit and term loans are based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it is in compliance with all such financial covenants and limitations as of March 31, 2022.
In January 2021, Centerspace amended and expanded its private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. Under this agreement, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of March 31, 2022. In September 2021, the Company entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, Centerspace entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the acquisition of 16 apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of March 31, 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of March 31, 2022, Centerspace owned 18 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of March 31, 2022, the Company believes that there are no material defaults or instances of noncompliance in regards to any of these mortgages payable.
Centerspace also has a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
The following table summarizes indebtedness:

	(in thousands)
	March 31, 2022	December 31, 2021	Weighted Average Maturity in Years at March 31, 2022
Lines of credit	$46,000	$76,000	3.75
Unsecured senior notes (1)	300,000	300,000	8.63
Unsecured debt	346,000	376,000	7.98
Mortgages payable - Fannie Mae credit facility	198,850	198,850	9.56
Mortgages payable - other	326,113	284,934	6.71
Total debt	$870,963	$859,784	7.14
Weighted average interest rate on lines of credit (rate with swap)(2)	2.56%	2.74%
Weighted average interest rate on unsecured senior notes	3.12%	3.12%
Weighted average interest rate on mortgages payable - Fannie Mae credit facility	2.78%	2.78%
Weighted average interest rate on mortgages payable - other	3.85%	3.81%
Weighted average interest rate on total debt	3.29%	3.26%
(1)Included within notes payable on the Condensed Consolidated Balance Sheets.
(2)The interest rate swap was terminated during the three months ended March 31, 2022.
The aggregate amount of required future principal payments on unsecured senior notes and mortgages payable as of March 31, 2022, was as follows:

(in thousands)
2022 (remainder)	$26,443
2023	45,988
2024	5,012
2025	79,850
2026	50,088
Thereafter	663,582
Total payments	$870,963

NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily uses interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income for the interest rate swaps will be reclassified to interest expense as interest payments are incurred on the hedged variable rate debt. During the next twelve months, the Company estimates an additional $633,000 will be reclassified as an increase to interest expense.
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships are recorded directly to earnings within other income (loss) in the Condensed Consolidated Statement of Operations. During the three months ended March 31, 2022, the Company recorded a gain of $582,000 related to the interest rate swap not designated in a hedging relationship, prior to its termination.
During the three months ended March 31, 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of March 31, 2022 the Company had no remaining interest rate swaps.
As of December 31, 2021, Centerspace had one interest rate swap contract designated as a cash flow hedge of interest rate risk with a notional amount of $75.0 million to fix the interest rate on the line of credit. The Company also had one additional interest rate swap with an effective date of January 31, 2023 and a notional amount of $70.0 million which was not designated as a hedge in a qualifying hedging relationship.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

		(in thousands)
		March 31, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$4,610
Total derivative instruments not designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$1,097
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2022 and 2021.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended March 31,	2022	2021		2022	2021
Total derivatives in cash flow hedging relationships - Interest rate contracts	$1,581	$2,011	Interest expense	$(304)	$(1,095)
The Company had agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets
Notes receivable	$6,068	—	—	$6,068

December 31, 2021
Assets
Mortgages and notes receivable	$49,484	—	—	$49,484
Liabilities
Derivative instruments - interest rate swaps	$5,707	$—	—	$5,707
The fair value of the interest rate swaps was determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts were based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. The Company also considered both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement (Level 3).
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

	(in thousands)
	Fair Value Measurement at March 31,	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended March 31, 2022
Notes receivable	$6,068	$4	$460	$464
Three months ended March 31, 2021
Mortgage loans and notes receivable	$36,443	$4	$407	$411
As of March 31, 2022 and December 31, 2021, Centerspace has an investment of $890,000 and $903,000, respectively, in a real estate technology venture consisting of privately held entities that develop technology related to the real estate industry. This investment is measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of March 31, 2022, the Company had unfunded commitments of $1.2 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).

The estimated fair values of the Company’s financial instruments as of March 31, 2022 and December 31, 2021, respectively, are as follows:

	(in thousands)
	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$13,313	$13,313	$31,267	$31,267
Restricted cash	$2,409	$2,409	$7,358	$7,358
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$46,000	$46,000	$76,000	$76,000
Unsecured senior notes	$300,000	$273,973	$300,000	$308,302
Mortgages payable - Fannie Mae	$198,850	$176,055	$198,850	$198,850
Mortgages payable - other	$326,113	$308,363	$284,934	$284,546
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired four new apartment communities for an aggregate acquisition cost of $116.9 million during the three months ended March 31, 2022 compared to acquisitions of $76.9 million in the three months ended March 31, 2021. The acquisitions during the three months ended March 31, 2022 and 2021 are detailed below.
Three Months Ended March 31, 2022

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(1)	Other(2)	Land	Building	Intangible Assets	Other(3)
191 homes - Martin Blu - Minneapolis, MN	January 4, 2022	$49,825	$3,031	$18,885	$27,909	$3,547	$45,212	$1,813	$(747)
31 homes - Zest - Minneapolis, MN	January 4, 2022	9,066	1,290	1,748	6,028	941	7,853	335	(63)
45 homes - Elements - Minneapolis, MN	January 4, 2022	11,364	1,429	2,249	7,686	936	10,261	574	(407)
130 homes - Noko Apartments - Minneapolis, MN	January 26, 2022	46,619	3,343	—	43,276	1,915	42,754	1,950	—

Total Acquisitions		$116,874	$9,093	$22,882	$84,899	$7,339	$106,080	$4,672	$(1,217)
(1)Fair value of operating partnership units issued on acquisition.
(2)Assumption of seller's debt upon closing for Martin Blu, Zest, and Elements. Mezzanine and construction loans, financed by Centerspace, exchanged as partial consideration for the acquisition of Noko Apartments.
(3)Debt discount on assumed mortgage.
Three Months Ended March 31, 2021

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration	Investment Allocation
Acquisitions			Cash	Land	Building	Intangible Assets
256 homes - Union Pointe - Longmont, CO	January 6, 2021	$76,900	$76,900	$5,727	$69,966	$1,207
DISPOSITIONS
During the three months ended March 31, 2022 and 2021, Centerspace disposed of no real estate.

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
The members of the executive management team are the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three months ended March 31, 2022 and 2021, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended March 31, 2022	Multifamily	All Other	Total
Revenue	$59,398	$916	$60,314
Property operating expenses, including real estate taxes	25,544	329	25,873
Net operating income	$33,854	$587	$34,441
Property management			(2,253)
Casualty gain (loss)			(598)
Depreciation and amortization			(31,001)
General and administrative expenses			(4,500)
Interest expense			(7,715)
Interest and other income			1,063
Net income (loss)			$(10,563)

	(in thousands)
Three Months Ended March 31, 2021	Multifamily	All Other	Total
Revenue	$44,241	$2,407	$46,648
Property operating expenses, including real estate taxes	17,874	1,367	19,241
Net operating income	$26,367	$1,040	$27,407
Property management			(1,767)
Casualty gain (loss)			(101)
Depreciation and amortization			(19,992)
General and administrative expenses			(3,906)
Interest expense			(7,231)
Interest and other income			431
Net income (loss)			$(5,159)
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2022, and December 31, 2021, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of March 31, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,364,167	$26,785	$2,390,952
Less accumulated depreciation	(457,985)	(7,767)	(465,752)
Total property owned	$1,906,182	$19,018	$1,925,200
Cash and cash equivalents			13,313
Restricted cash			2,409
Other assets			24,651
Total Assets			$1,965,573

	(in thousands)
As of December 31, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$2,244,250	$26,920	$2,271,170
Less accumulated depreciation	(436,004)	(7,588)	(443,592)
Total property owned	$1,808,246	$19,332	$1,827,578
Mortgage loans receivable			43,276
Cash and cash equivalents			31,267
Restricted cash			7,358
Other assets			30,582
Total Assets			$1,940,061

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
Restrictions on Taxable Dispositions.  Thirty-seven properties, consisting of 6,770 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with certain of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
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

2022 LTIP Awards
Awards granted to employees on January 1, 2022, consist of an aggregate of 5,849 time-based RSU awards, 13,407 performance RSUs based on total shareholder return (“TSR”), and 30,002 stock options. The time-based awards vest as to one-third of the shares on each of January 1, 2023, January 1, 2024, and January 1, 2025. The stock options vest as to 25% on each of January 1, 2023, January 1, 2024, January 1, 2025, and January 1, 2026. The fair value of stock options was $17.094 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2022
Exercise price	$110.90
Risk-free rate	1.44%
Expected term	6.25 years
Expected volatility	21.2%
Dividend yield	2.597%
The TSR performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Apartment Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 26,814 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price and a select peer average volatility, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 22.40%, a risk-free interest rate of 0.97%, and an expected life of 3 years. The share price at the grant date, January 1, 2022, was $110.90 per share.
Awards granted to employees on February 1, 2022, consist of an aggregate of 1,295 time-based RSU awards which vest as to one-third of the RSUs on each of January 1, 2023, January 1, 2024, and January 1, 2025.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $719,000 and $810,000 for the three months ended March 31, 2022 and 2021, respectively.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this report on Form 10-Q for the quarter ended March 31, 2022 (the “Report”), the audited financial statements for the year ended December 31, 2021, which are included in Form 10-K filed with the SEC on February 28, 2022, and the risk factors in Item 1A, “Risk Factors,” of Form 10-K for the year ended December 31, 2021.
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
•the impact of the Russian invasion of Ukraine, including sanctions imposed on Russia by the U.S. and other countries, on inflation, trade, and general economic conditions;
•deteriorating economic conditions, including rising unemployment rates and inflation, in the markets where we own apartment communities or in which we may invest in the future;
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
•timely access to material and labor required to renovate apartment communities;
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of residents. As of March 31, 2022, we owned interests in 83 apartment communities consisting of 14,838 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets, was $2.4 billion at March 31, 2022, compared to $2.3 billion at December 31, 2021.
Renting apartment homes is our primary source of revenue, and our business objective is to provide great homes for our residents. We strive to maximize resident satisfaction and retention by investing in high-quality assets in desirable locations and creating vibrant apartment communities through service-oriented operations. We believe that delivering superior resident experiences will enhance resident satisfaction while also driving profitability for our business and shareholders. We have paid quarterly distributions continuously since our first distribution in 1971.
COVID-19
The COVID-19 pandemic has affected our business since March 2020, when it spread to many of the markets in which we own properties. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve. Certain states and cities, including some of those in which our apartment communities are located, reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, shelter-in-place or stay-at-home directives, restrictions on types of businesses that may continue to operate, and restrictions on the types of construction projects that may continue. The availability of vaccines has led many states and cities to lift restrictions; however, due to new variants of the virus, we cannot predict whether restrictions will be reinstated or if additional restrictions will be imposed in the future. We implemented a plan to safely re-open common spaces in our communities while adhering to state and local guidelines, but recognize that an increase in COVID-19 cases in these markets could cause us to close common spaces or take other preventive measures.
Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on rental revenue for 2022 and in future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.
Overview of the Three Months Ended March 31, 2022
On January 4, 2022, we acquired a portfolio of three apartment communities located in Minneapolis, Minnesota for an aggregate purchase price of $70.3 million. The acquisition was financed through the assumption of $41.6 million in mortgage debt, the issuance of 209,000 Units, and cash.
On January 26, 2022, we acquired Noko Apartments located in Minneapolis, Minnesota for an aggregate purchase price of $46.6 million. We financed the development of Noko Apartments with a construction loan and a mezzanine loan, which were exchanged as partial consideration in the amount of $43.3 million for the acquisition with the remaining in cash.
See Note 8 of the Notes to Condensed Consolidated Financial Statements in this Report for a table detailing acquisitions and dispositions during the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022, revenue increased by $13.7 million to $60.3 million, compared to $46.6 million for the three months ended March 31, 2021, primarily due to same-store and non-same-store communities, offset by dispositions. Total expenses increased by $19.2 million to $64.2 million for the three months ended March 31, 2022, compared to $45.0 million for the three months ended March 31, 2021 primarily due to increased property operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses. Funds from Operations (“FFO”) applicable to common shares and Units for the three months ended March 31, 2022 increased by $5.6 million to $18.5 million compared to $12.9 million for the three months ended March 31, 2021. This increase was primarily due to increased NOI from same-store and non-same-store communities and a gain on the mark to market adjustment for an interest rate swap contract, offset by increased property management and general and administrative expenses, and decreased NOI from dispositions. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.

Results of Operations
Reconciliation of Operating Income (Loss) to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”) (non-GAAP), which is defined below.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Operating income (loss)	$(3,911)	$1,641	$(5,552)	(338.3)%
Adjustments:
Property management expenses	2,253	1,767	486	27.5%
Casualty (gain) loss	598	101	497	492.1%
Depreciation and amortization	31,001	19,992	11,009	55.1%
General and administrative expenses	4,500	3,906	594	15.2%
Net operating income	$34,441	$27,407	$7,034	25.7%
Consolidated Results of Operations
The following consolidated results of operations cover the three months ended March 31, 2022 and 2021.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue
Same-store	$46,891	$43,194	$3,697	8.6%
Non-same-store	12,507	1,047	11,460	1,094.6%
Other	916	668	248	37.1%
Dispositions	—	1,739	(1,739)	(100.0)%
Total	60,314	46,648	13,666	29.3%
Property operating expenses, including real estate taxes
Same-store	19,215	17,529	1,686	9.6%
Non-same-store	6,329	345	5,984	1,734.5%
Other	329	264	65	24.6%
Dispositions	—	1,103	(1,103)	(100.0)%
Total	25,873	19,241	6,632	34.5%
Net operating income
Same-store	27,676	25,665	2,011	7.8%
Non-same-store	6,178	702	5,476	780.1%
Other	587	404	183	45.3%
Dispositions	—	636	(636)	(100.0)%
Total	$34,441	$27,407	$7,034	25.7%
Property management expenses	(2,253)	(1,767)	486	27.5%
Casualty gain (loss)	(598)	(101)	497	492.1%
Depreciation and amortization	(31,001)	(19,992)	11,009	55.1%
General and administrative expenses	(4,500)	(3,906)	594	15.2%
Interest expense	(7,715)	(7,231)	484	6.7%
Interest and other income (loss)	1,063	431	632	146.6%
NET INCOME (LOSS)	$(10,563)	$(5,159)	$(5,404)	104.7%
Dividends to Series D preferred unitholders	(160)	(160)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,157	469	1,688	359.9%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(23)	(17)	(6)	35.3%
Net income (loss) attributable to controlling interests	(8,589)	(4,867)	(3,722)	76.5%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(10,196)	$(6,474)	$(3,722)	57.5%

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2022	2021
Same-store	93.9%	94.7%
Non-same-store	94.5%	90.3%
Total	94.0%	94.6%
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

Number of Apartment Homes	March 31, 2022	March 31, 2021
Same-store	11,319	11,319
Non-same-store	3,519	256
Total	14,838	11,575
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
For the comparison of the three months ended March 31, 2022 and 2021, 23 apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue increased by 29.3% to $60.3 million for the three months ended March 31, 2022, compared to $46.6 million in the three months ended March 31, 2021. Revenue from non-same-store communities and other properties increased by $11.5 million and $248,000, respectively, offset by a decrease of $1.7 million from dispositions. Revenue from same-store communities increased 8.6% or $3.7 million in the three months ended March 31, 2022, compared to the same period in the prior year. The increase was attributable to 9.5% growth in average rental revenue for the three months ended March 31, 2022, offset by a decrease of 0.8% in occupancy as weighted average occupancy decreased from 94.7% in the three months ended March 31, 2021 to 93.9% for the three months ended March 31, 2022.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 34.5% to $25.9 million in the three months ended March 31, 2022, compared to $19.2 million in the same period of the prior year. An increase of $6.0 million at non-same-store communities was offset by a decrease $1.1 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 9.6% or $1.7 million in the three months ended March 31, 2022, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.5 million, primarily due to increased utilities and repairs and maintenance costs. Non-controllable expenses at same-store communities increased by $187,000, primarily due to insurance costs.

Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 27.5% to $2.3 million in the three months ended March 31, 2022, compared to $1.8 million in the same period of the prior year. The increase is primarily due to $265,000 in compensation costs.
Casualty gain (loss). Casualty gain (loss) increased by 492.1% to a loss of $598,000 in the three months ended March 31, 2022, compared to a loss of $101,000 in the same period of the prior year. The increase is due to losses in the current year which did not occur in the prior year.
Depreciation and amortization. Depreciation and amortization increased by 55.1% to $31.0 million in the three months ended March 31, 2022, compared to $20.0 million in the same period of the prior year, attributable to an increase of $12.2 million from non-same-store properties, offset by decreases from same-store and sold properties.
General and administrative expenses.  General and administrative expenses increased by 15.2% to $4.5 million in the three months ended March 31, 2022, compared to $3.9 million in the same period of the prior year, primarily attributable to $473,000 in compensation costs and $273,000 in professional and consulting fees, offset by a decrease of $376,000 in technology costs.
Interest expense.  Interest expense increased by 6.7% to $7.7 million in the three months ended March 31, 2022, compared to $7.2 million in the same period of the prior year, primarily due to the addition of new unsecured senior notes and the Fannie Mae credit facility, offset by a lower weighted average interest rate.
Interest and other income (loss). Interest and other income increased to $1.1 million in the three months ended March 31, 2022, compared to $431,000 in the same period of the prior year. The increase was primarily due to a $582,000 gain on the mark to market adjustment for an interest rate swap contract.
Net income (loss) available to common shareholders. Net loss available to common shareholders decreased to a loss of $10.2 million for the three months ended March 31, 2022, compared to a net loss of $6.5 million in the three months ended March 31, 2021.
Funds from Operations and Core Funds from Operations.
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
Core Funds from Operations (“Core FFO”), a non-GAAP measure, is FFO adjusted for non-routine items or items not considered core to business operations. By further adjusting for items that are not considered part of core business operations, the company believes that Core FFO provides investors with additional information to compare core operating and financial performance between periods. Core FFO should not be considered as an alternative to net income or as any other GAAP measurement of performance, but rather should be considered an additional supplemental measure. Core FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash needs, including the ability to service indebtedness or make distributions to shareholders. Core FFO is a non-GAAP and non-standardized financial measure that may be calculated differently by other REITs and that should not be considered a substitute for operating results determined in accordance with GAAP.
FFO applicable to common shares and Units for the three months ended March 31, 2022, increased to $18.5 million compared to $12.9 million for the comparable period ended March 31, 2021, an increase of 43.3%. This increase was primarily due to increased NOI from same-store and non-same-store communities and a gain on the mark to market adjustment for an interest rate swap contract, offset by increased interest, property management, and general and administrative expenses, and decreased NOI from dispositions.
Reconciliation of Net Income Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2022	2021
Net income (loss) available to common shareholders	$(10,196)	$(6,474)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(2,157)	(469)
Depreciation and amortization	31,001	19,992
Less depreciation – non real estate	(101)	(98)
Less depreciation – partially owned entities	(21)	(24)
FFO applicable to common shares and Units	$18,526	$12,927

Adjustments to Core FFO:
Non-cash casualty (gain) loss	25	—
Technology implementation costs	103	413
Interest rate swap termination, amortization, and mark-to-market	(613)	—
Amortization of assumed debt	(115)	—
Other miscellaneous items	(4)	—
Core FFO applicable to common shares and units	$17,922	$13,340

FFO applicable to common shares and Units	$18,526	$12,927
Dividends to preferred unitholders	160	160
FFO applicable to common shares and Units - diluted	$18,686	$13,087

Core FFO applicable to common shares and units	$17,922	$13,340
Dividends to preferred unitholders	160	160
Core FFO applicable to common shares and Units - diluted	$18,082	$13,500

Per Share Data
Earnings (loss) per common share - diluted	$(0.68)	$(0.49)
FFO per share and Unit - diluted	$1.01	$0.92
Core FFO per share and Unit - diluted	$0.98	$0.95

Weighted average shares and Units - diluted	18,542	14,282
Acquisitions and Dispositions
On January 4, 2022, we acquired a portfolio of three apartment communities located in Minneapolis, Minnesota for an aggregate purchase price of $70.3 million. The acquisition was financed through the assumption of $41.6 million in mortgage debt, the issuance of 209,000 Units, and cash.

On January 26, 2022, we acquired Noko Apartments located in Minneapolis, Minnesota for an aggregate purchase price of $46.6 million. We financed the development of Noko Apartments with a construction loan and a mezzanine loan which were exchanged as partial consideration for the acquisition.
Distributions Declared
Distributions of $0.73 and $0.70 per common share and Unit were declared during the three months ended March 31, 2022 and 2021, respectively. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended March 31, 2022 and 2021. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended March 31, 2022 and 2021. Distributions of $0.968750 per Series E preferred unit were declared during the three months ended March 31, 2022.
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
As of March 31, 2022, we had total liquidity of approximately $223.3 million, which included $210.0 million available on the lines of credit and $13.3 million of cash and cash equivalents. As of December 31, 2021, we had total liquidity of approximately $211.3 million, which included $180.0 million on the lines of credit and $31.3 million of cash and cash equivalents.
Debt
On September 30, 2021, we amended and restated our unsecured credit facility. The amended agreement provides for a revolving line of credit for $250.0 million, an accordion option to increase borrowing capacity up to $400.0 million, and extended the maturity date to September 2025. As of March 31, 2022, the line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of March 31, 2022, the additional borrowing availability was $204.0 million beyond the $46.0 million drawn. At December 31, 2021, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $76.0 million was drawn on the line.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes to $225.0 million. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million of senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the financing of certain apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of March 31, 2022 and December 31, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $326.1 million and $284.9 million at March 31, 2022 and December 31, 2021, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2022, the weighted average interest rate on mortgage debt was 3.85%, compared to 3.81% as of December 31, 2021.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
Equity
We had an equity distribution agreement in connection with the 2019 ATM Program through which we could offer and sell common shares having an aggregate gross sales price of up to $150.0 million. We replaced the 2019 ATM Program with the 2021 ATM Program, through which we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include the funding of acquisitions and the repayment of indebtedness. During the three months ended March 31, 2022, we issued 321,000 common shares under the 2021 ATM program at an average price of $98.89 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $31.7 million. As of March 31, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.
On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder's option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $181.4 million. The holders of the Series E preferred units do not have voting rights.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended March 31, 2022, we generated capital from various activities, including:
•Receiving $31.7 million in net proceeds from the issuance of 321,000 common shares under the 2021 ATM Program.
During the three months ended March 31, 2022, we used capital for various activities, including:
•Acquiring four apartment communities in Minneapolis, Minnesota for $9.1 million in cash with the remainder of the purchase price in issuance of Units, assumption of mortgage debt, and the exchange of mortgages receivable which we financed;
•Repaying $2.2 million of mortgage principal;

•Repaying $30.0 million on the line of credit;
•Paying $3.2 million for the termination of interest rate swaps; and
•Funding capital improvements for apartment communities of approximately $3.5 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2021. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Inflation
Our apartment leases generally have terms of one year or less, which means that, in an inflationary environment, we would have the ability, subject to market conditions, to increase rents upon the commencement of new leases or renewal of existing leases to manage the impact of inflation on our business. However, the cost to operate and maintain communities could increase at a rate greater than our ability to increase rents, which could adversely affect our results of operations. Extreme escalation of costs could have a negative impact on our residents and their ability to absorb rent increases. We also continue to monitor pressures surrounding supply chain challenges. A worsening of the current environment could contribute to delays in obtaining construction materials for maintenance or value add projects and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
Off-Balance Sheet Arrangements
As of March 31, 2022, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the our critical accounting policies during the three months ended March 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Centerspace’s exposure to market risk is primarily related to fluctuations in the general level of interest rates on the current and future fixed and variable rate debt obligations. The Company used interest rate swaps to offset the impact of interest rate fluctuations on variable-rate debt. During the three months ended March 31, 2022, Centerspace terminated its remaining interest rate swaps, which consisted of a swap with a notional amount of $75.0 million and a forward swap with a notional amount of $70.0 million. The Company does not enter into derivative instruments for trading or speculative purposes.
See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity. As of March 31, 2022, the Company has increased its exposure to market risk by terminating interest rate swaps which synthetically fixed the variable rate on the line of credit.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Inflation and price volatility in the global economy could negatively impact our business and results of operations.
General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available to our residents and prospective residents who wish to rent in our communities. Although we are able to increase rent to combat inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents, which could adversely affect our results of operations.
Other than as described above, there have been no material changes to the Risk Factors previously disclosed in Item 1A in Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On January 31, 2022, the Company issued 2,500 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share and Unit(1)	Plans or Programs	Programs
January 1 - 31, 2022	—	—	—	—
February 1 - 28, 2022	31,168	93.03	—	—
March 1 - 31, 2022	—	—	—	—
Total	31,168	93.03	—
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

10.1	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 24, 2022).
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: May 2, 2022