Form 10-Q
period 2022-06-30
CENTERSPACE
filed 2022-08-01
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
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
    The number of common shares of beneficial interest outstanding as of July 25, 2022, was 15,372,353.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	(in thousands, except per share data)
	June 30, 2022	December 31, 2021
ASSETS
Real estate investments
Property owned	$2,401,427	$2,271,170
Less accumulated depreciation	(487,834)	(443,592)
	1,913,593	1,827,578
Mortgage loans receivable at fair value	—	43,276
Total real estate investments	1,913,593	1,870,854
Cash and cash equivalents	13,156	31,267
Restricted cash	1,914	7,358
Other assets	18,950	30,582
TOTAL ASSETS	$1,947,613	$1,940,061
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$48,077	$62,403
Revolving lines of credit	73,000	76,000
Notes payable, net of unamortized loan costs of $626 and $656, respectively	299,374	299,344
Mortgages payable, net of unamortized loan costs of $3,632 and $3,187, respectively	497,917	480,703
TOTAL LIABILITIES	$918,368	$918,450
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at June 30, 2022 and December 31, 2021, aggregate liquidation preference of $16,560)	$18,627	$25,331
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at June 30, 2022 and December 31, 2021, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,373 shares issued and outstanding at June 30, 2022 and 15,016 shares issued and outstanding at December 31, 2021)	1,207,849	1,157,255
Accumulated distributions in excess of net income	(511,552)	(474,318)
Accumulated other comprehensive income (loss)	(2,362)	(4,435)
Total shareholders’ equity	$787,465	$772,032
Noncontrolling interests – Operating Partnership and Series E preferred units	222,528	223,600
Noncontrolling interests – consolidated real estate entities	625	648
Total equity	$1,010,618	$996,280
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,947,613	$1,940,061
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$63,116	$46,656	$123,430	$93,304
EXPENSES
Property operating expenses, excluding real estate taxes	19,011	13,018	38,025	26,467
Real estate taxes	7,205	5,742	14,064	11,534
Property management expense	2,721	2,085	4,974	3,852
Casualty (gain) loss	382	(27)	980	74
Depreciation and amortization	24,768	19,308	55,769	39,300
General and administrative expenses	5,221	3,797	9,721	7,703
TOTAL EXPENSES	$59,308	$43,923	$123,533	$88,930
Gain (loss) on sale of real estate and other investments	27	26,840	27	26,840
Operating income (loss)	3,835	29,573	(76)	31,214
Interest expense	(7,561)	(7,089)	(15,276)	(14,320)
Interest and other income (loss)	(17)	619	1,046	1,050
NET INCOME (LOSS)	$(3,743)	$23,103	$(14,306)	$17,944
Dividends to Series D preferred unitholders	(160)	(160)	(320)	(320)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	950	(1,386)	3,107	(917)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(38)	(19)	(61)	(36)
Net income (loss) attributable to controlling interests	(2,991)	21,538	(11,580)	16,671
Dividends to preferred shareholders	(1,607)	(1,607)	(3,214)	(3,214)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,598)	$19,931	$(14,794)	$13,457

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.30)	$1.49	$(0.97)	$1.02

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.30)	$1.48	$(0.97)	$1.02
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(3,743)	$23,103	$(14,306)	$17,944
Other comprehensive income:
Unrealized gain (loss) from derivative instrument	—	(386)	1,581	1,625
(Gain) loss on derivative instrument reclassified into earnings	188	1,120	492	2,216
Total comprehensive income (loss)	$(3,555)	$23,837	$(12,233)	$21,785
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	984	(1,430)	3,463	(1,169)
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(38)	(19)	(61)	(36)
Comprehensive income (loss) attributable to controlling interests	$(2,609)	$22,388	$(8,831)	$20,580

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2021	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				16,671		953	17,624
Change in fair value of derivatives					3,841		3,841
Distributions - common shares and units ($1.40 per share and unit)				(19,086)		(1,282)	(20,368)
Distributions – Series C preferred shares ($0.828125 per Series C share)				(3,214)			(3,214)
Share-based compensation, net of forfeitures		27	1,487				1,487
Sale of common shares, net		896	66,356				66,356
Redemption of units for common shares		95	418			(418)	—
Change in redemption value of Series D preferred units			(1,462)				(1,462)
Other		—	(1,122)			(79)	(1,201)
Balance June 30, 2021	$93,530	14,045	$1,033,940	$(433,310)	$(12,064)	$53,790	$735,886

Six Months Ended June 30, 2022
Balance December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net income (loss) attributable to controlling interests and noncontrolling interests				(11,580)		(3,046)	(14,626)
Change in fair value of derivatives					2,073		2,073
Distributions - common shares and units ($1.45 per share and unit)				(22,440)		(1,454)	(23,894)
Distributions – Series C preferred shares ($0.828125 per Series C share)				(3,214)			(3,214)
Distributions - Series E preferred units ($1.93750 per unit)						(3,515)	(3,515)
Share-based compensation, net of forfeitures		25	1,199				1,199
Sale of common shares, net		321	31,569				31,569
Issuance of units			13,023			9,859	22,882
Redemption of units for common shares		11	(375)			375	—
Redemption of units for cash						(3,230)	(3,230)
Change in redemption value of Series D preferred units			6,704				6,704
Shares withheld for taxes			(1,273)				(1,273)
Other		—	(253)			(84)	(337)
Balance June 30, 2022	$93,530	15,373	$1,207,849	$(511,552)	$(2,362)	$223,153	$1,010,618

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended June 30, 2021	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance March 31, 2021	$93,530	13,220	$980,453	$(443,409)	$(12,798)	$53,676	$671,452
Net income (loss) attributable to controlling interests and noncontrolling interests				21,538		1,405	22,943
Change in fair value of derivatives					734		734
Distributions - common shares and units ($0.70 per share and unit)				(9,832)		(617)	(10,449)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Share-based compensation, net of forfeitures		24	678				678
Sale of common shares, net		732	54,574				54,574
Redemption of units for common shares		69	638			(638)	—
Change in redemption value of Series D preferred units			(1,462)				(1,462)
Other		—	(941)			(36)	(977)
Balance June 30, 2021	$93,530	14,045	$1,033,940	$(433,310)	$(12,064)	$53,790	$735,886

Three Months Ended June 30, 2022
Balance March 31, 2022	$93,530	15,366	$1,203,685	$(495,732)	$(2,550)	$226,973	$1,025,906
Net income (loss) attributable to controlling interests and noncontrolling interests				(2,991)		(912)	(3,903)
Change in fair value of derivatives					188		188
Distributions - common shares and units ($0.73 per share and unit)				(11,222)		(726)	(11,948)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,758)	(1,758)
Share-based compensation, net of forfeitures		6	480				480
Redemption of units for common shares		1	13			(13)	—
Redemption of units for cash						(327)	(327)
Change in redemption value of Series D preferred units			3,785				3,785
Other		—	(114)			(84)	(198)
Balance June 30, 2022	$93,530	15,373	$1,207,849	$(511,552)	$(2,362)	$223,153	$1,010,618

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,306)	$17,944
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	56,124	39,792
(Gain) loss on sale of real estate and other investments	—	(26,840)
Share-based compensation expense	1,199	1,487
(Gain) loss on interest rate swap termination, amortization, and mark-to-market	(425)	—
Other, net	1,975	2,177
Changes in other assets and liabilities:
Other assets	3,131	(858)
Accounts payable and accrued expenses	(13,207)	(3,128)
Net cash provided by (used by) operating activities	$34,491	$30,574
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and notes receivable	—	(12,795)
Proceeds from sale of real estate and other investments	—	59,233
Payments for acquisitions of real estate investments	(9,546)	(77,997)
Payments for improvements of real estate investments	(13,945)	(8,993)
Other investing activities	(56)	(240)
Net cash provided by (used by) investing activities	$(23,547)	$(40,792)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(25,911)	(10,326)
Proceeds from revolving lines of credit	45,000	136,704
Principal payments on revolving lines of credit	(48,000)	(202,575)
Net proceeds from notes payable	—	49,940
Payment for termination of interest rate swap	(3,209)	—
Net proceeds from issuance of common shares	31,569	66,356
Redemption of partnership units	(3,205)	—
Distributions paid to common shareholders	(22,030)	(18,373)
Distributions paid to preferred shareholders	(3,214)	(3,214)
Distributions paid to preferred unitholders	(320)	(320)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(4,842)	(1,348)
Other financing activities	(337)	(298)
Net cash provided by (used by) financing activities	$(34,499)	$16,546
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(23,555)	6,328
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	38,625	7,310
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,070	$13,638

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,811	$2,034
Operating partnership units converted to shares	(375)	418
Distributions declared but not paid to common shareholders	11,948	10,449
Retirement of shares withheld for taxes	1,272	905
Real estate assets acquired through assumption of debt	41,623	—
Fair value adjustment to debt	1,224	—
Note receivable exchanged through real estate acquisition	43,276	—
Real estate assets acquired through issuance of operating partnership units	22,882	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$14,439	$13,541

	(in thousands)
Balance sheet description	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$13,156	$31,267	$5,194
Restricted cash	1,914	7,358	8,444
Total cash, cash equivalents and restricted cash	$15,070	$38,625	$13,638
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
for the six months ended June 30, 2022 and 2021
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2022, Centerspace owned interests in 83 apartment communities consisting of 14,838 apartment homes.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of June 30, 2022 and December 31, 2021, restricted cash consisted primarily of real estate deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 97.9% of total revenues and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 2.1% of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.

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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of June 30, 2022, was as follows:

(in thousands)
2022 (remainder)	$1,112
2023	2,599
2024	2,534
2025	2,469
2026	1,876
Thereafter	1,528
Total scheduled lease income - commercial operating leases	$12,118
REVENUES AND GAINS ON SALE OF REAL ESTATE
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the Company expects to be entitled for those goods and services.
Revenue streams that are included in revenues from contracts with customers include other property revenue such as application fees and other miscellaneous items. Centerspace recognizes revenue for these rental related items not included as a component of a lease as earned.
The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2022 and 2021:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2022	2021	2022	2021
Fixed lease income - operating leases	Leases	$59,387	$43,659	$116,061	$87,499
Variable lease income - operating leases	Leases	2,300	2,103	4,822	4,072
Other property revenue	Revenue from contracts with customers	1,429	894	2,547	1,733
Total revenue		$63,116	$46,656	$123,430	$93,304
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold.

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
During the three and six months ended June 30, 2022 and 2021, the Company recorded no impairment charges.

MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
The Company has a tax increment financing note receivable (“TIF”) with a principal balance of $6.3 million and $6.4 million at June 30, 2022 and December 31, 2021, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.
Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. The construction and mezzanine loans bore and accrued interest at 4.5% and 11.5%, respectively. The Company exercised its option to purchase the apartment community in exchange for the loans and cash, during the six months ended June 30, 2022. As of June 30, 2022, the loans had no remaining balance. As of December 31, 2021, the Company had fully funded the $29.9 million construction loan and $13.4 million of the mezzanine loan, both of which appear within mortgage loans receivable in the Condensed Consolidated Balance Sheets.
VARIABLE INTEREST ENTITIES
Centerspace has determined that its Operating Partnership and each of its less-than-wholly owned real estate partnerships are variable interest entities (each, a “VIE”), as the limited partners or the functional equivalent of limited partners lack substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on the balance sheet because the Company has a controlling financial interest in the VIEs and has both the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because the Operating Partnership is a VIE, all of the Company’s assets and liabilities are held through a VIE.
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
For the three months ended June 30, 2022, operating partnership units of 995,000, Series D preferred units of 228,000, Series E preferred units of 2.2 million, time-based RSUs of 9,000, weighted average stock options of 39,000, and performance-based RSUs of 30,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended June 30, 2021, weighted average stock options of 44,000 and performance-based RSUs of 31,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the six months ended June 30, 2022, operating partnership units of 978,000, Series D preferred units of 228,000, Series E preferred units of 2.2 million, time-based RSUs of 11,000, weighted average stock options of 46,000, and performance-based RSUs of 30,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the six months ended June 30, 2021, weighted average stock options of 44,000 and performance-based RSUs of 28,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2022 and 2021.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR
Net income (loss) attributable to controlling interests	$(2,991)	$21,538	$(11,580)	$16,671
Dividends to preferred shareholders	(1,607)	(1,607)	(3,214)	(3,214)
Numerator for basic earnings (loss) per share – net income available to common shareholders	(4,598)	19,931	(14,794)	13,457
Noncontrolling interests – Operating Partnership and Series E preferred units	(950)	1,386	(3,107)	917
Dividends to preferred unitholders	160	160	320	320
Numerator for diluted earnings (loss) per share	$(5,388)	$21,477	$(17,581)	$14,694
DENOMINATOR
Denominator for basic earnings per share weighted average shares	15,369	13,353	15,233	13,216
Effect of redeemable operating partnership units	—	916	—	939
Effect of Series D preferred units	—	228	—	228
Effect of dilutive restricted stock units and stock options	—	17	—	18
Denominator for diluted earnings per share	15,369	14,514	15,233	14,401

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC	$(0.30)	$1.49	$(0.97)	$1.02

NET EARNINGS (LOSS) PER COMMON SHARE – DILUTED	$(0.30)	$1.48	$(0.97)	$1.02

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 995,000 and 832,000 outstanding Units at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2022 and 2021 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Net Book Basis
2022	1	$(13)
2021	69	$639

Six Months Ended June 30,
2022	11	$375
2021	95	$418
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the three and six months ended June 30, 2022 and 2021 as detailed in the table below.

	(in thousands, except per Unit data)
Three Months Ended June 30,	Number of Units	Aggregate Cost	Average Price Per Unit
2022	4	$327	$92.03

Six Months Ended June 30,
2022	35	$3,230	$93.03
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

Common Shares and Equity Awards. Common shares outstanding on June 30, 2022 and December 31, 2021, totaled 15.4 million and 15.0 million, respectively. There were 5,538 and 24,297 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and six months ended June 30, 2022, respectively, with a total grant-date fair value of $397,000 and $619,000, respectively. There were 23,385 and 26,186 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and six months ended June 30, 2021, respectively, with a total grant-date fair value of $750,000 and $914,000, respectively. These shares vested based on performance and service criteria.
Equity Distribution Agreement. Centerspace had an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which it could offer and sell common shares having an aggregate sales price of up to $150.0 million. In September 2021, the Company replaced the 2019 ATM Program with a new at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and six months ended June 30, 2022 and 2021 under both the 2019 and 2021 ATM Programs. As of June 30, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2022	—	$—	$—
2021	731	$54,636	$74.64

Six Months Ended June 30,
2022	321	$31,732	$98.89
2021	896	$66,495	$74.19
(1)Total consideration is net of $338 in commissions and issuance costs during the six months ended June 30, 2022 and $528 and $709 for the three and six months ended June 30, 2021, respectively.
Share Repurchase Program. On June 13, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company's outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. During the six months ended June 30, 2022, the Company had no share repurchases under this program. As of June 30, 2022, the Company had $50.0 million remaining authorized for purchase under this program.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at June 30, 2022 and December 31, 2021. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at June 30, 2022 and December 31, 2021. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
As of June 30, 2022, 52 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of June 30, 2022, the additional borrowing availability was $177.0 million beyond the $73.0 million drawn. This unsecured credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and to provide for an accordion option to increase borrowing capacity up to $400.0 million.
The interest rates on the line of credit is based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of June 30, 2022.
In January 2021, Centerspace amended and expanded its private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. In September 2021, the Company entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of June 30, 2022. The following table shows the notes issued under both private shelf agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, Centerspace entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the acquisition of 16 apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of June 30, 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of June 30, 2022, Centerspace owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of June 30, 2022, the Company believes that there were no material defaults or instances of noncompliance in regards to any of these mortgages payable.
Centerspace also has a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.

The following table summarizes indebtedness.

	(in thousands)
	June 30, 2022	December 31, 2021	Weighted Average Maturity in Years at June 30, 2022
Lines of credit	$73,000	$76,000	3.25
Unsecured senior notes (1)	300,000	300,000	8.13
Unsecured debt	373,000	376,000	7.18
Mortgages payable - Fannie Mae credit facility	198,850	198,850	9.07
Mortgages payable - other	302,360	284,934	5.47
Total debt	$874,210	$859,784	6.96
Weighted average interest rate on lines of credit (rate with swap)(2)	2.80%	2.74%
Weighted average interest rate on unsecured senior notes	3.12%	3.12%
Weighted average interest rate on mortgages payable - Fannie Mae credit facility	2.78%	2.78%
Weighted average interest rate on mortgages payable - other	3.85%	3.81%
Weighted average interest rate on total debt	3.27%	3.26%
(1)Included within notes payable on the Condensed Consolidated Balance Sheets.
(2)The interest rate swap was terminated in February 2022. Refer to Note 6 - Derivative Instruments for additional information.
The aggregate amount of required future principal payments as of June 30, 2022, was as follows:

(in thousands)
2022 (remainder)	$2,808
2023	45,988
2024	5,012
2025	106,850
2026	50,088
Thereafter	663,464
Total payments	$874,210
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (“OCI”). Amounts recorded in accumulated other comprehensive income will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $604,000 will be reclassified as an increase to interest expense.
Derivatives not designated as hedges were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships were recorded directly to earnings within other income (loss) in the Condensed Consolidated Statement of Operations. During the six months ended June 30, 2022, the Company recorded a gain of $582,000 related to the interest rate swap not designated in a hedging relationship, prior to its termination.
In February 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of June 30, 2022 the Company had no remaining interest rate swaps.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021.

		(in thousands)
		June 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$4,610
Total derivative instruments not designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$1,097
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of June 30, 2022 and 2021.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended June 30,	2022	2021		2022	2021
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$(386)	Interest expense	$(188)	$(1,120)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$1,581	$1,625	Interest expense	$(492)	$(2,216)
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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets
Notes receivable	$6,072	—	—	$6,072

December 31, 2021
Assets
Mortgages and notes receivable	$49,484	—	—	$49,484
Liabilities
Derivative instruments - interest rate swaps	$5,707	$—	—	$5,707
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

	(in thousands)
	Fair Value Measurement at June 30,	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Six months ended June 30, 2022
Notes receivable	$6,072	$7	$142	$149
Six months ended June 30, 2021
Mortgage loans and notes receivable	$43,796	$7	$990	$997
As of June 30, 2022 and December 31, 2021, Centerspace had an investment of $966,000 and $903,000, respectively, in a real estate technology venture consisting of privately held entities that develop technology related to the real estate industry. This investment is measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of June 30, 2022, the Company had unfunded commitments of $1.0 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021, respectively, are as follows:

	(in thousands)
	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$13,156	$13,156	$31,267	$31,267
Restricted cash	$1,914	$1,914	$7,358	$7,358
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$73,000	$73,000	$76,000	$76,000
Unsecured senior notes	$300,000	$255,779	$300,000	$308,302
Mortgages payable - Fannie Mae	$198,850	$170,710	$198,850	$198,850
Mortgages payable - other	$302,360	$282,506	$284,934	$284,546
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace had no acquisitions during the three months ended June 30, 2022 and 2021. The acquisitions during the six months ended June 30, 2022 and 2021 are detailed below.

Six Months Ended June 30, 2022

	Date Acquired	(in thousands)
		Total Acquisition Cost	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(1)	Other(2)	Land	Building	Intangible Assets	Other(3)
191 homes - Martin Blu - Minneapolis, MN	January 4, 2022	$49,825	$3,031	$18,885	$27,909	$3,547	$45,212	$1,813	$(747)
31 homes - Elements - Minneapolis, MN	January 4, 2022	9,066	1,290	1,748	6,028	941	7,853	335	(63)
45 homes - Zest - Minneapolis, MN	January 4, 2022	11,364	1,429	2,249	7,686	936	10,261	574	(407)
130 homes - Noko Apartments - Minneapolis, MN	January 26, 2022	46,619	3,343	—	43,276	1,915	42,754	1,950	—

Total Acquisitions		$116,874	$9,093	$22,882	$84,899	$7,339	$106,080	$4,672	$(1,217)
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
DISPOSITIONS
During the three and six months ended June 30, 2022, Centerspace disposed of no real estate compared to $60.0 million in the three and six months ended June 30, 2021. The dispositions during the six months ended June 30, 2021 are detailed below.
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
The members of the executive management team are the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), a non-GAAP measure, which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three and six months ended June 30, 2022 and 2021, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended June 30, 2022	Multifamily	All Other	Total
Revenue	$62,201	$915	$63,116
Property operating expenses, including real estate taxes	25,986	230	26,216
Net operating income	$36,215	$685	$36,900
Property management			(2,721)
Casualty gain (loss)			(382)
Depreciation and amortization			(24,768)
General and administrative expenses			(5,221)
Gain (loss) on sale of real estate and other investments			27
Interest expense			(7,561)
Interest and other income			(17)
Net income (loss)			$(3,743)

	(in thousands)
Three Months Ended June 30, 2021	Multifamily	All Other	Total
Revenue	$44,957	$1,699	$46,656
Property operating expenses, including real estate taxes	17,967	793	18,760
Net operating income	$26,990	$906	$27,896
Property management			(2,085)
Casualty gain (loss)			27
Depreciation and amortization			(19,308)
General and administrative expenses			(3,797)
Gain (loss) on sale of real estate and other investments			26,840
Interest expense			(7,089)
Interest and other income			619
Net income (loss)			$23,103

	(in thousands)
Six Months Ended June 30, 2022	Multifamily	All Other	Total
Revenue	$121,599	$1,831	$123,430
Property operating expenses, including real estate taxes	51,529	560	52,089
Net operating income	$70,070	$1,271	$71,341
Property management expenses			(4,974)
Casualty gain (loss)			(980)
Depreciation and amortization			(55,769)
General and administrative expenses			(9,721)
Gain (loss) on sale of real estate and other investments			27
Interest expense			(15,276)
Interest and other income			1,046
Net income (loss)			$(14,306)

	(in thousands)
Six Months Ended June 30, 2021	Multifamily	All Other	Total
Revenue	$89,198	$4,106	$93,304
Property operating expenses, including real estate taxes	35,841	2,160	38,001
Net operating income	$53,357	$1,946	$55,303
Property management expenses			(3,852)
Casualty gain (loss)			(74)
Depreciation and amortization			(39,300)
General and administrative expenses			(7,703)
Gain (loss) on sale of real estate and other investments			26,840
Interest expense			(14,320)
Interest and other income			1,050
Net income (loss)			$17,944
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2022, and December 31, 2021, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of June 30, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,374,726	$26,701	$2,401,427
Less accumulated depreciation	(480,113)	(7,721)	(487,834)
Total property owned	$1,894,613	$18,980	$1,913,593
Cash and cash equivalents			13,156
Restricted cash			1,914
Other assets			18,950
Total Assets			$1,947,613

	(in thousands)
As of December 31, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$2,244,250	$26,920	$2,271,170
Less accumulated depreciation	(436,004)	(7,588)	(443,592)
Total property owned	$1,808,246	$19,332	$1,827,578
Mortgage loans receivable			43,276
Cash and cash equivalents			31,267
Restricted cash			7,358
Other assets			30,582
Total Assets			$1,940,061

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

Restrictions on Taxable Dispositions.  Thirty-seven properties, consisting of 6,754 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with certain of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
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
2022 LTIP Awards
Awards granted to employees on January 1, 2022, consisted of an aggregate of 5,849 time-based RSU awards, 13,407 performance RSUs based on total shareholder return (“TSR”), and 30,002 stock options. The time-based awards vest as to one-third of the shares on each of January 1, 2023, January 1, 2024, and January 1, 2025. The stock options vest as to 25% on each of January 1, 2023, January 1, 2024, January 1, 2025, and January 1, 2026. The fair value of stock options was $17.094 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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
Awards granted to trustees on May 17, 2022 consist of 6,563 time-based RSUs, which vest on May 17, 2023. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $1.2 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this report on Form 10-Q for the quarter ended June 30, 2022 (the “Report”), the audited financial statements for the year ended December 31, 2021, which are included in Form 10-K filed with the SEC on February 28, 2022, and the risk factors in Item 1A, “Risk Factors,” of Form 10-K for the year ended December 31, 2021.
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
•deteriorating economic conditions, including rising unemployment rates, energy costs, and inflation, in the markets where we own apartment communities or in which we may invest in the future;
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
Executive Summary
We own, manage, acquire, redevelop, and develop apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of residents. As of June 30, 2022, we owned interests in 83 apartment communities consisting of 14,838 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.4 billion at June 30, 2022, compared to $2.3 billion at December 31, 2021.
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
COVID-19
The COVID-19 pandemic has affected our business since March 2020. Our first priority continues to be the health and well-being of our residents, team members, and the communities we serve. Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on rental revenue for 2022 and in future years cannot be determined at present. The situation surrounding the COVID-19 pandemic remains fluid, and we are actively managing our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to financial position and operating results, as well as potential adverse impacts on our business. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.
Overview of the Three Months Ended June 30, 2022
For the three months ended June 30, 2022, revenue increased by $16.5 million to $63.1 million, compared to $46.7 million for the three months ended June 30, 2021, due to same-store communities and 23 non-same-store communities, offset by dispositions. Total expenses increased by $15.3 million to $59.3 million for the three months ended June 30, 2022, compared to $43.9 million for the three months ended June 30, 2021 due to increased property operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses. Non-GAAP Funds from Operations (“FFO”) applicable to common shares and Units for the three months ended June 30, 2022 increased by $5.4 million to $19.1 million compared to $13.7 million for the three months ended June 30, 2021. See the description of FFO on page 27 and the reconciliation of net income available to common shareholders to FFO on page 28. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by increased interest, property management, and general and administrative expenses, and decreased interest income and NOI from dispositions. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.

Results of Operations
Reconciliation of Operating Income (Loss) to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”) (non-GAAP), which is defined below.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income (loss)	$3,835	$29,573	$(25,738)	(87.0)%	$(76)	$31,214	$(31,290)	(100.2)%
Adjustments:
Property management expenses	2,721	2,085	636	30.5%	4,974	3,852	1,122	29.1%
Casualty (gain) loss	382	(27)	409	*	980	74	906	*
Depreciation and amortization	24,768	19,308	5,460	28.3%	55,769	39,300	16,469	41.9%
General and administrative expenses	5,221	3,797	1,424	37.5%	9,721	7,703	2,018	26.2%
Gain (loss) on sale of real estate and other investments	(27)	(26,840)	26,813	(99.9)%	(27)	(26,840)	26,813	(99.9)%
Net operating income	$36,900	$27,896	$9,004	32.3%	$71,341	$55,303	$16,038	29.0%
* Not a meaningful percentage
Consolidated Results of Operations
The following consolidated results of operations cover the three and six months ended June 30, 2022 and 2021.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Same-store	$48,867	$43,762	$5,105	11.7%	$95,758	$86,956	$8,802	10.1%
Non-same-store	13,334	1,195	12,139	1,015.8%	25,841	2,242	23,599	1,052.6%
Other	915	664	251	37.8%	1,831	1,332	499	37.5%
Dispositions	—	1,035	(1,035)	(100.0)%	—	2,774	(2,774)	(100.0)%
Total	63,116	46,656	16,460	35.3%	123,430	93,304	30,126	32.3%
Property operating expenses, including real estate taxes
Same-store	19,700	17,610	2,090	11.9%	38,915	35,140	3,775	10.7%
Non-same-store	6,286	357	5,929	1,660.8%	12,614	701	11,913	1,699.4%
Other	230	258	(28)	(10.9)%	560	521	39	7.5%
Dispositions	—	535	(535)	(100.0)%	—	1,639	(1,639)	(100.0)%
Total	26,216	18,760	7,456	39.7%	52,089	38,001	14,088	37.1%
Net operating income
Same-store	29,167	26,152	3,015	11.5%	56,843	51,816	5,027	9.7%
Non-same-store	7,048	838	6,210	741.1%	13,227	1,541	11,686	758.3%
Other	685	406	279	68.7%	1,271	811	460	56.7%
Dispositions	—	500	(500)	(100.0)%	—	1,135	(1,135)	(100.0)%
Total	$36,900	$27,896	$9,004	32.3%	$71,341	$55,303	$16,038	29.0%
Property management expenses	(2,721)	(2,085)	636	30.5%	(4,974)	(3,852)	1,122	29.1%
Casualty gain (loss)	(382)	27	409	*	(980)	(74)	906	*
Depreciation and amortization	(24,768)	(19,308)	5,460	28.3%	(55,769)	(39,300)	16,469	41.9%
General and administrative expenses	(5,221)	(3,797)	1,424	37.5%	(9,721)	(7,703)	2,018	26.2%
Gain (loss) on sale of real estate and other investments	27	26,840	26,813	99.9%	27	26,840	26,813	99.9%
Interest expense	(7,561)	(7,089)	472	6.7%	(15,276)	(14,320)	956	6.7%
Interest and other income (loss)	(17)	619	(636)	(102.7)%	1,046	1,050	(4)	(0.4)%
NET INCOME (LOSS)	$(3,743)	$23,103	$(26,846)	(116.2)%	$(14,306)	$17,944	$(32,250)	(179.7)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—	(320)	(320)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	950	(1,386)	2,336	(168.5)%	3,107	(917)	4,024	(438.8)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(38)	(19)	(19)	100.0%	(61)	(36)	(25)	69.4%
Net income (loss) attributable to controlling interests	(2,991)	21,538	(24,529)	(113.9)%	(11,580)	16,671	(28,251)	(169.5)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—	(3,214)	(3,214)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(4,598)	$19,931	$(24,529)	(123.1)%	$(14,794)	$13,457	$(28,251)	(209.9)%
* Not a meaningful percentage

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2022	2021	2022	2021
Same-store	94.8%	94.9%	94.3%	94.8%
Non-same-store	95.0%	93.1%	94.8%	91.8%
Total	94.8%	94.8%	94.4%	94.7%
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

Number of Apartment Homes	June 30, 2022	June 30, 2021
Same-store	11,319	11,319
Non-same-store	3,519	256
Total	14,838	11,575
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
For the comparison of the six months ended June 30, 2022 and 2021, 23 apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue increased by 35.3% to $63.1 million for the three months ended June 30, 2022, compared to $46.7 million in the three months ended June 30, 2021. Revenue from non-same-store communities increased by $12.1 million and revenue from other properties increased by $251,000, offset by a decrease of $1.0 million from dispositions. Revenue from same-store communities increased 11.7% or $5.1 million in the three months ended June 30, 2022, compared to the same period in the prior year. The increase was attributable to 11.8% growth in average monthly revenue per occupied home for the three months ended June 30, 2022, offset by a decrease of 0.1% in occupancy as weighted average occupancy decreased from 94.9% in the three months ended June 30, 2021 to 94.8% for the three months ended June 30, 2022.
Revenue increased by 32.3% to $123.4 million for the six months ended June 30, 2022, compared to $93.3 million in the six months ended June 30, 2021. Revenue from non-same-store communities increased by $23.6 million and revenue from other properties increased by $499,000, offset by a decrease of $2.8 million from dispositions. Revenue from same-store communities increased 10.1% or $8.8 million in the six months ended June 30, 2022, compared to the same period in the prior year. The increase was attributable to 10.6% growth in average monthly revenue per occupied home for the six months ended June 30, 2022, offset by a decrease of 0.5% in occupancy as weighted average occupancy decreased from 94.8% in the six months ended June 30, 2021 to 94.3% for the six months ended June 30, 2022.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 39.7% to $26.2 million in the three months ended June 30, 2022, compared to $18.8 million in the same period of the prior year. An increase of $5.9 million at non-same-store communities was offset by a decrease $535,000 from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 11.9% or $2.1 million in the three months ended June 30, 2022, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.8 million, primarily due to increased utilities, repairs and maintenance costs, and on-site compensation. Non-controllable expenses at same-store communities increased by $305,000, due to insurance costs and real estate taxes.
Property operating expenses, including real estate taxes, increased by 37.1% to $52.1 million in the six months ended June 30, 2022, compared to $38.0 million in the same period of the prior year. An increase of $11.9 million at non-same-store communities was offset by a decrease of $1.6 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 10.7% or $3.8 million in the six months ended June 30, 2022, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $3.3 million, primarily due to increased utilities, repairs and maintenance costs, and on-site compensation. Non-controllable expenses at same-store communities increased by $494,000, primarily due to insurance costs.

Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 30.5% to $2.7 million in the three months ended June 30, 2022, compared to $2.1 million in the same period of the prior year. The increase is primarily due to $490,000 in compensation costs and $136,000 related to technology initiatives.
Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 29.1% to $5.0 million in the six months ended June 30, 2022, compared to $3.9 million in the same period of the prior year. The increase is primarily due to $770,000 in compensation costs and $217,000 related to technology initiatives.
Casualty gain (loss). Casualty gain (loss) increased to a loss of $382,000 in the three months ended June 30, 2022, compared to a gain of $27,000 in the same period of the prior year. The increase is due to lower than usual loss experience in the prior year.
Casualty gain (loss) increased to a loss of $980,000 in the six months ended June 30, 2022, compared to a loss of $74,000 in the same period of the prior year. The increase is due to lower than usual loss experience in the prior year.
Depreciation and amortization. Depreciation and amortization increased by 28.3% to $24.8 million in the three months ended June 30, 2022, compared to $19.3 million in the same period of the prior year, attributable to an increase of $6.4 million from non-same-store properties, offset by decreases from same-store and sold properties.
Depreciation and amortization increased by 41.9% to $55.8 million in the six months ended June 30, 2022, compared to $39.3 million in the same period of the prior year, attributable to an increase of $18.6 million from non-same-store properties, offset by decreases from same-store and sold properties.
General and administrative expenses.  General and administrative expenses increased by 37.5% to $5.2 million in the three months ended June 30, 2022, compared to $3.8 million in the same period of the prior year, primarily attributable to $1.1 million from abandoned pursuit costs and increases in professional and consulting fees, travel costs, and salary related expense, offset by a decrease in short-term and long-term incentive costs.
General and administrative expenses increased by 26.2% to $9.7 million in the six months ended June 30, 2022, compared to $7.7 million in the same period of the prior year, primarily attributable to $1.1 million from abandoned pursuit costs, $495,000 in compensation costs and $364,000 in professional and consulting fees.
Interest expense.  Interest expense increased by 6.7% to $7.6 million in the three months ended June 30, 2022, compared to $7.1 million in the same period of the prior year, primarily due to the addition of new unsecured senior notes and the Fannie Mae credit facility, offset by a lower weighted average interest rate.
Interest expense increased by 6.7% to $15.3 million in the six months ended June 30, 2022, compared to $14.3 million in the same period of the prior year, primarily due to the addition of new unsecured senior notes and the Fannie Mae credit facility, offset by a lower weighted average interest rate.
Interest and other income (loss). Interest and other income decreased to a loss of $17,000 in the three months ended June 30, 2022, compared to income of $619,000 in the same period of the prior year. The decrease was primarily due to interest income on mortgages receivable that were outstanding in the prior year.
Interest and other income decreased to $1.0 million in the six months ended June 30, 2022, compared to $1.1 million in the same period of the prior year. The decrease was primarily due to interest income on mortgages receivable outstanding in the prior year, offset by a gain on the mark to market adjustment for an interest rate swap contract.
Net income (loss) available to common shareholders. Net loss available to common shareholders decreased to a loss of $4.6 million for the three months ended June 30, 2022, compared to net income of $19.9 million in the three months ended June 30, 2021.
Net loss available to common shareholders decreased to a loss of $14.8 million for the six months ended June 30, 2022, compared to net income of $13.5 million in the six months ended June 30, 2021.
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
Core Funds from Operations (“Core FFO”), a non-GAAP measure, is FFO adjusted for non-routine items or items not considered core to business operations. By further adjusting for items that are not considered part of core business operations, we believe that Core FFO provides investors with additional information to compare core operating and financial performance between periods. Core FFO should not be considered as an alternative to net income or as any other GAAP measurement of performance, but rather should be considered an additional supplemental measure. Core FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash needs, including the ability to service indebtedness or make distributions to shareholders. Core FFO is a non-GAAP and non-standardized financial measure that may be calculated differently by other REITs and that should not be considered a substitute for operating results determined in accordance with GAAP.
FFO applicable to common shares and Units for the three months ended June 30, 2022, increased to $19.1 million compared to $13.7 million for the comparable period of the prior year, an increase of 39.6%. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by increased interest, property management, and general and administrative expenses, and decreased interest income and NOI from dispositions.
FFO applicable to common shares and Units for the six months ended June 30, 2022, increased to $37.6 million compared to $26.6 million for the comparable period of the prior year, an increase of 41.4%. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by increased interest, property management, general and administrative expenses, and casualty loss, and decreased NOI from dispositions.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(4,598)	$19,931	$(14,794)	$13,457
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(950)	1,386	(3,107)	917
Depreciation and amortization	24,768	19,308	55,769	39,300
Less depreciation – non real estate	(101)	(87)	(202)	(185)
Less depreciation – partially owned entities	(7)	(24)	(28)	(48)
(Gain) loss on sale of real estate and other investments	(27)	(26,840)	(27)	(26,840)
FFO applicable to common shares and Units	$19,085	$13,674	$37,611	$26,601

Adjustments to Core FFO:
Non-cash casualty (gain) loss	163	—	188	—
Loss on extinguishment of debt	5	—	5	—
Technology implementation costs(1)	447	447	550	860
Interest rate swap termination, amortization, and mark-to-market	205	—	(408)	—
Amortization of assumed debt	(116)	—	(231)	—
Pursuit costs	1,127	—	1,127	—
Other miscellaneous items	100	3	96	3
Core FFO applicable to common shares and units	$21,016	$14,124	$38,938	$27,464

FFO applicable to common shares and Units	$19,085	$13,674	$37,611	$26,601
Dividends to preferred unitholders	160	160	320	320
FFO applicable to common shares and Units - diluted	$19,245	$13,834	$37,931	$26,921

Core FFO applicable to common shares and units	$21,016	$14,124	$38,938	$27,464
Dividends to preferred unitholders	160	160	320	320
Core FFO applicable to common shares and Units - diluted	$21,176	$14,284	$39,258	$27,784

Per Share Data
Earnings (loss) per common share - diluted	$(0.30)	$1.48	$(0.97)	$1.02
FFO per share and Unit - diluted	$1.02	$0.95	$2.03	$1.87
Core FFO per share and Unit - diluted	$1.12	$0.98	$2.10	$1.93

Weighted average shares - basic	15,369	13,353	15,233	13,216
Effect of redeemable operating partnership units	995	916	978	939
Effect of Series D preferred units	228	228	228	228
Effect of Series E preferred units	2,186	—	2,186	—
Effect of dilutive restricted stock units and stock options	48	17	57	18
Weighted average shares and Units - diluted	18,826	14,514	18,682	14,401
(1)Costs are related to a two-year implementation.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended June 30, 2022.
Distributions Declared
Distributions of $0.73 and $1.46 per common share and Unit were declared during the three and six months ended June 30, 2022, respectively. Distributions of $0.70 and $1.40 per common share and Unit were declared during the three and six months ended June 30, 2021, respectively. Distributions of $0.4140625 and $0.828125 per Series C preferred share were declared during the three and six months ended June 30, 2022 and 2021. Distributions of $0.9655 and $1.931 per Series D preferred unit were declared during the three and six months ended June 30, 2022 and 2021. Distributions of $0.968750 and $1.937500 per Series E preferred unit were declared during the three and six months ended June 30, 2022.
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
As of June 30, 2022, we had total liquidity of approximately $196.2 million, which included $183.0 million available on the lines of credit and $13.2 million of cash and cash equivalents. As of December 31, 2021, we had total liquidity of approximately $211.3 million, which included $180.0 million on the lines of credit and $31.3 million of cash and cash equivalents.
Debt
On September 30, 2021, we amended and restated our unsecured credit facility. The amended agreement provides for a revolving line of credit for $250.0 million, an accordion option to increase borrowing capacity up to $400.0 million, and extended the maturity date to September 2025. As of June 30, 2022, the line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of June 30, 2022, the additional borrowing availability was $177.0 million beyond the $73.0 million drawn. At December 31, 2021, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $76.0 million was drawn on the line.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes to $225.0 million. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million of senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, we have issued $200.0 million unsecured senior notes with $25.0 million remaining available. The following table shows the notes issued under both private shelf agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the financing of certain apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of June 30, 2022 and December 31, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $302.4 million and $284.9 million at June 30, 2022 and December 31, 2021, respectively. All of our mortgage debt is at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of June 30, 2022, the weighted average interest rate on mortgage debt was 3.85%, compared to 3.81% as of December 31, 2021.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
Equity
We had an equity distribution agreement in connection with the 2019 ATM Program through which we could offer and sell common shares having an aggregate gross sales price of up to $150.0 million. We replaced the 2019 ATM Program with the 2021 ATM Program, through which we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program may be used for general corporate purposes, including the funding of acquisitions and the repayment of indebtedness. During the six months ended June 30, 2022, we issued 321,000 common shares under the 2021 ATM program at an average price of $98.89 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $31.7 million. As of June 30, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.
On June 13, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company's outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. During the six months ended June 30, 2022, the Company had no share repurchases under this program. As of June 30, 2022, the Company had $50.0 million remaining authorized for purchase under this program.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended June 30, 2022, we generated capital from various activities, including:
•Receiving $31.6 million in net proceeds from the issuance of 321,000 common shares under the 2021 ATM Program.
During the six months ended June 30, 2022, we used capital for various activities, including:
•Acquiring four apartment communities in Minneapolis, Minnesota for $9.1 million in cash with the remainder of the purchase price in issuance of Units, assumption of mortgage debt, and the exchange of mortgages receivable which we financed;
•Repaying $25.9 million of mortgage principal;
•Repaying $3.0 million on the line of credit;
•Paying $3.2 million for the termination of interest rate swaps; and
•Funding capital improvements for apartment communities of approximately $13.9 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2021. There have been no material changes to our contractual obligations and other commitments since that report was filed.

Inflation and Supply Chain
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
We also continue to monitor pressures surrounding supply chain challenges. Supply chain and inflationary pressures are likely to result in increasing operating expenses, specifically, increases in energy costs, salary related costs, and construction materials for repairs and maintenance or value add projects. A worsening of the current environment could contribute to delays in obtaining construction materials and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
Access to the financial markets remains strong; however, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt in the future. Additionally, rising interest rates could negatively impact our borrowing costs for any variable rate borrowings or refinancing activity.
Off-Balance Sheet Arrangements
As of June 30, 2022, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the our critical accounting policies during the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Centerspace’s exposure to market risk is primarily related to fluctuations in the general level of interest rates on the current and future fixed and variable rate debt obligations. The Company used interest rate swaps to offset the impact of interest rate fluctuations on variable-rate debt. During the six months ended June 30, 2022, Centerspace terminated its remaining interest rate swaps, which consisted of a swap with a notional amount of $75.0 million and a forward swap with a notional amount of $70.0 million. The Company does not enter into derivative instruments for trading or speculative purposes.
See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity. As of June 30, 2022, the Company has increased its exposure to market risk by terminating interest rate swaps which synthetically fixed the variable rate on the line of credit.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available to our residents and prospective residents who wish to rent in our communities. Although we expect to be able to increase rent to combat inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents, which could adversely affect our results of operations.
Other than as described above, there have been no material changes to the Risk Factors previously disclosed in Item 1A in Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On April 30, 2022, the Company issued 615 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share and Unit(1)	Plans or Programs	Programs
April 1 - 30, 2022	2,899	93.67	—	—
May 1 - 31, 2022	353	85.85	—	—
June 1 - 30, 2022	300	83.45	—	50,000,000
Total	3,552	92.03	—
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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: August 1, 2022