Form 10-Q
period 2022-09-30
CENTERSPACE
filed 2022-10-31
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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
    The number of common shares of beneficial interest outstanding as of October 24, 2022, was 15,068,988.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)	(Audited)
Real estate investments
Property owned	$2,513,470	$2,271,170
Less accumulated depreciation	(511,000)	(443,592)
	2,002,470	1,827,578
Mortgage loans receivable at fair value	—	43,276
Total real estate investments	2,002,470	1,870,854
Cash and cash equivalents	14,957	31,267
Restricted cash	1,417	7,358
Other assets	19,742	30,582
TOTAL ASSETS	$2,038,586	$1,940,061
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$58,322	$62,403
Revolving lines of credit	171,500	76,000
Notes payable, net of unamortized loan costs of $612 and $656, respectively	299,388	299,344
Mortgages payable, net of unamortized loan costs of $3,624 and $3,187, respectively	496,530	480,703
TOTAL LIABILITIES	$1,025,740	$918,450
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at September 30, 2022 and December 31, 2021, aggregate liquidation preference of $16,560)	$16,560	$25,331
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at September 30, 2022 and December 31, 2021, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,376 shares issued and outstanding at September 30, 2022 and 15,016 shares issued and outstanding at December 31, 2021)	1,209,732	1,157,255
Accumulated distributions in excess of net income	(524,905)	(474,318)
Accumulated other comprehensive income (loss)	(2,158)	(4,435)
Total shareholders’ equity	$776,199	$772,032
Noncontrolling interests – Operating Partnership and Series E preferred units	219,466	223,600
Noncontrolling interests – consolidated real estate entities	621	648
TOTAL EQUITY	$996,286	$996,280
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$2,038,586	$1,940,061
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$65,438	$50,413	$188,868	$143,717
EXPENSES
Property operating expenses, excluding real estate taxes	20,290	14,434	58,315	40,901
Real estate taxes	7,039	5,916	21,103	17,450
Property management expense	2,563	2,203	7,537	6,055
Casualty (gain) loss	276	(10)	1,256	64
Depreciation and amortization	23,720	22,447	79,489	61,747
General and administrative expenses	4,519	4,279	14,240	11,982
TOTAL EXPENSES	$58,407	$49,269	$181,940	$138,199
Gain (loss) on sale of real estate and other investments	—	—	27	26,840
Operating income (loss)	7,031	1,144	6,955	32,358
Interest expense	(7,871)	(7,302)	(23,147)	(21,622)
Interest and other income (loss)	70	(5,082)	1,116	(4,032)
NET INCOME (LOSS)	$(770)	$(11,240)	$(15,076)	$6,704
Dividends to Series D preferred unitholders	(160)	(160)	(480)	(480)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	439	1,930	3,546	1,013
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(32)	(22)	(93)	(58)
Net income (loss) attributable to controlling interests	(523)	(9,492)	(12,103)	7,179
Dividends to preferred shareholders	(1,607)	(1,607)	(4,821)	(4,821)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,130)	$(11,099)	$(16,924)	$2,358

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.14)	$(0.79)	$(1.11)	$0.17

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.14)	$(0.79)	$(1.11)	$0.12
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(770)	$(11,240)	$(15,076)	$6,704
Other comprehensive income (loss):
Unrealized gain (loss) from derivative instrument	—	(70)	1,581	1,555
(Gain) loss on derivative instrument reclassified into earnings	204	6,350	696	8,566
Total comprehensive income (loss)	$(566)	$(4,960)	$(12,799)	$16,825
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	473	3,055	3,937	2,389
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(32)	(22)	(93)	(58)
Comprehensive income (loss) attributable to controlling interests	$(125)	$(1,927)	$(8,955)	$19,156

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Nine Months Ended September 30, 2021	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				7,179		(955)	6,224
Change in fair value of derivatives					10,121		10,121
Distributions - common shares and units ($2.12 per share and unit)				(29,368)		(1,891)	(31,259)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,821)			(4,821)
Distributions - Series E preferred units ($0.322917 per unit)						(585)	(585)
Share-based compensation, net of forfeitures		28	2,088				2,088
Sale of common shares, net		1,095	85,864				85,864
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of units for common shares		131	(2,815)			2,815	—
Change in redemption value of Series D preferred units			(5,025)				(5,025)
Other		—	(1,150)			(113)	(1,263)
Balance at September 30, 2021	$93,530	14,281	$1,092,130	$(454,691)	$(5,784)	$226,495	$951,680

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net income (loss) attributable to controlling interests and noncontrolling interests				(12,103)		(3,453)	(15,556)
Change in fair value of derivatives					2,277		2,277
Distributions - common shares and units ($2.19 per share and unit)				(33,663)		(2,169)	(35,832)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,821)			(4,821)
Distributions - Series E preferred units ($2.90625 per unit)						(5,272)	(5,272)
Share-based compensation, net of forfeitures		25	1,908				1,908
Sale of common shares, net		321	31,499				31,499
Issuance of units			13,023			9,859	22,882
Redemption of units for common shares		19	(831)			831	—
Redemption of units for cash						(3,837)	(3,837)
Shares repurchased	—	(5)	(359)	—			(359)
Change in redemption value of Series D preferred units			8,771				8,771
Shares withheld for taxes			(1,280)				(1,280)
Other		—	(254)			(120)	(374)
Balance at September 30, 2022	$93,530	15,376	$1,209,732	$(524,905)	$(2,158)	$220,087	$996,286

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended September 30, 2021	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at June 30, 2021	$93,530	14,045	$1,033,940	$(433,310)	$(12,064)	$53,790	$735,886
Net income (loss) attributable to controlling interests and noncontrolling interests				(9,492)		(1,908)	(11,400)
Change in fair value of derivatives					6,280		6,280
Distributions - common shares and units ($0.72 per share and unit)				(10,282)		(609)	(10,891)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.322917 per unit)						(585)	(585)
Share-based compensation, net of forfeitures		1	600				600
Sale of common shares, net		199	19,508				19,508
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of units for common shares		36	(3,233)			3,233	—
Change in redemption value of Series D preferred units			(3,563)				(3,563)
Other		—	(27)			(34)	(61)
Balance at September 30, 2021	$93,530	14,281	$1,092,130	$(454,691)	$(5,784)	$226,495	$951,680

Three Months Ended September 30, 2022
Balance at June 30, 2022	$93,530	15,373	$1,207,849	$(511,552)	$(2,362)	$223,153	$1,010,618
Net income (loss) attributable to controlling interests and noncontrolling interests				(523)		(407)	(930)
Change in fair value of derivatives					204		204
Distributions - common shares and units ($0.73 per share and unit)				(11,223)		(715)	(11,938)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,757)	(1,757)
Share-based compensation, net of forfeitures		—	709				709
Redemption of units for common shares		8	(456)			456	—
Redemption of units for cash						(607)	(607)
Shares repurchased	—	(5)	(359)	—			(359)
Change in redemption value of Series D preferred units			2,067				2,067
Other		—	(78)			(36)	(114)
Balance at September 30, 2022	$93,530	15,376	$1,209,732	$(524,905)	$(2,158)	$220,087	$996,286
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,076)	$6,704
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	80,104	62,527
(Gain) loss on sale of real estate and other investments	—	(26,840)
Share-based compensation expense	1,908	2,088
(Gain) loss on interest rate swap termination, amortization, and mark-to-market	(221)	5,343
Other, net	660	3,275
Changes in other assets and liabilities:
Other assets	4,158	(4,550)
Accounts payable and accrued expenses	(2,560)	7,808
Net cash provided by (used by) operating activities	$68,973	$56,355
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of mortgage loans and notes receivable	353	139
Increase in mortgages and notes receivable	—	(17,498)
Proceeds from sale of real estate and other investments	—	59,233
Payments for acquisitions of real estate investments	(104,666)	(209,669)
Payments for improvements of real estate investments	(33,625)	(20,655)
Other investing activities	798	(441)
Net cash provided by (used by) investing activities	$(137,140)	$(188,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from mortgages payable	—	196,725
Principal payments on mortgages payable	(27,426)	(27,650)
Proceeds from revolving lines of credit	150,000	173,733
Principal payments on revolving lines of credit	(54,500)	(269,604)
Net proceeds from notes payable	—	174,544
Principal payments on notes payable	—	(145,000)
Payment for termination of interest rate swap	(3,209)	(3,804)
Net proceeds from issuance of common shares	31,499	85,864
Repurchase of common shares	(359)	—
Redemption of partnership units	(3,837)	—
Distributions paid to common shareholders	(33,252)	(28,205)
Distributions paid to preferred shareholders	(4,821)	(4,821)
Distributions paid to preferred unitholders	(480)	(480)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(7,325)	(2,550)
Other financing activities	(374)	(334)
Net cash provided by (used by) financing activities	$45,916	$148,418
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(22,251)	15,882
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	38,625	7,310
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$16,374	$23,192

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,458	$1,239
Operating partnership units converted to shares	(831)	(2,815)
Distributions declared but not paid to common shareholders	11,938	10,891
Retirement of shares withheld for taxes	1,280	929
Real estate assets acquired through assumption of debt	41,623	20,000
Fair value adjustment to debt	1,224	2,367
Note receivable exchanged through real estate acquisition	43,276	—
Real estate assets acquired through issuance of operating partnership units	22,882	—
Real estate assets acquired through issuance of Series E preferred units	—	217,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21,856	$20,050
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
Balance sheet description	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$14,957	$31,267	$20,816
Restricted cash	1,417	7,358	2,376
Total cash, cash equivalents and restricted cash	$16,374	$38,625	$23,192
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2022
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of September 30, 2022, Centerspace owned interests in 84 apartment communities consisting of 15,064 apartment homes.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
As of September 30, 2022 and December 31, 2021, restricted cash consisted primarily of deposits for real estate acquisitions and escrows held by lenders for real estate taxes, insurance, and capital additions.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. Rental income represents approximately 97.8% of total revenues and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. Other property revenues represent the remaining 2.2% of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.

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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of September 30, 2022, was as follows:

(in thousands)
2022 (remainder)	$566
2023	2,630
2024	2,566
2025	2,511
2026	1,905
Thereafter	1,505
Total scheduled lease income - commercial operating leases	$11,683
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
The following table presents the disaggregation of revenue streams for the three and nine months ended September 30, 2022 and 2021:

		(in thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Applicable Standard	2022	2021	2022	2021
Fixed lease income - operating leases	Leases	$60,851	$47,292	$176,911	$134,817
Variable lease income - operating leases	Leases	2,905	2,171	7,728	6,243
Other property revenue	Revenue from contracts with customers	1,682	950	4,229	2,657
Total revenue		$65,438	$50,413	$188,868	$143,717
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the nine months ended September 30, 2022 and 2021, we recognized $27,000 and $26.8 million, respectively, as a gain on the sale of real estate and other assets.

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
During the three and nine months ended September 30, 2022 and 2021, the Company recorded no impairment charges.

MORTGAGE LOANS RECEIVABLE AND NOTES RECEIVABLE
The Company has a tax increment financing note receivable (“TIF”) with a principal balance of $6.1 million and $6.4 million at September 30, 2022 and December 31, 2021, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets. The note bears an interest rate of 4.5% with payments due in February and August of each year.
Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. The construction and mezzanine loans bore and accrued interest at 4.5% and 11.5%, respectively. The Company exercised its option to purchase the apartment community in exchange for the loans and cash, during the nine months ended September 30, 2022. As of September 30, 2022, the loans had no remaining balance. As of December 31, 2021, the Company had fully funded the $29.9 million construction loan and $13.4 million of the mezzanine loan, both of which appear within mortgage loans receivable in the Condensed Consolidated Balance Sheets.
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
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under the 2015 Incentive Plan, Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on the earnings per share upon exercise of the RSUs or ISOs or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
For the three months ended September 30, 2022, operating partnership units of 984,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.2 million, time-based RSUs of 7,000, weighted average stock options of 23,000, and performance-based RSUs of 30,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended September 30, 2021, operating partnership units of 865,000, Series D preferred units of 228,000, as converted, Series E preferred units of 705,000, time-based RSUs of 13,000, weighted average stock options of 46,000, and performance-based RSUs of 32,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the nine months ended September 30, 2022, operating partnership units of 980,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.2 million, time-based RSUs of 10,000, weighted average stock options of 38,000, and performance-based RSUs of 33,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the nine months ended September 30, 2021, performance-based RSUs of 32,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022 and 2021.

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR
Net income (loss) attributable to controlling interests	$(523)	$(9,492)	$(12,103)	$7,179
Dividends to preferred shareholders	(1,607)	(1,607)	(4,821)	(4,821)
Numerator for basic earnings (loss) per share – net income available to common shareholders	(2,130)	(11,099)	(16,924)	2,358
Noncontrolling interests – Operating Partnership and Series E preferred units	(439)	(1,930)	(3,546)	(1,013)
Dividends to preferred unitholders	160	160	480	480
Numerator for diluted earnings (loss) per share	$(2,409)	$(12,869)	$(19,990)	$1,825
DENOMINATOR
Denominator for basic earnings per share weighted average shares	15,373	14,065	15,280	13,501
Effect of redeemable operating partnership units	—	—	—	917
Effect of Series D preferred units	—	—	—	228
Effect of Series E preferred units	—	—	—	239
Effect of dilutive restricted stock units and stock options	—	—	—	32
Denominator for diluted earnings per share	15,373	14,065	15,280	14,917

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.14)	$(0.79)	$(1.11)	$0.17

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.14)	$(0.79)	$(1.11)	$0.12

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 980,000 and 832,000 outstanding Units at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and nine months ended September 30, 2022 and 2021 as detailed in the table below.

	(in thousands)
Three Months Ended September 30,	Number of Units	Net Book Basis
2022	8	$456
2021	36	$(3,233)

Nine Months Ended September 30,
2022	19	$831
2021	131	$(2,815)
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the three and nine months ended September 30, 2022 and 2021 as detailed in the table below.

	(in thousands, except per Unit data)
Three Months Ended September 30,	Number of Units	Aggregate Cost	Average Price Per Unit
2022	7	$607	$81.18
2021	—	$—	$—

Nine Months Ended September 30,
2022	42	$3,837	$90.93
2021	—	$—	$—
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
Common Shares and Equity Awards. Common shares outstanding on September 30, 2022 and December 31, 2021, totaled 15.4 million and 15.0 million, respectively. There were 199 and 24,496 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and nine months ended September 30, 2022, respectively, with a total grant-date fair value of $18,000 and $637,000, respectively. There were 578 and 26,764 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and nine months ended September 30, 2021, respectively, with a total grant-date fair value of $32,000 and $946,000, respectively. These shares vested based on performance and service criteria.
Equity Distribution Agreement. Centerspace had an equity distribution agreement in connection with an at-the-market offering (“2019 ATM Program”) through which it could offer and sell common shares having an aggregate sales price of up to $150.0 million. In September 2021, the Company replaced the 2019 ATM Program with a new at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and nine months ended September 30, 2022 and 2021 under both the 2019 and 2021 ATM Programs. As of September 30, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2022	—	$—	$—
2021	199	$19,632	$98.58

Nine Months Ended September 30,
2022	321	$31,732	$98.89
2021	1,095	$86,127	$78.63
(1)Total consideration is net of $338 in commissions and issuance costs during the nine months ended September 30, 2022 and $299 and $1.0 million for the three and nine months ended September 30, 2021, respectively.
Share Repurchase Program. On June 13, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company's outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had $49.6 million remaining authorized for purchase under this program. Refer to Note 12 for repurchases made subsequent to September 30, 2022.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Net Price Per Share(1)
Three and Nine Months Ended September 30, 2022	5	$359	$65.97
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at September 30, 2022 and December 31, 2021. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at September 30, 2022 and December 31, 2021. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
The following is a summary of our secured and unsecured debt at September 30, 2022 and December 31, 2021.

	(in thousands)
	September 30, 2022		December 31, 2021
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at September 30, 2022
Lines of credit (1)	$171,500	3.28%	$76,000	2.74%	3.00
Unsecured senior notes (2)(5)	300,000	3.12%	300,000	3.12%	7.88
Unsecured debt	471,500		376,000		6.11
Mortgages payable - Fannie Mae credit facility (5)	198,850	2.78%	198,850	2.78%	8.82
Mortgages payable - other (3)(5)	300,956	3.85%	284,934	3.81%	5.03
Total debt (4)	$971,306	3.45%	$859,784	3.26%	6.33
(1)The interest rate swap was terminated in February 2022. Refer to Note 6 - Derivative Instruments for additional information. Interest rates on lines of credit are variable.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 15 at September 30, 2022 and 14 at December 31, 2021.
(4)Excludes deferred financing costs and premiums or discounts.
(5)Interest rate is fixed.
As of September 30, 2022, 53 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of September 30, 2022, the additional borrowing availability was $78.5 million beyond the $171.5 million drawn. This unsecured credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and to provide for an accordion option to increase borrowing capacity up to $400.0 million.
The interest rates on the line of credit is based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of September 30, 2022.
In January 2021, Centerspace amended and expanded its private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. In September 2021, the Company entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of September 30, 2022. The following table shows the notes issued under both private shelf agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%

In September 2021, Centerspace entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the acquisition of 16 apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of September 30, 2022 and December 31, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of September 30, 2022, Centerspace owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of September 30, 2022, the Company believes that there were no material defaults or instances of noncompliance in regards to any of these mortgages payable.
Centerspace also has a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
The aggregate amount of required future principal payments as of September 30, 2022, was as follows:

(in thousands)
2022 (remainder)	$1,413
2023	45,988
2024	5,012
2025	205,350
2026	50,088
Thereafter	663,455
Total payments	$971,306
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”). Amounts recorded in accumulated other comprehensive income will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $724,000 will be reclassified as an increase to interest expense.
In February 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of September 30, 2022 the Company had no remaining interest rate swaps.
Derivatives not designated as hedges were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships were recorded directly to earnings within other income (loss) in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2022 and 2021, the Company recorded a gain of $582,000 and $60,000, respectively, related to the interest rate swap not designated in a hedging relationship, prior to its termination.
During the three months ended September 30, 2021, the Company paid $3.8 million to terminate its $50.0 million interest rate swap and its $70.0 million interest rate swap. The Company accelerated the reclassification of a $5.4 million loss from OCI into other income (loss) in the Condensed Consolidated Statement of Operations as a result of the hedged transactions becoming probable not to occur.
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
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021.

		(in thousands)
		September 30, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$4,610
Total derivative instruments not designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$1,097
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of September 30, 2022 and 2021.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income
Three months ended September 30,	2022	2021		2022	2021
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$(70)	Interest expense	$(204)	$(940)

Nine months ended September 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$1,581	$1,555	Interest expense	$(696)	$(3,156)
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
Fair Value Measurements on a Recurring Basis

	(in thousands)
	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets
Notes receivable	$5,865	—	—	$5,865

December 31, 2021
Assets
Mortgages and notes receivable	$49,484	—	—	$49,484
Liabilities
Derivative instruments - interest rate swaps	$5,707	$—	—	$5,707
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

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Nine months ended September 30, 2022
Notes receivable	$5,865	$11	$600	$611
Nine months ended September 30, 2021
Mortgage loans and notes receivable	$48,364	$11	$1,759	$1,770
As of September 30, 2022 and December 31, 2021, Centerspace had investments totaling $1.4 million and $903,000, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of September 30, 2022, the Company had total unfunded commitments of $1.6 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021, respectively, are as follows:

	(in thousands)
	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	$14,957	$14,957	$31,267	$31,267
Restricted cash	$1,417	$1,417	$7,358	$7,358
FINANCIAL LIABILITIES
Revolving lines of credit(1)	$171,500	$171,500	$76,000	$76,000
Unsecured senior notes	$300,000	$236,540	$300,000	$308,302
Mortgages payable - Fannie Mae	$198,850	$161,006	$198,850	$198,850
Mortgages payable - other	$300,956	$275,060	$284,934	$284,546
(1)Excluding the effect of interest rate swap agreements. Refer to Note 6 for discussion on the fair value of the interest rate swap agreements.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired a new apartment community for $95.0 million during the three months ended September 30, 2022 compared to acquisitions of $359.9 million during the three months ended September 30, 2021. The acquisitions during the nine months ended September 30, 2022 and 2021 are detailed below.

Nine Months Ended September 30, 2022

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(2)	Other(3)	Land	Building	Intangible Assets	Other(4)
191 homes - Martin Blu - Minneapolis, MN	January 4, 2022	$49,825	$3,031	$18,885	$27,909	$3,547	$45,212	$1,813	$(747)
31 homes - Elements - Minneapolis, MN	January 4, 2022	9,066	1,290	1,748	6,028	941	7,853	335	(63)
45 homes - Zest - Minneapolis, MN	January 4, 2022	11,364	1,429	2,249	7,686	936	10,261	574	(407)
130 homes - Noko Apartments - Minneapolis, MN	January 26, 2022	46,619	3,343	—	43,276	1,915	42,754	1,950	—
215 homes - Lyra Apartments - Centennial, CO	September 30, 2022	95,000	95,000	—	—	6,473	86,149	2,378	—
Total Acquisitions		$211,874	$104,093	$22,882	$84,899	$13,812	$192,229	$7,050	$(1,217)
(1)Excludes transaction costs.
(2)Fair value of operating partnership units issued on acquisition.
(3)Assumption of seller's debt upon closing for Martin Blu, Zest, and Elements. Mezzanine and construction loans, financed by Centerspace, exchanged as partial consideration for the acquisition of Noko Apartments.
(4)Debt discount on assumed mortgage.

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
DISPOSITIONS
During the nine months ended September 30, 2022, Centerspace did not dispose of any real estate. The dispositions during the nine months ended September 30, 2021 are detailed below.
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

NOTE 9 • SEGMENTS
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
The members of the executive management team are the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), a non-GAAP measure, which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three and nine months ended September 30, 2022 and 2021, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended September 30, 2022	Multifamily	All Other	Total
Revenue	$64,404	$1,034	$65,438
Property operating expenses, including real estate taxes	27,009	320	27,329
Net operating income	$37,395	$714	$38,109
Property management			(2,563)
Casualty gain (loss)			(276)
Depreciation and amortization			(23,720)
General and administrative expenses			(4,519)
Interest expense			(7,871)
Interest and other income			70
Net income (loss)			$(770)

	(in thousands)
Three Months Ended September 30, 2021	Multifamily	All Other	Total
Revenue	$49,088	$1,325	$50,413
Property operating expenses, including real estate taxes	20,066	284	20,350
Net operating income	$29,022	$1,041	$30,063
Property management			(2,203)
Casualty gain (loss)			10
Depreciation and amortization			(22,447)
General and administrative expenses			(4,279)
Interest expense			(7,302)
Interest and other income			(5,082)
Net income (loss)			$(11,240)

	(in thousands)
Nine Months Ended September 30, 2022	Multifamily	All Other	Total
Revenue	$186,002	$2,866	$188,868
Property operating expenses, including real estate taxes	78,539	879	79,418
Net operating income	$107,463	$1,987	$109,450
Property management expenses			(7,537)
Casualty gain (loss)			(1,256)
Depreciation and amortization			(79,489)
General and administrative expenses			(14,240)
Gain (loss) on sale of real estate and other investments			27
Interest expense			(23,147)
Interest and other income			1,116
Net income (loss)			$(15,076)

	(in thousands)
Nine Months Ended September 30, 2021	Multifamily	All Other	Total
Revenue	$138,287	$5,430	$143,717
Property operating expenses, including real estate taxes	55,907	2,444	58,351
Net operating income	$82,380	$2,986	$85,366
Property management expenses			(6,055)
Casualty gain (loss)			(64)
Depreciation and amortization			(61,747)
General and administrative expenses			(11,982)
Gain (loss) on sale of real estate and other investments			26,840
Interest expense			(21,622)
Interest and other income			(4,032)
Net income (loss)			$6,704
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of September 30, 2022, and December 31, 2021, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of September 30, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,486,836	$26,634	$2,513,470
Less accumulated depreciation	(503,038)	(7,962)	(511,000)
Total property owned	$1,983,798	$18,672	$2,002,470
Cash and cash equivalents			14,957
Restricted cash			1,417
Other assets			19,742
Total Assets			$2,038,586

	(in thousands)
As of December 31, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$2,244,250	$26,920	$2,271,170
Less accumulated depreciation	(436,004)	(7,588)	(443,592)
Total property owned	$1,808,246	$19,332	$1,827,578
Mortgage loans receivable			43,276
Cash and cash equivalents			31,267
Restricted cash			7,358
Other assets			30,582
Total Assets			$1,940,061

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
Restrictions on Taxable Dispositions.  Thirty-eight properties, consisting of 6,969 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with certain of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. Centerspace has unfunded commitments of $1.6 million in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”) which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
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
Awards granted to employees on February 1, 2022, consist of an aggregate of 1,295 time-based RSU awards which vest as to one-third of the RSUs on each of February 1, 2023, February 1, 2024, and February 1, 2025.
Awards granted to trustees on May 17, 2022 consist of 6,563 time-based RSUs, which vest on May 17, 2023. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the consolidated financial statements for all outstanding share-based awards was $709,000 and $600,000 for the three months ended September 30, 2022 and 2021, respectively and $1.9 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 12 • SUBSEQUENT EVENTS
Through October 31, 2022, Centerspace repurchased 426,773 common shares for total consideration of $28.7 million and an average of $67.25 per share.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this report on Form 10-Q for the quarter ended September 30, 2022 (the “Report”), the audited financial statements for the year ended December 31, 2021, which are included in Form 10-K filed with the SEC on February 28, 2022, and the risk factors in Item 1A, “Risk Factors,” of Form 10-K for the year ended December 31, 2021.
This discussion and analysis, and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial condition, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from actual results and performance.
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
•timely access to material and labor required to renovate and maintain apartment communities;
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
Executive Summary
We are a real estate investment trust, or REIT that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of residents. As of September 30, 2022, we owned interests in 84 apartment communities consisting of 15,064 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.5 billion at September 30, 2022, compared to $2.3 billion at December 31, 2021.
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
COVID-19
While the COVID-19 pandemic has affected our business since March 2020, the extent of the impact has generally decreased. We continue to monitor the status of COVID-19 and actively manage our response in collaboration with residents, commercial tenants, government officials, and business partners and assessing potential impacts to financial position and operating results, as well as potential adverse impacts on our business. Despite our efforts to manage our response to the effects of the COVID-19 pandemic, the ultimate impact of the COVID-19 pandemic on rental revenue for 2022 and in future years cannot be determined at present. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of our business enterprise for the duration of the COVID-19 pandemic.

Overview of the Three Months Ended September 30, 2022
•On September 30, 2022, we acquired Lyra Apartments, located in Centennial, Colorado, for $95.0 million.
•For the three months ended September 30, 2022, revenue increased by $15.0 million or 29.8% to $65.4 million, compared to $50.4 million for the three months ended September 30, 2021, due to an 11.1% increase from same-store communities and the addition of 24 non-same-store communities.
•Total expenses increased by $9.1 million to $58.4 million for the three months ended September 30, 2022, compared to $49.3 million for the three months ended September 30, 2021 due to increased property operating expenses, real estate taxes, depreciation and amortization, and general and administrative expenses.
•Non-GAAP Funds from Operations (“FFO”) applicable to common shares and Units for the three months ended September 30, 2022 increased by $11.7 million to $21.0 million compared to $9.3 million for the three months ended September 30, 2021. See the description of FFO on page 27 and the reconciliation of net income available to common shareholders to FFO on page 28. This increase was primarily due to increased NOI from same-store and non-same-store communities and a $5.4 million loss related to the termination of interest rate swaps in the same period of the prior year that did not occur in the current year, offset by increased interest, property management, and general and administrative expenses, and decreased interest income. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
Results of Operations
Reconciliation of Operating Income (Loss) to Net Operating Income
The following table provides a reconciliation of operating income to net operating income (“NOI”) (non-GAAP), which is defined below.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Operating income (loss)	$7,031	$1,144	$5,887	514.6%	$6,955	$32,358	$(25,403)	(78.5)%
Adjustments:
Property management expenses	2,563	2,203	360	16.3%	7,537	6,055	1,482	24.5%
Casualty (gain) loss	276	(10)	286	*	1,256	64	1,192	*
Depreciation and amortization	23,720	22,447	1,273	5.7%	79,489	61,747	17,742	28.7%
General and administrative expenses	4,519	4,279	240	5.6%	14,240	11,982	2,258	18.8%
Gain (loss) on sale of real estate and other investments	—	—	—	—	(27)	(26,840)	26,813	(99.9)%
Net operating income	$38,109	$30,063	$8,046	26.8%	$109,450	$85,366	$24,084	28.2%
* Not a meaningful percentage
Consolidated Results of Operations
The following consolidated results of operations cover the three and nine months ended September 30, 2022 and 2021.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue
Same-store	$50,253	$45,252	$5,001	11.1%	$146,010	$132,208	$13,802	10.4%
Non-same-store	14,151	3,836	10,315	268.9%	39,992	6,079	33,913	557.9%
Other	1,034	848	186	21.9%	2,866	2,180	686	31.5%
Dispositions	—	477	(477)	(100.0)%	—	3,250	(3,250)	(100.0)%
Total	65,438	50,413	15,025	29.8%	188,868	143,717	45,151	31.4%
Property operating expenses, including real estate taxes
Same-store	20,389	18,434	1,955	10.6%	59,305	53,574	5,731	10.7%
Non-same-store	6,620	1,632	4,988	305.6%	19,234	2,333	16,901	724.4%
Other	317	287	30	10.5%	876	808	68	8.4%
Dispositions	3	(3)	6	*	3	1,636	(1,633)	(99.8)%
Total	27,329	20,350	6,979	34.3%	79,418	58,351	21,067	36.1%
Net operating income
Same-store	29,864	26,818	3,046	11.4%	86,705	78,634	8,071	10.3%
Non-same-store	7,531	2,204	5,327	241.7%	20,758	3,746	17,012	454.1%
Other	717	561	156	27.8%	1,990	1,372	618	45.0%
Dispositions	(3)	480	(483)	(100.6)%	(3)	1,614	(1,617)	(100.2)%
Total	$38,109	$30,063	$8,046	26.8%	$109,450	$85,366	$24,084	28.2%
Property management expenses	(2,563)	(2,203)	360	16.3%	(7,537)	(6,055)	1,482	24.5%
Casualty gain (loss)	(276)	10	286	*	(1,256)	(64)	1,192	*
Depreciation and amortization	(23,720)	(22,447)	1,273	5.7%	(79,489)	(61,747)	17,742	28.7%
General and administrative expenses	(4,519)	(4,279)	240	5.6%	(14,240)	(11,982)	2,258	18.8%
Gain (loss) on sale of real estate and other investments	—	—	—	—	27	26,840	(26,813)	(99.9)%
Interest expense	(7,871)	(7,302)	569	7.8%	(23,147)	(21,622)	1,525	7.1%
Interest and other income (loss)	70	(5,082)	5,152	(101.4)%	1,116	(4,032)	5,148	(127.7)%
NET INCOME (LOSS)	$(770)	$(11,240)	$10,470	(93.1)%	$(15,076)	$6,704	$(21,780)	(324.9)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—	(480)	(480)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	439	1,930	(1,491)	(77.3)%	3,546	1,013	2,533	250.0%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(32)	(22)	(10)	45.5%	(93)	(58)	(35)	60.3%
Net income (loss) attributable to controlling interests	(523)	(9,492)	8,969	(94.5)%	(12,103)	7,179	(19,282)	(268.6)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—	(4,821)	(4,821)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,130)	$(11,099)	$8,969	(80.8)%	$(16,924)	$2,358	$(19,282)	(817.7)%
* Not a meaningful percentage

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Occupancy(1)	2022	2021	2022	2021
Same-store	94.5%	94.3%	94.4%	94.6%
Non-same-store	94.6%	95.0%	94.7%	93.8%
Total	94.5%	94.4%	94.5%	94.6%
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

Number of Apartment Homes	September 30, 2022	September 30, 2021
Same-store	11,330	11,330
Non-same-store	3,734	2,946
Total	15,064	14,276
NOI is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
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
For the comparison of the nine months ended September 30, 2022 and 2021, 24 apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Revenue.  Revenue increased by 29.8% to $65.4 million for the three months ended September 30, 2022, compared to $50.4 million in the three months ended September 30, 2021. Revenue from non-same-store communities increased by $10.3 million and revenue from other properties increased by $186,000, offset by a decrease of $477,000 from dispositions. Revenue from same-store communities increased 11.1% or $5.0 million in the three months ended September 30, 2022, compared to the same period in the prior year. The increase was attributable to 10.8% growth in average monthly revenue per occupied home for the three months ended September 30, 2022 and an increase of 0.2% in occupancy as weighted average occupancy increased from 94.3% in the three months ended September 30, 2021 to 94.5% for the three months ended September 30, 2022.
Revenue increased by 31.4% to $188.9 million for the nine months ended September 30, 2022, compared to $143.7 million in the nine months ended September 30, 2021. Revenue from non-same-store communities increased by $33.9 million and revenue from other properties increased by $686,000, offset by a decrease of $3.3 million from dispositions. Revenue from same-store communities increased 10.4% or $13.8 million in the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was attributable to 10.7% growth in average monthly revenue per occupied home for the nine months ended September 30, 2022, offset by a decrease of 0.2% in occupancy as weighted average occupancy decreased from 94.6% in the nine months ended September 30, 2021 to 94.4% for the nine months ended September 30, 2022.
Property operating expenses, including real estate taxes.  Property operating expenses, including real estate taxes, increased by 34.3% to $27.3 million in the three months ended September 30, 2022, compared to $20.4 million in the same period of the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $5.0 million, whereas the same-store communities increased by 10.6% or $2.0 million in the three months ended September 30, 2022, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.8 million, primarily due to increased utilities, repairs and maintenance costs, and on-site compensation. Non-controllable expenses at same-store communities increased by $200,000, primarily due to insurance costs.
Property operating expenses, including real estate taxes, increased by 36.1% to $79.4 million in the nine months ended September 30, 2022, compared to $58.4 million in the same period of the prior year. An increase of $16.9 million at non-same-store communities was offset by a decrease of $1.6 million from dispositions. Property operating expenses, including real estate taxes, at same-store communities increased by 10.7% or $5.7 million in the nine months ended September 30, 2022, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $5.0 million, primarily due to increased utilities, repairs and maintenance costs, and on-site compensation. Non-controllable expenses at same-store communities increased by $694,000, primarily due to insurance costs.

Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 16.3% to $2.6 million in the three months ended September 30, 2022, compared to $2.2 million in the same period of the prior year. The increase is primarily due to $397,000 in compensation costs due to filling open positions, additional staffing, and higher pay rates , offset by a decrease related to technology initiatives.
Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 24.5% to $7.5 million in the nine months ended September 30, 2022, compared to $6.1 million in the same period of the prior year. The increase is primarily due to $1.1 million in compensation costs due to filling open positions, additional staffing, and higher pay rates and $176,000 related to technology initiatives.
Casualty gain (loss). Casualty gain (loss) increased to a loss of $276,000 in the three months ended September 30, 2022, compared to a gain of $10,000 in the same period of the prior year. The increase is due to favorable loss experience in the prior year.
Casualty gain (loss) increased to a loss of $1.3 million in the nine months ended September 30, 2022, compared to a loss of $64,000 in the same period of the prior year. The increase is due to favorable loss experience in the prior year.
Depreciation and amortization. Depreciation and amortization increased by 5.7% to $23.7 million in the three months ended September 30, 2022, compared to $22.4 million in the same period of the prior year, attributable to an increase of $1.7 million from non-same-store properties, offset by decreases from same-store and sold properties.
Depreciation and amortization increased by 28.7% to $79.5 million in the nine months ended September 30, 2022, compared to $61.7 million in the same period of the prior year, attributable to an increase of $20.4 million from non-same-store properties, offset by decreases from same-store and sold properties.
General and administrative expenses.  General and administrative expenses increased by 5.6% to $4.5 million in the three months ended September 30, 2022, compared to $4.3 million in the same period of the prior year, primarily attributable to increases in professional and consulting fees and salary related expense, offset by a decrease in technology initiatives.
General and administrative expenses increased by 18.8% to $14.2 million in the nine months ended September 30, 2022, compared to $12.0 million in the same period of the prior year, primarily attributable to $1.2 million from abandoned pursuit costs, $950,000 in compensation costs and $430,000 in professional and consulting fees, offset by decreases related to technology initiatives.
Gain (loss) on sale of real estate and other investments. Gain on sale of real estate and other investments decreased to $27,000 in the nine months ended September 30, 2022, compared to $26.8 million in the same period of the prior year, primarily due to the sale of apartment communities in the prior year that did not occur in the current year.
Interest expense.  Interest expense increased by 7.8% to $7.9 million in the three months ended September 30, 2022, compared to $7.3 million in the same period of the prior year, primarily due to the addition of new unsecured senior notes and the Fannie Mae credit facility.
Interest expense increased by 7.1% to $23.1 million in the nine months ended September 30, 2022, compared to $21.6 million in the same period of the prior year, primarily due to the addition of new unsecured senior notes and the Fannie Mae credit facility.
Interest and other income (loss). Interest and other income increased to income of $70,000 in the three months ended September 30, 2022, compared to a loss of $5.1 million in the same period of the prior year. The increase was primarily due to a $5.4 million loss related to the termination of interest rate swaps in the prior year.
Interest and other income increased to income of $1.1 million in the nine months ended September 30, 2022, compared to a loss of $4.0 million in the same period of the prior year. The increase was primarily due to a $5.4 million loss related to the termination of interest rate swaps that occurred in the prior year.
Net income (loss) available to common shareholders. Net loss available to common shareholders improved $9.0 million to a loss of $2.1 million for the three months ended September 30, 2022, compared to $11.1 million in the three months ended September 30, 2021.
Net income (loss) available to common shareholders decreased to a loss of $16.9 million for the nine months ended September 30, 2022, compared to net income of $2.4 million in the nine months ended September 30, 2021.

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
FFO applicable to common shares and Units for the three months ended September 30, 2022, increased to $21.0 million compared to $9.3 million for the comparable period of the prior year, an increase of 125.9%. This increase was primarily due to increased NOI from same-store and non-same-store communities and a $5.4 million loss related to the termination of interest rate swaps in the same period of the prior year that did not occur in the current year, offset by increased interest, property management, and general and administrative expenses, and decreased interest income.
FFO applicable to common shares and Units for the nine months ended September 30, 2022, increased to $58.7 million compared to $35.9 million for the comparable period of the prior year, an increase of 63.3%. This increase was primarily due to increased NOI from same-store and non-same-store communities and a $5.4 million loss related to the termination of interest rate swaps in the same period of the prior year that did not occur in the current year, offset by increased casualty loss, interest, property management, and general and administrative expenses, and decreased NOI from dispositions.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) available to common shareholders	$(2,130)	$(11,099)	$(16,924)	$2,358
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(439)	(1,930)	(3,546)	(1,013)
Depreciation and amortization	23,720	22,447	79,489	61,747
Less depreciation – non real estate	(94)	(80)	(296)	(265)
Less depreciation – partially owned entities	(18)	(24)	(46)	(72)
(Gain) loss on sale of real estate and other investments	—	—	(27)	(26,840)
FFO applicable to common shares and Units	$21,039	$9,314	$58,650	$35,915

Adjustments to Core FFO:
Non-cash casualty (gain) loss	46	—	234	—
Loss on extinguishment of debt	—	530	5	533
Technology implementation costs(1)	234	625	784	1,485
Commercial lease termination proceeds	—	(450)	—	(450)
Interest rate swap termination, amortization, and mark-to-market	204	5,353	(204)	5,353
Amortization of assumed debt	(116)	(27)	(347)	(27)
Pursuit costs	38	—	1,165	—
Other miscellaneous items	17	137	113	137
Core FFO applicable to common shares and units	$21,462	$15,482	$60,400	$42,946

FFO applicable to common shares and Units	$21,039	$9,314	$58,650	$35,915
Dividends to preferred unitholders	160	160	480	480
FFO applicable to common shares and Units - diluted	$21,199	$9,474	$59,130	$36,395

Core FFO applicable to common shares and units	$21,462	$15,482	$60,400	$42,946
Dividends to preferred unitholders	160	160	480	480
Core FFO applicable to common shares and Units - diluted	$21,622	$15,642	$60,880	$43,426

Per Share Data
Net income (loss) per common share - diluted	$(0.14)	$(0.79)	$(1.11)	$0.12
FFO per share and Unit - diluted	$1.13	$0.60	$3.16	$2.44
Core FFO per share and Unit - diluted	$1.15	$0.98	$3.25	$2.91

Weighted average shares - basic	15,373	14,065	15,280	13,501
Effect of redeemable operating partnership units	984	865	980	917
Effect of Series D preferred units	228	228	228	228
Effect of Series E preferred units	2,186	705	2,186	239
Effect of dilutive restricted stock units and stock options	30	59	48	32
Weighted average shares and Units - diluted	18,801	15,922	18,722	14,917
(1)Costs are related to a two-year implementation.
Acquisitions and Dispositions
On September 30, 2022, we acquired Lyra Apartments, located in Centennial, Colorado for an aggregate purchase price of $95.0 million. We had no dispositions during the nine months ended September 30, 2022.
Distributions Declared
Distributions of $0.73 and $2.19 per common share and Unit were declared during the three and nine months ended September 30, 2022, respectively. Distributions of $0.72 and $2.12 per common share and Unit were declared during the three and nine months ended September 30, 2021, respectively. Distributions of $0.4140625 and $1.2421875 per Series C preferred share were declared during the three and nine months ended September 30, 2022 and 2021, respectively. Distributions of $0.9655 and $2.8965 per Series D preferred unit were declared during the three and nine months ended September 30, 2022 and 2021, respectively. Distributions of $0.96875 and $2.90625 per Series E preferred unit were declared during the three and nine months ended September 30, 2022, respectively. Distributions of $0.322917 per Series E preferred unit were declared during the three and nine months ended September 30, 2021.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under the unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under the shelf registration statement, including offerings of common shares under the 2021 at-the-market offering (“2021 ATM Program”), and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to communities, distributions to the holders of preferred shares, common shares, Series D and Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, and acquisitions of additional communities.
Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands, factors that could impact our future liquidity include, but are not limited to, volatility in capital and credit markets, interest rate increases, the ability to access capital and credit markets, the effects of the COVID-19 pandemic, including its potential impact on our ability to access the capital and credit markets on reasonable terms (or at all), the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
As of September 30, 2022, we had total liquidity of approximately $99.5 million, which included $84.5 million available on the lines of credit and $15.0 million of cash and cash equivalents. As of December 31, 2021, we had total liquidity of approximately $211.3 million, which included $180.0 million on the lines of credit and $31.3 million of cash and cash equivalents.
Debt
On September 30, 2021, we amended and restated our unsecured credit facility. The amended agreement provides for a revolving line of credit for $250.0 million, an accordion option to increase borrowing capacity up to $400.0 million, and extended the maturity date to September 2025. As of September 30, 2022, the line of credit had total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of September 30, 2022, the additional borrowing availability was $78.5 million beyond the $171.5 million drawn. At December 31, 2021, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $76.0 million was drawn on the line.
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
In September 2021, we entered into a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”) for the financing of certain apartment communities. The FMCF is currently secured by mortgages on those apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of September 30, 2022 and December 31, 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $301.0 million and $284.9 million at September 30, 2022 and December 31, 2021, respectively. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of September 30, 2022, the weighted average interest rate on mortgage debt was 3.85%, compared to 3.81% as of December 31, 2021.
We also have a $6.0 million operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on November 29, 2022, with pricing based on a market spread plus the one-month LIBOR index rate.
Equity
We have an equity distribution agreement in connection with 2021 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program may be used for general corporate purposes, including the funding of acquisitions and the repayment of indebtedness. During the nine months ended September 30, 2022, we issued 321,000 common shares under the 2021 ATM program at an average price of $98.89 per share, net of commissions. Total consideration, net of commissions and issuance costs, was $31.7 million. As of September 30, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program. Further information can be found in Note 4 - Equity and Mezzanine Equity in the Condensed Consolidated notes.
On June 13, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company's outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had $49.6 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Net Price Per Share(1)
Three and Nine Months Ended September 30, 2022	5	$359	$65.97
(1)Amount includes commissions.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.

In addition to cash flow from operations, during the nine months ended September 30, 2022, we generated capital from various activities, including:
•Receiving $31.5 million in net proceeds from the issuance of 321,000 common shares under the 2021 ATM Program;
•Receiving $95.5 million in net proceeds from the line of credit.
During the nine months ended September 30, 2022, we used capital for various activities, including:
•Acquiring four apartment communities in Minneapolis, Minnesota for $9.1 million in cash with the remainder of the purchase price in issuance of Units, assumption of mortgage debt, and the exchange of mortgages receivable which we financed;
•Acquiring Lyra Apartments, a 215 home apartment community located in Centennial, Colorado for $95.0 million;
•Repaying $27.4 million of mortgage principal;
•Paying $3.2 million for the termination of interest rate swaps;
•Repurchased 42,000 operating partnership units for $3.8 million; and
•Funding capital improvements for apartment communities of approximately $33.6 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2021. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional details. There have been no material changes to our contractual obligations and other commitments since that report was filed.
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
We continue to have access to the financial markets; however, a prolonged disruption of the markets or a decline in credit and financing conditions could negatively affect our ability to access capital necessary to fund our operations or refinance maturing debt in the future. Additionally, rising interest rates could negatively impact our borrowing costs for any variable rate borrowings or refinancing activity.
Off-Balance Sheet Arrangements
As of September 30, 2022, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the our critical accounting policies during the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company’s future revenue, cash flows, and fair values of certain financial instruments are dependent upon prevailing market rates.
Centerspace’s exposure to market risk is primarily related to fluctuations in the general level of interest rates on the current and future fixed and variable rate debt obligations. The Company has used interest rate swaps to offset the impact of interest rate fluctuations on variable-rate debt; during the nine months ended September 30, 2022, Centerspace terminated its remaining interest rate swaps, which consisted of a swap with a notional amount of $75.0 million and a forward swap with a notional amount of $70.0 million. The Company does not enter into derivative instruments for trading or speculative purposes.
See our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity. As of September 30, 2022, the Company has increased its exposure to market risk by terminating interest rate swaps which synthetically fixed the variable rate on the line of credit.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On September 30, 2022, the Company issued 4,198 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs
July 1 - 31, 2022	7,474	$81.18	—	$50,000,000
August 1 - 31, 2022	—	—	—	50,000,000
September 1 - 30, 2022	5,445	65.97	5,445	49,640,902
Total	12,919	$74.77	5,445
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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: October 31, 2022