Form 10-K
period 2022-12-31
CENTERSPACE
filed 2023-02-21
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes   ☑   No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2022 was 1,244,106,497 based on the last reported sale price on the New York Stock Exchange on June 30, 2022. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 14, 2023, was 15,026,314.
References in this Report to the “Company,” “Centerspace,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of Centerspace's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

CENTERSPACE

Special Note Regarding Forward-Looking Statements
Certain statements included in this Report and the documents incorporated into this document by reference are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements about our plans and objectives, including our future financial condition, anticipated capital expenditures, anticipated distributions, and our belief that we have the liquidity and capital resources necessary to meet our known obligations and to make additional real estate acquisitions and capital improvements when appropriate to enhance long-term growth. Forward-looking statements are typically identified by the use of terms such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial conditions, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from our actual results and performance.
The following factors, among others, including without limitation the risk factors set forth in Item 1A, Risk Factors, could cause our future results to differ materially from those expressed in the forward-looking statements:
•deteriorating economic conditions and rising unemployment rates, energy costs, and inflation, in the markets where we own apartment communities or in which we may invest in the future;
•rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, including rent control laws, or other factors;
•timely access to materials required to renovate and maintain apartment communities;
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
•uninsured losses due to insurance deductibles, uninsured claims or casualties or losses in excess of applicable coverage;

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
PART I
Item 1. Business
OVERVIEW
Centerspace (“we,” “us,” “our,” “Centerspace,” or the “Company”), formerly known as Investors Real Estate Trust, is a real estate investment trust (“REIT”) organized under the laws of North Dakota, that is focused on the ownership, management, acquisition, development, and redevelopment of apartment communities. Our current emphasis is on making operational enhancements that will improve our residents’ experience, redeveloping some of our existing apartment communities to meet current market demands, and acquiring new apartment communities in large, attractive markets, including the Minneapolis/St. Paul and Denver metropolitan areas.
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2022, we owned interests in 84 apartment communities, containing 15,065 homes and having a total real estate investment amount, net of accumulated depreciation, of $2.0 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
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
STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), and we conduct our daily business operations primarily through our operating partnership, Centerspace, LP, formerly known as IRET Properties (the “Operating Partnership”). The sole general partner of Centerspace, LP is Centerspace, Inc., formerly known as IRET, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to Centerspace, LP, through Centerspace, Inc., in exchange for the sole general partnership interest in Centerspace, LP. Centerspace, LP holds substantially all of the assets of the Company. Centerspace, LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of limited partnership units (“Units”), which is one of the reasons the Company is structured in this manner. As of December 31, 2022, Centerspace, Inc. owned an 82.9% interest in Centerspace, LP. The remaining interest in Centerspace, LP is held by individual limited partners.
BUSINESS STRATEGIES
Our business is focused on our mission - to provide a great home - for our residents, our team members and our investors. We fulfill this mission by providing renters well-located options in various price ranges. While fulfilling our mission, we seek consistent earnings growth through exceptional operations, disciplined capital allocation, and market knowledge and efficiencies. Our operations and investment strategies are the foundation for fulfilling our mission and furthering our vision of being a premier provider of apartment homes in vibrant communities by focusing on integrity and serving others.
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
•Leveraging technology and systems; and
•Demonstrating an organizational commitment to Environmental, Social, and Governance (“ESG”) initiatives.
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
At-the-Market Offering Program
We have an equity distribution agreement in connection with a new at-the-market offering program (the “2021 ATM Program”). Under the 2021 ATM Program, we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of future acquisitions, construction and mezzanine loans, community renovations, and the servicing of indebtedness. During the year ended December 31, 2022, we issued 321,000 common shares under the 2021 ATM Program at an average price of $98.89 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $31.4 million. As of December 31, 2022, we had common shares having an aggregate offering price of up to $126.6 million remaining available under the 2021 ATM Program.
Issuance of Senior Securities
On October 2, 2017, we issued 4.1 million shares of 6.625% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C preferred shares”). As of December 31, 2022, 3.9 million shares remained outstanding. Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have a dividend and liquidation preference over our common shares. The Series C preferred shares are redeemable, at our option.

Bank Financing and Other Debt
As of December 31, 2022, we owned 53 apartment communities that were not encumbered by mortgages and which were available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of December 31, 2022, the additional borrowing availability was $136.5 million beyond the $113.5 million drawn, priced at an interest rate of 4.12%. This credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and provide for an accordion option to increase borrowing capacity up to $400.0 million.
We also have a $6.0 million operating line of credit with Wells Fargo Bank, N.A., which is designed to enhance treasury management activities and more effectively manage cash balances.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for the issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. We also issued $50.0 million of unsecured senior notes in connection with the amendment. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available as of December 31, 2022. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, we entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association serving as administrative agent. The interest rate on the Term Loan is based on SOFR, plus a margin that ranges from 120 to 175 basis points based on our consolidated leverage ratio. The Term Loan has a 364-day term but may be extended, at our option and subject to certain conditions, for one additional 364-day term.
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 16 apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, at a blended weighted average, fixed interest rate of 2.78%. As of December 31, 2022, the FMCF had a balance of $198.9 million.
As of December 31, 2022, we owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgages payable were non-recourse to us other than for standard carve-out obligations.
As of December 31, 2022, our ratio of total indebtedness to total gross real estate investments was 39.9%.
Issuance of Securities in Exchange for Property
Our organizational structure allows us to issue shares and Units of Centerspace, LP in exchange for real estate. The Units generally are redeemable, at our option, for cash or common shares on a one-for-one basis. Generally, Units receive the same per unit cash distributions as the per share dividends paid on common shares.
Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership units of Centerspace, LP in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees.
In January 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities located in Minneapolis, Minnesota.
On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $175.8 million. The holders of Series E preferred units do not have voting rights.
Distributions to Shareholders
The Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and a separate requirement to distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the years ended December 31, 2022 and 2021 totaled approximately 68% and 80%, respectively, on a per share and unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”
HUMAN CAPITAL
We strive to be a great place to work and offer an exceptional experience through competitive pay, benefits, and training programs to our employees, who we refer to as team members. Our objective is to attract, develop, retain, and reward individuals with the talent and skills to help support our business objectives and make our communities home for our residents. Our total rewards program includes competitive compensation, paid leave, paid holidays, volunteer time, health and dental benefits, discounted rental rates on our apartments, employee assistance program, life insurance, 401(k) plan, and more. As of December 31, 2022, we had 471 employees (421 full-time and 50 part-time) across multiple states.
Compensation and benefits. Our total rewards program includes competitive compensation, a robust benefits program including; paid leave, paid holidays, volunteer time, health and dental benefits, discounted rental rates on our apartments, employee assistance program, life insurance, 401(k) plan, tuition reimbursement and more. We take great pride in our pay for performance strategy where team members are aligned with overall company performance as well as specific performance metrics based on roles. Our annual performance management process invites team members to complete a self-review along with their manager's assessment. The results of these assessments are a component of the merit increase and pay for performance strategy. As of December 31, 2022, the average tenure of our team members is 3.88 years.
As part of our ESG initiatives, we publish an annual ESG report detailing our efforts related to furthering our mission - through providing corporate sponsorship in the communities which we serve, offering paid time off for team members to volunteer, training and compensation programs. During the year ended December 31, 2022, 1,676 volunteer hours were completed by team members.
Training and development. Training is important, and we facilitate that through a learning management system which allows us to provide custom training as well as utilize a library of multifamily focused courses specializing in customer service, sales, leadership, diversity, fair housing, safety, and cyber security. As of December 31, 2022, we had 113 custom courses on our learning management system and over 23,000 training courses were completed by team members.

Team member engagement. We conduct a team member engagement survey annually, where we encourage all team members to provide feedback on our performance. The survey and others conducted throughout the year allows team members to provide feedback anonymously. The results are discussed and presented within functional teams and company-wide.
Diversity, Equity, & Inclusion. We are committed to create a culture that is inclusive, equitable, and diverse by fostering an environment where every great idea can be heard and everybody belongs. We are committed to becoming a better reflection of the world we live in and the communities we serve. We strive to develop enduring change by recognizing talent with different backgrounds and experiences with shared goals, and by nurturing an environment where every team member can bring their whole selves to work. It is through an active focus on policies, procedures, and best practices along with increased awareness and education. As of December 31, 2022, 76.6% of our team members self-identified as white, 7.4% as Hispanic or Latino, 5.9% as Black or African American, and 7.0% other ethnicities. As of December 31, 2022, 52.0% of our total team members, 54.0% of our senior management, and 33.3% of our Board of Trustees self-identified as female.

INSURANCE
We purchase general liability and property insurance coverage for each of our properties. We also purchase limited terrorism, environmental, and flood insurance as well as other types of insurance coverage related to a variety of risks and exposures.

There are certain types of losses that may not be covered or could exceed coverage limits. Due to changing market conditions, our insurance policies are also subject to increasing deductibles and coverage limits. Based on market conditions, we may change or potentially eliminate insurance coverages or face higher deductibles or other costs. Although we believe that we have adequate insurance coverage on our properties, we may incur losses, which could be material, due to uninsured risks, deductibles and/or losses in excess of coverage limits, any of which could have a material adverse effect on our business. See Item 1A. Risk Factors - “Our current or future insurance may not protect us against possible losses.”
COMPETITION
There are numerous housing alternatives that compete with our apartment communities in attracting residents. Our apartment communities compete directly with other apartment communities, condominiums, and single-family homes in the areas in which our properties are located. If the demand for our apartment communities is reduced or competitors develop or acquire competing housing, rental and occupancy rates may decrease, which could have a material adverse effect on our business. Additionally, we compete with other real estate investors, including REITs, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the cost of those acquisitions. See Item 1A. Risk Factors - “Competition may negatively impact our earnings.”
GOVERNMENT REGULATION
See the discussion under the caption “Risks Related to Our Properties and Operations -- We may be responsible for potential liabilities under environmental laws” in Item 1A, Risk Factors, for information concerning the potential effects of environmental matters on our business, “Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies” in Item 1A, Risk Factors, for information concerning the potential effects of compliance with disabled persons and other safety regulations on our business, “Changes in federal or state laws and regulations relating to climate change could result in increased costs to our business, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue” in Item 1A, Risk Factors, for information concerning the potential effects of climate change regulation on our business, “Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs” in Item 1A. Risk Factors, for information concerning the potential costs associated with zoning and permitting regulations, “The ongoing pandemic of COVID-19 and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders” in Item 1A Risk Factors, for information concerning the potential effects of regulations related to the COVID-19 pandemic, and “Multifamily residential properties may be subject to rent stabilization regulations, now or in the future, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts” in Item 1A. Risk Factors for information concerning potential rent control regulations.

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
Risks Related to Our Properties and Operations
Inflation and price volatility in the global economy could negatively impact our business and results of operations. General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could negatively impact our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available to our residents and prospective residents who wish to rent in our communities. Although we believe that we could increase rent to combat inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents, which could adversely affect our results of operations. We may also be limited by law in our ability to increase rents. See “Multifamily residential properties may be subject to rent stabilization regulations, now or in the future, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.” See “Adverse changes in taxes and other laws may affect our liabilities relating to our properties and operations.”
Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition. Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, and the effects of governmental initiatives to manage economic conditions. Current or potential residents may delay or decrease spending on housing as their budgets are impacted by economic conditions. The inability of current and potential residents to pay market rents may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.
The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (“NATO”) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations because they could cause declining conditions in worldwide credit and capital markets and the economy in general. Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries could to lead to market disruptions, including significant volatility in the credit and capital markets, which could have an adverse impact on our operations and financial performance.
The ongoing pandemic of COVID-19 and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders. The COVID-19 pandemic has and may continue to impact our financial condition, results of operations, and cash flows as well as adversely affect our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The continued effects of COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures. Moreover, many of the other risks identified in this Report may be heightened because of the adverse impacts of COVID-19.
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
We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors. Substantially all of our investments are concentrated in the multifamily sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our business and results of operations or on the value of our assets than if we had continued to be more diversified in our investments into more than one asset class.
Our operations are concentrated in certain regions of the United States, and we are subject to general economic conditions in the regions in which we operate. Our overall operations are concentrated in the Midwest and Mountain West regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions, and competition from other communities and alternative forms of housing. In particular, our performance is influenced by job growth, wage growth, and unemployment rates in the areas in which we operate. To the extent the economic conditions, job growth, wage growth, and unemployment in any of these markets deteriorate or any of these areas experience natural disasters or more pronounced effects of climate change, the value of our portfolio, our results of operations, and our ability to make payments on our debt and to make distributions could be adversely affected.
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
Catastrophic weather, natural events, and climate change could adversely affect our business. Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, flooding, tornadoes, or other severe or inclement weather. These adverse and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as future revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community.
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
Multifamily residential properties may be subject to rent stabilization regulations, now or in the future, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts. Rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and pass through new or increased operating costs to our residents. There has been a recent increase in municipalities and other local governments, including those in which we own properties, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations limit our ability to charge market rents, increase rents, evict residents or recover increases in our operating expenses and could reduce the value of our multifamily properties or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from the community. Furthermore, such regulations may negatively impact our ability to attract higher-paying residents to such multifamily properties.
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

Adverse changes in taxes and other laws may affect our liabilities relating to our properties and operations. Increases in real estate taxes, including recent property tax increases in several of the markets in which we operate, and service and transfer taxes may adversely affect our cash available for distributions and our ability to service our debt. Similarly, changes in laws that increase the potential liability for environmental conditions or that affect development, construction, and safety requirements may result in significant unanticipated costs. Future enactment of rent control or rent stabilization laws or other laws regulating apartment communities may reduce rental revenues or increase operating costs. See “Multifamily residential properties may be subject to rent stabilization regulations, now or in the future, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.” The Inflation Reduction Act of 2022 may also increase our tax burden. See “The excise tax included in the Inflation Reduction Act of 2022 may hinder our ability to repurchase common shares or decrease the value of our securities following a business combination.”
We may be unable to retain or attract qualified management. We are dependent upon our senior officers for essentially all aspects of our business operations. Our senior officers have experience in the real estate industry, and the loss of them would likely have a significant adverse effect on our operations and could adversely impact our relationships with lenders and industry personnel. We do not have employment contracts with any of our senior officers. As a result, any senior officer may terminate his or her relationship with us at any time, without providing advance notice. If we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, it could adversely affect our business.
We may not be able to attract and retain qualified employees. Strong economic growth in recent years has created a tight labor market in many of the markets in which we operate, and we are dependent on employees at our apartment communities to provide attractive homes for our residents. Further, inflation may necessitate increasing employee wages and salaries in order to retain our employees. The loss of key personnel at these apartment communities, or the inability or cost of replacing such personnel at such communities, could have an adverse impact on our business and results of operations.
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
The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining services of cybersecurity providers, compliance costs arising out of existing and future cybersecurity, data protection, privacy laws, regulations, and related reporting obligations, and costs related to maintaining data backups and other damage-mitigation services.
We previously suffered a ransomware attack on our information technology systems. The incident did not have a material impact on our business, operations or financial results. However, notwithstanding every measure we take to address cybersecurity matters, and although we have not experienced any material losses relating to any cyber-attack, we cannot assure you that we will not suffer losses related to cyber-attacks in the future.

We may be responsible for potential liabilities under environmental laws. Under various federal, state, and local laws, ordinances and regulations, we, as a current or previous owner or operator of real estate, may be liable for the costs of removal or remediation of hazardous or toxic substances in, on, around, or under that property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly remediate any property containing these substances, may adversely affect our ability to sell or rent the affected property or to borrow funds using the property as collateral. In arranging for the disposal or treatment of hazardous or toxic substances, we also may be liable for the costs of removal of, or remediation of, these substances at that disposal or treatment facility, whether or not we own or operate the facility. In connection with our current or former ownership (direct or indirect), operation, management, development, and/or control of real properties, we may be potentially liable for removal or remediation costs with respect to hazardous or toxic substances at those properties, as well as certain other costs, including governmental fines and claims for injuries to persons and property. Although we are not aware of any such claims associated with our existing properties that would have a significant adverse effect on our business, potential future costs and damage claims may be substantial and could exceed any insurance coverage we may have for such events or such coverage may not exist. The presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell, or rent the affected property. Some environmental laws create or allow a government agency to impose a lien on the impacted property in favor of the government for damages and costs it incurs as a result of responding to hazardous or toxic substances.
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

Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs. We face risks associated with zoning and permitting of our communities, the majority of which are governed by municipal, county, and state regulations. We may be liable for costs associated with bringing communities into compliance and additionally may face costs or delays when seeking approvals for redevelopment or development projects within our portfolio. Some regulations related to zoning or permitting allow governmental entities to discontinue operations if violations are left uncured, which would significantly impact our business. We are not aware of any non-compliance at our communities that would have a significant adverse effect on our business.
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
•our cash flow will be insufficient to meet required payments of principal and interest, particularly if net operating income is reduced significantly due to the effects of the uncertain global macroeconomic and political conditions including inflation, price volatility and the COVID-19 pandemic;
•we will not be able to renew, refinance, or repay our indebtedness when due; and
•the terms of any renewal or refinancing are at terms less favorable than the terms of our current indebtedness.
These risks increase when credit markets are tight and interest rates are high, as they are currently. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.
We anticipate that we will need to refinance a significant portion of our outstanding debt as it matures. We cannot guarantee that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us. If we cannot refinance, extend, or pay principal payments due at maturity with the proceeds of other capital transactions, our cash flows may not be sufficient in all years to repay debt as it matures. If we are unable to refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more properties on disadvantageous terms, which may result in losses. These losses could have a significant adverse effect on our business, our ability to make distributions to our shareholders, and our ability to pay amounts due on our debt. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments or refinance the debt at maturity, the mortgagor could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases or pursue other remedies, including taking ownership of the property, all with a consequent loss of revenues and asset value. Foreclosures also could affect our ability to obtain new debt and could create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code and impeding our ability to obtain financing for our other properties.
Restrictive covenants in our debt agreements may limit our operating and financial flexibility, and our inability to comply with these covenants could have significant implications. Our indebtedness, which at December 31, 2022 totaled outstanding borrowings of approximately $1.0 billion, contains a number of significant restrictions and covenants. These restrictions and covenants include financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to total asset value, among others and certain non-financial covenants. These may limit our ability to make future investments and dispositions, add incremental secured and recourse debt, and add overall leverage. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the terms of our indebtedness would permit the lenders to accelerate indebtedness under effected agreements, which would include agreements that contain cross-acceleration provisions with respect to other indebtedness.
Rising interest rates may affect our cost of capital and financing activities. The potential for rising interest rates could limit our ability to refinance portions of our fixed-rate indebtedness when it matures and would increase our interest costs. We also have an unsecured credit facility and term loan that bears interest at variable rates based on amounts drawn. As a result, any increase in interest rates could increase our interest expense on our variable rate debt, increase our interest rates when refinancing fixed-rate debt, increase the cost of issuing new debt, and reduce the cash available for distribution to shareholders.
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
Changes to LIBOR could affect our financing covenants. London Interbank Offered Rate (“LIBOR”) has been used as a primary benchmark for short-term interest rates, including under certain of our credit facilities. The U.K. Financial Conduct Authority (FCA), which regulates LIBOR, ceased providing the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings as of January 1, 2022. The ICE Benchmark Administration, in its capacity as administrator of

USD LIBOR, has announced it plans to cease providing the remaining U.S. dollar LIBOR settings immediately after June 30, 2023. It is unclear whether LIBOR will continue to be published after such dates.
The Alternative References Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD LIBOR with a new index calculated by short-term repurchase agreements - Secured Overnight Financing Rate (SOFR). The market transition away from LIBOR and toward SOFR or another alternate reference rate has been and is expected to continue to be complicated and to include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate as well as adjustments to other market conventions. During the market transition away from the remaining LIBOR settings, LIBOR may experience increased volatility, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. Although the full impact of such reforms and actions, together with any transition away from LIBOR and toward SOFR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing. There can be no assurance that SOFR or another new global standard will be agreed upon or that any new rate will be reflective of the original interest rate and credit risk included within LIBOR, any of which could have a significant adverse effect on our financing costs as well as our business and results of operations.
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
•changes in our estimates of funds from operations, core funds from operations, or earnings;
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
Rising interest rates could have an adverse effect on our share price. Interest rates rose significantly in 2022 and may continue to rise. This increase, and any future increase, could cause holders of our common shares and other investors to seek higher dividends on our shares or higher yields through other investments, which could adversely affect the market price of our shares.
Low trading volume on the NYSE may prevent the timely sale or resale of our shares. Although our common shares are listed on the NYSE, the daily trading volume of our shares may be lower than the trading volume for other companies. As a result of lower trading volume, an owner of our common shares may encounter difficulty in selling our shares in a timely manner and may incur a substantial loss.
Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks. ESG evaluations are highly important to many investors and stakeholders. Many investors use ESG factors to guide their investment decisions. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability efforts and/or score when making an investment decision. In addition, investors, particularly institutional investors, may use ESG or sustainability scores issued by proxy advisory firms or other third parties to benchmark companies against their peers. Although we make ESG disclosures and undertakes sustainability and diversity initiatives, there can be no assurance that we will score highly on ESG matters in the future. The criteria by which companies are rated may change, which could cause us to perform differently or worse than we have in the past. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. The occurrence of any of the foregoing could have an adverse effect on our reputation, the price of our stock and our business, financial condition and results of operations, including increased capital expenditures and operating expenses.
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
Our future growth depends, in part, on our ability to raise additional equity capital, which could have the effect of diluting the interests of our common shareholders. Our future growth depends upon, among other things, our ability to raise equity capital and issue limited partnership units of Centerspace, LP. Sales of substantial amounts of our common or preferred shares in the public market, or the perception that such sales or issuances might occur, may dilute the interests of the current common shareholders and could adversely affect the market price of our common shares. In addition, as a REIT, we are required to make distributions to holders of our equity securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. This limits our ability to retain cash or earnings to fund future growth and makes us more dependent on raising funds through other means, which may include raising additional equity capital.
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
If we were to fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates, could be subject to increased state and local taxes and, unless entitled to relief under applicable statutory provisions, would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, which would likely have a significant adverse effect on us, our ability to make distributions to our shareholders, and our ability to pay amounts due on our debt. This treatment would reduce funds available for investment or distributions to the holders of our securities due to the additional tax liability to us for the year or years involved, and we would no longer be able to deduct, and would not be required to make, distributions to our shareholders. To the extent that distributions to the holders of our securities had been made in anticipation of qualifying as a REIT, we may need short-term debt or long-term debt or proceeds from asset sales or sales of common shares to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status.
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
We have tax protection agreements in place on thirty-seven properties. If these properties are sold in a taxable transaction, we must make the unitholders associated with these particular properties whole through the payment of their related tax. We dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code whenever possible. If we are not able to satisfy all of the technical requirements of Section 1031, or if Section 1031 is repealed, selling a property with a tax protection agreement could trigger a material obligation to make the associated unitholders whole.
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
Our ownership of TRSs is limited, and our transactions with TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms. A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Our TRS is subject to applicable federal, state, and local income tax on any taxable income. TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We scrutinize transactions with our TRS to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above.
Legislative or regulatory actions affecting REITs could have an adverse effect on us or our shareholders. Changes to tax laws or regulations may adversely impact our shareholders and our business and financial results. On August 16, 2022, the Inflation Reduction Act of 2022 (the "IRA"). The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% federal excise tax on certain stock repurchases and economically similar transactions.
REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. However, our taxable REIT subsidiaries operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.
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
Summary of Communities Owned as of December 31, 2022
The following table presents information regarding our 84 apartment communities held for investment, as of December 31, 2022. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or in service for substantially all of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities. “Other” includes non-multifamily properties and non-multifamily components of mixed use properties. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Report.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2022
SAME-STORE
71 France - Edina, MN (1)	241	$67,264	95.0%
Alps Park Apartments - Rapid City, SD	71	6,569	98.6%
Arcata Apartments - Golden Valley, MN	165	33,700	93.3%
Ashland Apartment Homes - Grand Forks, ND	84	8,712	96.4%
Avalon Cove Townhomes - Rochester, MN	187	37,570	92.5%
Boulder Court Apartment Homes - Eagan, MN	115	9,744	94.8%
Canyon Lake Apartments - Rapid City, SD	109	6,734	94.5%
Cardinal Point Apartments - Grand Forks, ND	251	35,540	94.4%
Cascade Shores Townhomes + Flats - Rochester, MN (1)	366	83,283	94.0%
Castlerock Apartment Homes - Billings, MT	165	8,041	94.6%
Chateau Apartment Homes - Minot, ND	104	21,615	92.3%
Cimarron Hills Apartments - Omaha, NE (1)	234	15,550	97.4%
Commons and Landing at Southgate - Minot, ND	341	56,250	97.7%
Connelly on Eleven - Burnsville, MN	240	30,928	91.7%
Cottonwood Apartment Homes - Bismarck, ND	268	24,736	95.9%
Country Meadows Apartment Homes - Billings, MT	133	10,042	99.3%
Cypress Court Apartments - St. Cloud, MN (1) (3)	196	21,128	96.4%
Deer Ridge Apartment Homes - Jamestown, ND	163	25,299	95.7%
Donovan Apartment Homes - Lincoln, NE (1)	232	24,067	92.2%
Dylan at RiNo - Denver, CO	274	90,578	96.4%
Evergreen Apartment Homes - Isanti, MN	72	7,366	94.4%
FreightYard Townhomes & Flats - Minneapolis, MN	96	26,877	95.8%
Gardens Apartments - Grand Forks, ND	74	9,380	96.0%
Grand Gateway Apartment Homes - St. Cloud, MN	116	10,288	99.1%
Greenfield - Omaha, NE	96	7,941	97.9%
Homestead Garden Apartments - Rapid City, SD	152	16,341	90.1%
Ironwood - New Hope, MN	182	39,579	90.7%
Lakeside Village Apartment Homes - Lincoln, NE	208	22,121	93.8%
Legacy Apartments - Grand Forks, ND	360	34,125	95.0%
Legacy Heights Apartment Homes - Bismarck, ND	119	15,348	98.3%
Lugano at Cherry Creek - Denver, CO	328	99,022	94.8%
Meadows Apartments - Jamestown, ND	81	7,212	98.8%
Monticello Crossings - Monticello, MN	202	32,501	97.5%
Monticello Village - Monticello, MN	60	5,509	95.0%
Northridge Apartments - Bismarck, ND	68	8,665	95.6%
Olympic Village Apartments - Billings, MT	274	16,069	95.6%
Oxbo Urban Rentals - St Paul, MN	191	57,960	91.6%
Park Meadows Apartment Homes - Waite Park, MN	360	20,391	95.3%
Park Place Apartments - Plymouth, MN	500	110,422	95.4%
Parkhouse Apartment Homes - Thornton, CO	465	144,162	95.1%
Plaza Apartments - Minot, ND	71	16,811	87.3%
Pointe West Apartments - Rapid City, SD	90	6,077	97.8%
Ponds at Heritage Place - Sartell, MN	58	5,525	98.3%
Prosper West - Waite Park, MN (1)(5)	313	28,349	82.4%
Quarry Ridge Apartments - Rochester, MN (1)(5)	320	41,055	90.0%
Red 20 Apartments - Minneapolis, MN (1)	130	26,774	93.1%
Regency Park Estates - St. Cloud, MN (1)(5)	149	18,940	84.6%
Rimrock West Apartments - Billings, MT	78	5,921	93.6%
River Ridge Apartment Homes - Bismarck, ND	146	26,460	99.3%
Rocky Meadows Apartments - Billings, MT	98	8,114	96.9%
Rum River Apartments - Isanti, MN	72	6,208	95.8%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2022
Silver Springs Apartment Homes - Rapid City, SD	52	4,338	88.5%
South Pointe Apartment Homes - Minot, ND	196	16,472	92.4%
SouthFork Townhomes + Flats - Lakeville, MN (1)	272	54,801	94.1%
Southpoint Apartments - Grand Forks, ND	96	10,913	95.8%
Sunset Trail Apartment Homes - Rochester, MN	146	16,771	97.3%
Thomasbrook Apartment - Lincoln, NE (1)	264	17,297	90.5%
Westend - Denver, CO	390	128,975	97.4%
Whispering Ridge - Omaha, NE (1)	336	33,343	92.0%
Woodridge on Second - Rochester, MN	110	12,771	95.5%
TOTAL SAME-STORE	11,330	$1,794,544

NON-SAME-STORE
Bayberry Place - Eagan, MN (2)	120	$16,721	93.3%
Burgundy & Hillsboro - New Hope, MN (2)	250	35,799	96.8%
Civic Lofts - Denver, CO	176	61,520	96.6%
Elements of Linden Hills - Minneapolis, MN(1)	31	8,972	100.0%
Gatewood - Waite Park, MN (2)	120	7,993	95.8%
Grove Ridge - Cottage Grove, MN (2)	84	12,072	98.8%
Legacy Waite Park - Waite Park, MN (2)	119	10,976	95.8%
Lyra Apartments - Centennial, CO	215	92,785	94.0%
Martin Blu - Eden Prairie, MN(1)	191	49,082	96.3%
New Hope Garden & Village - New Hope, MN (2)	150	15,213	97.3%
Noko Apartments - Minneapolis, MN	131	44,649	93.9%
Palisades - Roseville, MN (1)	330	54,506	94.9%
Plymouth Pointe - Plymouth, MN (2)	96	14,653	96.9%
Pointe West - St. Cloud, MN (2)	93	7,861	95.7%
Portage - Minneapolis, MN (2)	62	9,353	95.2%
River Pointe - Fridley, MN (2)	300	38,608	93.0%
Southdale Parc - Richfield, MN (2)	69	9,775	92.8%
Union Pointe - Longmont, CO	256	76,317	91.0%
Venue on Knox - Minneapolis, MN (2)	97	20,695	92.8%
Windsor Gates - Brooklyn Park, MN (2)	200	22,933	92.0%
Wingate - New Hope, MN (2)	136	16,028	97.8%
Woodhaven - Minneapolis, MN (2)	176	25,243	94.3%
Woodland Pointe - Woodbury, MN (2)	288	49,721	93.8%
Zest - Minneapolis, MN(1)	45	11,429	95.6%
TOTAL NON-SAME-STORE	3,735	$712,904

TOTAL MULTIFAMILY	15,065	$2,507,448

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2022
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,955	$6,397	77.5%
Civic Lofts - Denver, CO	1,600	—	100.0%
Lugano at Cherry Creek - Denver, CO	13,295	2,338	76.0%
Noko Apartments - Minneapolis, MN	24,002	118	100.0%
Oxbo Urban Rentals- St Paul, MN	11,477	3,526	100.0%
Plaza Apartments - Minot, ND	50,610	9,300	100.0%
Red 20 Apartments - Minneapolis, MN (1)	9,155	2,959	81.4%
Zest - Minneapolis, MN(1)	3,200	53	100.0%
TOTAL OTHER - MIXED USE COMMERCIAL	134,294	$24,691

OTHER - COMMERCIAL
3100 10th St SW - Minot, ND(4)	9,690	$1,985	N/A
TOTAL OTHER - COMMERCIAL	9,690	$1,985

TOTAL SQUARE FOOTAGE - OTHER	143,984
TOTAL GROSS REAL ESTATE INVESTMENTS		$2,534,124
(1)Encumbered by mortgage debt.
(2)Encumbered by mortgage in our Fannie Mae Credit Facility.
(3)Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 86.1% ownership in Cypress Court.
(4)This is our Minot corporate office building.
(5)Decreased physical occupancy resulting from value add projects.
Properties by State
The following table presents, as of December 31, 2022, the total property owned, net of accumulated depreciation, by state:

	(in thousands)
State	Total	% of Total
Minnesota	$1,046,037	52.3%
Colorado	632,310	31.6%
North Dakota	203,955	10.2%
Nebraska	73,023	3.7%
South Dakota	24,179	1.2%
Montana	19,219	1.0%
Total	$1,998,723	100.0%
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
Shareholders
As of February 14, 2023, there were approximately 2,524 common shareholders of record.
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
On November 30, 2022, we issued an aggregate of 4,641 unregistered common shares to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
October 1 - 31, 2022	426,773	$67.25	426,773	$20,949,598
November 1 - 30, 2022	3,729	81.67	—	20,949,598
December 1 - 31, 2022	—	—	—	20,949,598
Total	430,502	$67.37	426,773
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount includes commissions paid.
(3)On March 10, 2022, the board authorized a new $50.0 million share repurchase program.
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
Set forth below is a graph that compares, for the five years commencing December 31, 2017 and ending December 31, 2022, the cumulative total returns for our common shares with the comparable cumulative total return of three indices, the Standard & Poor’s 500 Index (“S&P 500”), the FTSE Nareit Equity REITs Index, and the FTSE Nareit Equity Apartments Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2017, $100 was invested in our common shares and in each of the indices. The comparison assumes the reinvestment of all distributions.

Total Return Performance
Centerspace
S&P 500 Index
FTSE NAREIT Equity REITs Index
FTSE NAREIT Equity Apartments Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Centerspace	100.00	91.12	140.57	143.03	232.09	127.74
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
FTSE Nareit Equity REITs	100.00	95.38	120.17	110.56	158.36	119.77
FTSE Nareit Equity Apartments Index	100.00	103.70	130.99	110.89	181.44	123.47
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
Executive Summary
We are a real estate investment trust, or REIT that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2022, we owned interests in 84 apartment communities consisting of 15,065 homes as detailed in Item 2 - Properties. Property owned, as presented in the consolidated balance sheets, was $2.5 billion at December 31, 2022, compared to $2.3 billion at December 31, 2021.
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
Significant Transactions and Events for the Year Ended December 31, 2022
Highlights. For the year ended December 31, 2022, our highlights included the following:
•Net Loss was $1.35 per basic and diluted share for the year ended December 31, 2022, compared to Net Loss of $0.47 per basic and diluted share for the year ended December 31, 2021;
•Core FFO per diluted share, a non-GAAP measure, increased 11.0% (refer to reconciliations of Funds from Operations and Core Funds from Operations beginning on page 31 for additional detail) to $4.43 from $3.99; and
•Same-store year-over-year net operating income growth of 9.0% driven by same-store revenue growth of 10.0% (refer to reconciliation of Operating Income (Loss) to Net Operating Income on page 28 for additional detail).
Acquisitions and Dispositions. During the year ended December 31, 2022, we completed the following transactions in furtherance of our strategic plan:
•Acquired a portfolio of three apartment communities in the Minneapolis, Minnesota area, totaling 267 apartment homes, for an aggregate purchase price of $70.3 million;
•Acquired Noko Apartments, a 130 home apartment community, located in Minneapolis, Minnesota for an aggregate purchase price of $46.6 million; and
•Acquired Lyra Apartments, a 215 home apartment community in Centennial, Colorado for an aggregate purchase price of $95.0 million.
Financing Transactions. During the year ended December 31, 2022, we completed the following financing transactions:
•Issued 321,000 common shares at an average price of $98.89 per share for total consideration, net of commissions and issuance costs, of approximately $31.4 million;
•Repurchased 432,000 common shares for total consideration of $29.1 million and an average of $67.23 per share; and
•Closed on a $100.0 million term loan which bears interest at a floating rate of 120 to 175 basis points over the Secured Overnight Financing Rate (“SOFR”) based upon our leverage ratio and is for a 364-day term with an option to extend for an additional 364-day term.
Outlook
We intend to continue our focus on maximizing the financial performance of the communities in our existing portfolio. To accomplish this, we have introduced initiatives to expand our operating margin by enhancing the resident experience, making value-add investments, and implementing technology solutions and expense controls. We will actively manage our existing portfolio and strategically pursue acquisitions of multifamily communities and selective dispositions as opportunities arise and market conditions allow. We will explore potential new markets and acquisition opportunities as market conditions allow. We seek to manage a strong balance sheet that should provide us with flexibility to pursue both internal and external growth.
RESULTS OF OPERATIONS
We are presenting our results of operations for the years ended December 31, 2022 and 2021. For additional comparison of results of operations for the years ended December 31, 2021 and December 31, 2020, please refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2022.
Non-GAAP Financial Measures
Net operating income. Net operating income (“NOI”) is a non-GAAP financial measure which we define as total real estate revenues less property operating expenses, including real estate taxes, which is reconciled to operating income (loss). Refer to the reconciliation of Operating Income (Loss) to Net Operating Income below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing costs, property management expenses, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
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
For the comparison of the twelve months ended December 31, 2022 and 2021, 60 apartment communities were classified as same-store and 24 apartment communities were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities are included in “Dispositions” for the periods prior to the sale, which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Reconciliation of Operating Income (Loss) to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Year Ended December 31,
	2022	2021	$ Change	% Change
Operating income (loss)	$13,861	$29,892	$(16,031)	(53.6)%
Adjustments:
Property management expenses	9,895	8,752	1,143	13.1%
Casualty loss	1,591	344	1,247	362.5%
Depreciation and amortization	105,257	92,165	13,092	14.2%
General and administrative expenses	17,516	16,213	1,303	8.0%
(Gain) loss on sale of real estate and other investments	(41)	(27,518)	27,477	(99.9)%
Net operating income	$148,079	$119,848	$28,231	23.6%
GAAP and Non-GAAP Financial Measures
The following table metrics, including GAAP and non-GAAP measures, cover the years ended December 31, 2022 and 2021.

	(in thousands)
	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue
Same-store(1)	$197,348	$179,348	$18,000	10.0%
Non-same-store(1)	55,602	16,276	39,326	241.6%
Other(1)	3,766	2,831	935	33.0%
Dispositions(1)	—	3,250	(3,250)	(100.0)%
Total	256,716	201,705	55,011	27.3%
Property operating expenses, including real estate taxes
Same-store(1)	80,368	72,009	8,359	11.6%
Non-same-store(1)	27,063	7,087	19,976	281.9%
Other(1)	1,203	1,120	83	7.4%
Dispositions(1)	3	1,641	(1,638)	(99.8)%
Total	108,637	81,857	26,780	32.7%
Net operating income(1)
Same-store(1)	116,980	107,339	9,641	9.0%
Non-same-store(1)	28,539	9,189	19,350	210.6%
Other(1)	2,563	1,711	852	49.8%
Dispositions(1)	(3)	1,609	(1,612)	(100.2)%
Total	$148,079	$119,848	$28,231	23.6%
Property management expense	(9,895)	(8,752)	1,143	13.1%
Casualty loss	(1,591)	(344)	1,247	362.5%
Depreciation and amortization	(105,257)	(92,165)	13,092	14.2%
General and administrative expenses	(17,516)	(16,213)	1,303	8.0%
Gain (loss) on sale of real estate and other investments	41	27,518	27,477	(99.9)%
Interest expense	(32,750)	(29,078)	3,672	12.6%
Interest and other income (loss)	1,248	(2,915)	4,163	(142.8)%
NET INCOME (LOSS)	$(17,641)	$(2,101)	$(15,540)	739.6%
Dividends to preferred unitholders	(640)	(640)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	4,299	2,806	1,493	53.2%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(127)	(94)	(33)	35.1%
Net income (loss) attributable to controlling interests	(14,109)	(29)	(14,080)	48,551.7%
Dividends to preferred shareholders	(6,428)	(6,428)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(20,537)	$(6,457)	$(14,080)	218.1%
(1)This is a Non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the reconciliation of Operating Income (Loss) to Net Operating Income on page 28. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.

	Year Ended December 31,
Weighted Average Occupancy (1)	2022	2021
Same-store	94.5%	94.3%
Non-same-store	94.7%	94.8%
Total	94.6%	94.3%
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

	December 31,
Number of Homes	2022	2021
Same-store	11,330	11,330
Non-same-store	3,735	3,111
Total	15,065	14,441
Same-store analysis. Revenue from same-store communities increased by 10.0% or $18.0 million in the year ended December 31, 2022, compared to the same period in the prior year. Approximately 9.8% of the increase was due to higher average monthly revenue per occupied home and 0.2% from an increase in occupancy as weighted average occupancy increased from 94.3% to 94.5% for the years ended December 31, 2021 and 2022, respectively. Property operating expenses at same-store communities increased by 11.6% or $8.4 million in the year ended December 31, 2022, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $6.7 million, primarily due to $2.1 million in rising utilities costs, $1.7 million in compensation costs, and $2.4 million in repairs and maintenance and turnover costs. Non-controllable expenses at same-store communities increased by $1.7 million primarily due to insurance premiums and deductibles on claims. Same-store NOI increased by $9.6 million to $117.0 million for the year ended December 31, 2022 compared to $107.3 million in the same period in the prior year.
Non-same-store analysis. Revenue non-same-store apartment communities increased by $39.3 million in the year ended December 31, 2022, compared to the same period in the prior year. Property operating expenses from non-same-store apartment communities increased by $20.0 million. Net operating income from non-same-store communities increased by $19.4 million. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of apartment communities in the latter part of 2021 and throughout 2022.
Other and dispositions analysis. Revenue from other, which encompasses our commercial and mixed use activity, increased by 33.0% or $935,000 while revenue from dispositions decreased by $3.3 million. Property operating expenses from other increased by 7.4% or $83,000 while property operating expenses from disposition decreased by $1.6 million due to sold properties. Increases in revenue and property operating expenses from other is primarily due to the addition of apartment communities with commercial space.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 13.1% to $9.9 million in the year ended December 31, 2022, compared to $8.8 million in the year ended December 31, 2021. The increase was primarily due to compensation costs due to the filling of open positions and additional staffing to support the acquisition of communities in the latter half of the prior year and the current year.
Casualty gain (loss). Casualty loss increased to $1.6 million in the year ended December 31, 2022, compared to $344,000 in the year ended December 31, 2021. The increase was primarily due to increased claims activity over the prior year period and more apartment communities over the comparable period.
Depreciation and amortization.  Depreciation and amortization increased by 14.2% to $105.3 million in the year ended December 31, 2022, compared to $92.2 million in the year ended December 31, 2021, attributable to an increase of $15.7 million from non-same-store properties primarily due to an increase in the number of apartment communities being depreciated, offset by decreases of $1.5 million and $1.4 million at same-store communities and sold properties, respectively.
General and administrative expenses.  General and administrative expenses increased by 8.0% to $17.5 million in the year ended December 31, 2022, compared to $16.2 million in the year ended December 31, 2021, primarily attributable to $1.3 million in pursuit costs and increased compensation costs, offset by a decrease in technology implementation costs.
Gain (loss) on sale of real estate and other investments.  In the years ended December 31, 2022 and 2021, we recorded gains on sale of real estate and other investments of $41,000 and $27.5 million, respectively.
Operating income. Operating income decreased by 53.6% to $13.9 million in the year ended December 31, 2022, compared to $29.9 million in the year ended December 31, 2021.
Interest expense.  Interest expense increased 12.6% to $32.8 million in the year ended December 31, 2022, compared to $29.1 million in the year ended December 31, 2021, primarily due to maintaining larger debt balances compared to the same period of the prior year with the acquisition activity, including the addition of a $100.0 million term loan in November, combined with rising interest rates.
Interest and other income (loss).  Interest and other income (loss) increased to income of $1.2 million in the year ended December 31, 2022, compared to a loss of $2.9 million in the prior year. The increase was primarily due to a $5.4 million loss related to the termination of interest rate swaps that occurred in the prior year, offset by a $560,000 gain on the mark-to-market adjustment for an interest rate swap prior to termination.

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
•impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity; and
•similar adjustments for partially owned consolidated real estate entities.
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
Net loss available to common shareholders for the year ended December 31, 2022 decreased to $20.5 million compared to a net loss of $6.5 million for the year ended December 31, 2021. FFO applicable to common shares and Units for the year ended December 31, 2022, increased to $79.9 million compared to $54.9 million for the year ended December 31, 2021, a change of 45.5%, primarily due to increased NOI from same-store and non-same-store communities and a $5.4 million loss related to the termination of interest rate swaps in the same period of the prior year that did not occur in the current year, offset by increased interest expense, general and administrative expenses, property management, and casualty losses, and decreased NOI from dispositions. For a comparison of FFO applicable to common shares and Units for the years ended December 31, 2021 and 2020, refer to our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds From Operations

	(in thousands, except per share and unit amounts)
	Year Ended December 31,
	2022	2021
Net income (loss) available to common shareholders	$(20,537)	$(6,457)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(4,299)	(2,806)
Depreciation and amortization	105,257	92,165
Less depreciation – non real estate	(387)	(366)
Less depreciation – partially owned entities	(65)	(93)
(Gain) loss on sale of real estate	(41)	(27,518)
FFO applicable to common shares and Units	$79,928	$54,925

Adjustments to Core FFO:
Non-cash casualty loss (recovery)	$254	$—
Loss on extinguishment of debt	5	535
Technology implementation costs(1)	873	2,020
Commercial lease termination proceeds	—	(450)
Acquisition related costs	—	230
Interest rate swap termination, amortization, and mark-to-market	(100)	4,942
Amortization of assumed debt	(464)	(53)
Pursuit costs	1,302	39
Other miscellaneous items(2)	85	(103)
Core FFO applicable to common shares and Units	$81,883	$62,085

FFO applicable to common shares and Units	$79,928	$54,925
Dividends to preferred unitholders	640	640
FFO applicable to common shares and Units - diluted	$80,568	$55,565

Core FFO applicable to common shares and Units	$81,883	$62,085
Dividends to preferred unitholders	640	640
Core FFO applicable to common shares and Units - diluted	$82,523	$62,725

Per Share Data
Earnings (loss) per common share - diluted	$(1.35)	$(0.47)
FFO per share and Unit - diluted	$4.32	$3.54
Core FFO per share and Unit - diluted	$4.43	$3.99

Weighted average shares - basic	15,216	13,803
Effect of redeemable operating partnership units	978	899
Effect of Series D preferred units	228	228
Effect of Series E preferred units	2,185	729
Effect of dilutive restricted stock units and stock options	38	45
Weighted average shares and Units - diluted	18,645	15,704

(1)Costs are related to a two-year implementation.
(2)Consists of (gain) loss on investments.

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
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically invested in investment grade securities or is used to reduce balances outstanding under our line of credit. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2022, we declared cash distributions of $47.4 million to common shareholders and unitholders of Centerspace, LP, as compared to net cash provided by operating activities of $92.0 million and FFO of $79.9 million.
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
As of December 31, 2022, we had total liquidity of approximately $153.0 million, which included $142.5 million available on our lines of credit based on the value of unencumbered properties and $10.5 million of cash and cash equivalents. As of December 31, 2021, we had total liquidity of approximately $204.8 million, which included $173.5 million available on our lines of credit based on the value of properties contained in our unencumbered asset pool (“UAP”) and $31.3 million of cash and cash equivalents.
Debt
As of December 31, 2022, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2022, the additional borrowing availability was $136.5 million beyond the $113.5 million drawn. As of December 31, 2021, the line of credit borrowing capacity was $250.0 million based on the value of our unencumbered properties, of which $76.0 million was drawn on the line. The line of credit bears interest either at the lender’s base rate plus a margin ranging from 25 to 80 basis points, or LIBOR, plus a margin ranging from 125 to 180 basis points based on our consolidated leverage. We may transition the reference rate on this line of credit from LIBOR to SOFR or another alternative reference rate. We cannot predict the impact that this transition may have on the interest we pay.The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This credit facility matures in September 2025 and has an accordion option to increase borrowing capacity up to $400.0 million.
We also have a $6.0 million unsecured operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2024, with pricing based on SOFR.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, "PGIM") to increase the aggregate amount available for issuance of unsecured promissory notes to $225.0 million. We also issued $50.0 million of unsecured senior notes in connection with the amendment. Under this agreement, we issued $200.0 million unsecured senior notes with $25.0 million remaining available, as of December 31, 2022. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, we entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan is based on SOFR, plus a margin that ranges from 120 to 175 basis points based on our consolidated leverage ratio. The Term Loan has a 364-day term but may be extended, at our option and subject to certain conditions, for one additional 364-day term.
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 16 apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2022 and 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $299.4 million on December 31, 2022 and $284.9 million on December 31, 2021. As of December 31, 2022, the weighted average rate of interest on our mortgage debt was 3.85%, compared to 3.81% on December 31, 2021. Refer to Note 6 of our consolidated financial statements contained in this Report for the principal payments due on our mortgage indebtedness and other tabular information.
All of our mortgage debt is at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. Refer to Item 7A in this Report for additional information on our market and interest rate risk.
Equity
We have an at-the-market offering program (“2021 ATM program”) through which we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. During the year ended December 31, 2022, we issued 321,000 common shares under the 2021 ATM programs at an average price of $98.89 per share, net of commissions. During the year ended December 31, 2021, we issued 1.8 million common shares at an average price of $86.13 per share, net of commissions, under our 2021 ATM program and the 2019 ATM program. Total consideration, net of commissions and issuance costs, was approximately $31.4 million. As of December 31, 2022, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM program. Refer to Note 4 of our Consolidated Financial Statements contained in this Report.

On March 10, 2022, the Board of Trustees approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the year ended December 31, 2022. As of December 31, 2022, we had $21.0 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2022	432	$29,059	$67.23
(1)Amount includes commissions.
On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $175.8 million. The holders of the Series E preferred units do not have voting rights.
As of December 31, 2022 and 2021, we had 3.9 million Series C preferred shares outstanding.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2022, we had cash and cash equivalents of $10.5 million and restricted cash consisting of $1.4 million of escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2021, we had cash and cash equivalents of $31.3 million and restricted cash consisting of $2.4 million of escrows held by lenders for real estate taxes, insurance, and capital additions and $5.0 million in deposits for real estate acquisitions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our consolidated statements of cash flows in Item 15 of this report.
In addition to cash flows from operations, during the year ended December 31, 2022, we generated capital from various activities, including:
•Receipt of $99.5 million, net of fees, from the issuance of a term loan;
•Receipt of $37.5 million in net proceeds from our lines of credit; and
•Receipt of $31.4 million, net of fees, from the issuance of 321,000 common shares under our 2021 ATM program.
During the year ended December 31, 2022, we used capital for various activities, including:
•Acquisition of five apartment communities in Minneapolis, Minnesota and Centennial, Colorado for $104.7 million in cash, including transaction costs, with the remainder of the purchase price in issuance of Units, assumption of mortgage debt, and the exchange of mortgages receivable which we financed;
•Repaying approximately $29.0 million of mortgage principal;
•Repurchase of 432,000 common shares for $29.1 million, net of issuance costs;
•Repurchase of 46,000 Units for $4.1 million
•Paying $3.2 million for the termination of interest rate swaps;
•Paying distributions on common shares, Series E preferred units, Units, and Series C preferred shares of $60.7 million; and
•Funding capital improvements for apartment communities of approximately $56.6 million.

Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, unsecured senior notes, term loan, and mortgages payable. The primary line of credit had a $113.5 million balance outstanding at December 31, 2022 and matures in September 2025. Our unsecured senior notes have an aggregate balance of $300.0 million at December 31, 2022 with varying maturities from September 2028 through September 2034. Our term loan had a balance of $100.0 million at December 31, 2022, matures in November 2023, and may be extended, at our option and subject to certain conditions, for one additional 364-day term.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lines of credit (principal and interest)(1)	$126,879	$4,689	$122,190	—	—
Notes payable (principal and interest)	$476,840	$115,016	$18,980	$18,954	$323,890
Mortgages payable (principal and interest)	$601,193	$62,337	$68,488	$119,669	$350,699
Total	$1,204,912	$182,042	$209,658	$138,623	$674,589
(1)The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2022.
We fund capital expenditures, primarily to maintain or renovate our apartment communities. The amounts of these expenditures can vary from year to year depending on the age of the apartment community, timing of planned improvements, and lease turnover.
As of December 31, 2022, we had no significant off-balance-sheet arrangements.
Inflation and Supply Chain
Our apartment leases generally have terms of one year or less, which means that, in an inflationary environment, we would have the ability, subject to market conditions, to increase rents upon the commencement of new leases or renewal of existing leases to manage the impact of inflation on our business. However, the cost to operate and maintain communities could increase at a rate greater than our ability to increase rents, which could adversely affect our results of operations. High inflation could have a negative impact on our residents and their ability to absorb rent increases.
We also continue to monitor pressures surrounding supply chain challenges. Supply chain and inflationary pressures are likely to result in increased operating expenses, specifically, increases in energy costs, salary related costs, and construction materials for repairs and maintenance or value add projects. A worsening of the current environment could contribute to delays in obtaining construction materials and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
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
Impairment.  We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each property, and legal and environmental concerns. If indicators exist, we compare the estimated future undiscounted cash flows for the property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount, an impairment loss is generally recorded for the difference between the estimated fair value and the carrying amount. If our anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of estimated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.
Held for Sale. We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Held for sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.
Recent Accounting Pronouncements
For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 to our consolidated financial statements appearing elsewhere in this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows, and fair values of certain financial instruments are dependent upon prevailing market prices and interest rates.
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. Our operating results are, therefore, affected by changes in interest rates, including LIBOR and SOFR.
We have used interest rate swaps to offset the impact of interest rate fluctuations on our variable-rate debt. During the year ended December 31, 2022, we terminated our remaining interest rate swaps, which consisted of a swap with a notional of $75.0 million and a forward swap with a notional of $70.0 million. We do not enter into derivative instruments for trading or speculative purposes.
As of December 31, 2022, we had $213.5 million of variable-rate borrowings under our lines of credit and term loan. We estimate that a change in 30-day LIBOR or SOFR of 100 basis points with constant risk spreads would result in a $2.1 million reduction to our net income (loss) on an annual basis. We estimate that a decrease in a 30-day LIBOR or SOFR of 100 basis points would increase our net income (loss) by a similar amount.
Mortgage loan indebtedness, excluding the FMCF, increased by $14.5 million as of December 31, 2022, compared to December 31, 2021, primarily due to assumption of mortgage debt with acquisitions. As of December 31, 2022 and 2021, 100.0% of our $299.4 million of mortgage debt was at fixed rates of interest, with staggered maturities. As of December 31, 2022, the weighted average rate of interest on our mortgage debt was 3.85%, compared to 3.81% on December 31, 2021. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
We cannot predict with certainty the effect of adverse changes in interest rates on our debt and, therefore, our market risk.
The following table provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Average variable rates are based on rates in effect at the reporting date.

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2023	2024	2025	2026	2027	Thereafter	Total	Value
Fixed Rate	$45,988	$5,012	$33,850	$50,088	$47,088	$616,251	$798,277	$673,772
Average Interest Rate(1)	3.83%	3.81%	3.81%	3.83%	3.85%	3.19%	3.31%
Variable Rate	$100,000	$—	113,500	$—	$—	—	$213,500	$213,500
Average Interest Rate(1)	5.57%	—	4.12%	—	—	—	4.8%

(1)Interest rate is annualized.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2022, the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022, was effective.
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
Our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-4 of our consolidated financial statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,” and “Board Committees” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
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

EXHIBIT NO.	DESCRIPTION
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

10.24
Equity Distribution Agreement dated September 10, 2021 between the Company and BMO Capital Markets Corp., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., BofA Securities, Inc., UBS Securities LLC, Piper Sandler & Co., and certain of their affiliates (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2021).

10.25
Term Loan Agreement, dated as of November 22, 2022, among Centerspace, LP, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 28, 2022).

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

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language ("iXBRL"): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these consolidated financial statements, and (vi) the Cover Page to our Annual Report on From 10-K.

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

Date: February 21, 2023	Centerspace

	By:	/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Schissel
John A. Schissel	Trustee & Chairman	February 21, 2023

/s/ Mark O. Decker, Jr.
Mark O. Decker, Jr.	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 21, 2023

/s/ Bhairav Patel
Bhairav Patel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2023

/s/ Michael T. Dance
Michael T. Dance	Trustee	February 21, 2023

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 21, 2023

/s/ Linda J. Hall
Linda J. Hall	Trustee	February 21, 2023

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee	February 21, 2023

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 21, 2023

/s/ Rodney Jones-Tyson
Rodney Jones-Tyson	Trustee	February 21, 2023

CENTERSPACE AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Centerspace

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2023 expressed an unqualified opinion.
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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2012.

Minneapolis, Minnesota
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Centerspace
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 21, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 21, 2023

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	December 31, 2022	December 31, 2021
ASSETS
Real estate investments
Property owned	$2,534,124	$2,271,170
Less accumulated depreciation	(535,401)	(443,592)
	1,998,723	1,827,578
Mortgage loans receivable	—	43,276
Total real estate investments	1,998,723	1,870,854
Cash and cash equivalents	10,458	31,267
Restricted cash	1,433	7,358
Other assets	22,687	30,582
TOTAL ASSETS	$2,033,301	$1,940,061
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$58,812	$62,403
Revolving lines of credit	113,500	76,000
Notes payable, net of unamortized loan costs of $993 and $656, respectively	399,007	299,344
Mortgages payable, net of unamortized loan costs of $3,615 and $3,187, respectively	495,126	480,703
TOTAL LIABILITIES	$1,066,445	$918,450
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at December 31, 2022 and 2021, aggregate liquidation preference of $16,560)	$16,560	$25,331
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, 3,881 shares issued and outstanding at December 31, 2022 and 2021, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,020 shares issued and outstanding at December 31, 2022 and 15,016 shares issued and outstanding at December 31, 2021)	1,177,484	1,157,255
Accumulated distributions in excess of net income	(539,422)	(474,318)
Accumulated other comprehensive income (loss)	(2,055)	(4,435)
Total shareholders’ equity	$729,537	$772,032
Noncontrolling interests – Operating Partnership and Series E preferred units	220,132	223,600
Noncontrolling interests – consolidated real estate entities	627	648
TOTAL EQUITY	$950,296	$996,280
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$2,033,301	$1,940,061
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
REVENUE	$256,716	$201,705	$177,994
EXPENSES
Property operating expenses, excluding real estate taxes	80,070	57,753	51,625
Real estate taxes	28,567	24,104	21,533
Property management expense	9,895	8,752	5,801
Casualty loss	1,591	344	1,662
Depreciation and amortization	105,257	92,165	75,593
General and administrative expenses	17,516	16,213	13,440
TOTAL EXPENSES	242,896	199,331	169,654
Gain (loss) on sale of real estate and other investments	41	27,518	25,503
Operating income (loss)	13,861	29,892	33,843
Interest expense	(32,750)	(29,078)	(27,525)
Interest and other income (loss)	1,248	(2,915)	(1,575)
NET INCOME (LOSS)	(17,641)	(2,101)	4,743
Dividends to preferred unitholders	(640)	(640)	(640)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	4,299	2,806	212
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(127)	(94)	126
Net income (loss) attributable to controlling interests	(14,109)	(29)	4,441
Dividends to preferred shareholders	(6,428)	(6,428)	(6,528)
Redemption of preferred shares	—	—	297
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(20,537)	$(6,457)	$(1,790)

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(1.35)	$(0.47)	$(0.15)

Weighted average shares - basic	15,216	13,803	12,564

Weighted average shares - dilutive	15,216	13,803	12,564
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
	Year Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$(17,641)	$(2,101)	$4,743
Other comprehensive income (loss):
Unrealized gain (loss) from derivative instrument	1,581	2,383	(11,068)
(Gain) loss on derivative instrument reclassified into earnings	799	9,087	2,770
Total comprehensive income (loss)	$(15,261)	$9,369	$(3,555)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	4,708	4,407	882
Net comprehensive (income) loss attributable to noncontrolling interests – consolidated real estate entities	(127)	(94)	126
Comprehensive income (loss) attributable to controlling interests	$(10,680)	$13,682	$(2,547)

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	INCOME	INTERESTS	EQUITY
Balance at December 31, 2019	$99,456	12,098	$917,400	$(390,196)	$(7,607)	$60,849	$679,902
Net income (loss) attributable to controlling interest and noncontrolling interests				4,441		(338)	4,103
Change in fair value of derivatives					(8,298)		(8,298)
Distributions – common shares and Units ($2.80 per share and Unit)				(35,695)		(2,842)	(38,537)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,528)			(6,528)
Share-based compensation, net of forfeitures		20	2,106				2,106
Sale of common shares, net		829	58,852				58,852
Redemption of Units for common shares		81	(1,750)			1,750	—
Shares repurchased	(5,926)			297			(5,629)
Acquisition of redeemable noncontrolling interests			(7,584)			(4,637)	(12,221)
Other		(1)	(761)			(166)	(927)
Balance at December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net income (loss) attributable to controlling interests and noncontrolling interests				(29)		(2,712)	(2,741)
Change in fair value of derivatives and amortization of swap settlements					11,470		11,470
Distributions – common shares and Units ($2.84 per share and Unit)				(40,180)		(2,489)	(42,669)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions - Series E preferred units ($1.291667 per unit)						(2,343)	(2,343)
Share-based compensation, net of forfeitures		28	2,689				2,689
Sale of common shares, net		1,817	156,038				156,038
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of Units for common shares		144	(4,714)			4,714	—
Change in value of Series D preferred units			(8,771)				(8,771)
Other		—	(1,155)			(146)	(1,301)
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net income (loss) attributable to controlling interests and noncontrolling interests				(14,109)		(4,172)	(18,281)
Change in fair value of derivatives and amortization of swap settlements					2,380		2,380
Distributions – common shares and Units ($2.92 per share and Unit)				(44,567)		(2,878)	(47,445)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($3.875 per unit)						(7,029)	(7,029)
Share-based compensation, net of forfeitures		25	2,615				2,615
Sale of common shares, net		321	31,439				31,439
Issuance of units			13,023			9,859	22,882
Redemption of Units for common shares		24	(1,353)			1,353	—
Redemption of Units for cash						(4,141)	(4,141)
Redemption of Series E preferred units for common shares		67	(3,667)			3,667	—
Shares repurchased		(432)	(29,059)				(29,059)
Change in value of Series D preferred units		—	8,771				8,771
Shares withheld for taxes			(1,284)				(1,284)
Other		(1)	(256)			(148)	(404)
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,641)	$(2,101)	$4,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106,208	93,110	76,596
(Gain) loss on sale of real estate, land, and other investments	(41)	(27,518)	(25,503)
Realized (gain) loss on marketable securities	—	—	3,378
Share-based compensation expense	2,615	2,689	2,106
(Gain) loss on interest rate swap termination, amortization, and mark-to-market	(118)	4,931	—
Provision for bad debt	1,355	2,304	2,332
Other, net	(392)	265	1,333
Changes in other assets and liabilities:
Other assets	(645)	(5,402)	(4,818)
Accounts payable and accrued expenses	650	15,750	1,061
Net cash provided (used) by operating activities	$91,991	$84,028	$61,228
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from repayment of mortgage loans receivable	—	—	10,020
Proceeds from sale of marketable securities	—	—	3,856
Increase in mortgages and notes receivable	—	(18,614)	(24,862)
Proceeds from sale of real estate and other investments	41	61,334	43,686
Payments for acquisitions of real estate assets	(104,666)	(273,566)	(168,696)
Payments for improvements of real estate assets	(56,568)	(31,303)	(28,638)
Payments for non-real estate assets	(122)	(1,264)	(1,677)
Other investing activities	1,221	(3,812)	1,346
Net cash provided (used) by investing activities	$(160,094)	$(267,225)	$(164,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	196,725	—
Principal payments on mortgages payable	(28,960)	(36,282)	(33,422)
Proceeds from revolving lines of credit	191,860	258,580	155,028
Principal payments on revolving lines of credit	(154,360)	(335,451)	(52,235)
Net proceeds from notes payable and other debt	99,529	174,544	—
Principal payments on notes payable and other debt	—	(145,000)	—
Payments for termination of interest rate swaps	(3,209)	(3,804)	—
Proceeds from sale of common shares, net of issuance costs	31,439	156,038	58,852
Payments for acquisition of noncontrolling interests – consolidated real estate entities	—	—	(12,221)
Repurchase of common shares	(29,059)	—	—
Repurchase of preferred shares	—	—	(5,629)
Repurchase of partnership units	(4,141)	—	(50)
Distributions paid to common shareholders	(44,461)	(38,487)	(35,045)
Distributions paid to preferred shareholders	(6,428)	(6,428)	(6,528)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(9,797)	(4,916)	(2,900)
Distributions paid to preferred unitholders	(640)	(640)	(640)
Other financing activities	(404)	(367)	(280)
Net cash provided (used) by financing activities	$41,369	$214,512	$64,930
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26,734)	31,315	(38,807)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	38,625	7,310	46,117
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$11,891	$38,625	$7,310

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$6,008	$5,253	$4,302
Operating partnership units converted to common shares	(1,353)	(4,714)	(1,750)
Distributions declared but not paid	11,625	11,411	9,802
Retirement of shares withheld for taxes	1,284	933	—
Real estate assets acquired through assumption of debt	41,623	20,000	—
Real estate assets acquired through issuance of operating partnership units	22,882	—	—
Fair value adjustment to debt	1,224	2,367	—
Series E preferred units converted to common shares	(3,667)	—	—
Change in value of Series D preferred units	8,771	(8,771)	—
Real estate assets acquired through exchange of note receivable	43,276	—	17,663
Note receivable exchanged through real estate acquisition	(43,276)	—	(17,663)
Real estate acquired through issuance of Series E preferred units	—	217,513	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	31,272	26,528	26,051

	(in thousands)
Balance sheet description	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$10,458	$31,267	$392
Restricted cash	1,433	7,358	6,918
Total cash, cash equivalents and restricted cash	$11,891	$38,625	$7,310
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

NOTE 1 • ORGANIZATION
Centerspace (“Centerspace,” “we,” “our,” or “us”) is a real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2022, we held for investment 84 apartment communities with 15,065 homes. We conduct a majority of our business activities through our consolidated operating partnership, Centerspace, LP, (the “Operating Partnership”), as well as through a number of other subsidiary entities.
All references to Centerspace, we, our, or us refer to Centerspace and its consolidated subsidiaries.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying consolidated financial statements include our accounts and the accounts of all our subsidiaries in which we maintain a controlling interest, including the Operating Partnership, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions are eliminated in consolidation.
Our interest in the Operating Partnership as of December 31, 2022 and 2021 was 82.9% and 83.3%, respectively, of the limited partnership units of the Operating Partnership (“Units”), which includes 100% of the general partnership interest.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the consolidated statement of operations, total assets, liabilities or equity as reported in the consolidated balance sheets and total shareholder’s equity. We reclassified certain items within cash flows from investing activities on the Consolidated Statements of Cash Flows.
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $2.0 billion and $1.8 billion as of December 31, 2022 and 2021, respectively. Upon acquisitions of real estate, we assess the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on our determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 10-37 year estimated life for buildings and improvements and a 5-10 year estimated life for furniture, fixtures, and equipment. Land is not depreciated.
We follow the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. We did not capitalize interest during the years ended December 31, 2022, 2021, and 2020.
Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized and depreciated over their estimated useful life, generally five to twenty years.
We periodically evaluate our long-lived assets, including real estate investments, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each property, and legal and environmental concerns. If indicators exist, we compare the estimated future undiscounted cash flows for the property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount, an impairment loss is generally recorded for the difference between the estimated fair value and the carrying amount. If our anticipated holding period for properties, the estimated fair value of properties or other factors change based on market conditions or otherwise, our evaluation of impairment charges may be different and such differences could be material to our consolidated financial statements. The evaluation of estimated cash flows is subjective and is based, in part, on assumptions regarding future physical occupancy, rental rates, and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.
During the years ended December 31, 2022, 2021, and 2020 we did not record a loss for impairment on real estate.
We classify properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We generally consider these criteria met when the transaction has been approved by our Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. We had no properties classified as held for sale at December 31, 2022 and 2021.
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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of our bank deposits and our deposits in a money market mutual fund. We are potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.
As of December 31, 2022 restricted cash consisted of $1.4 million in escrows held by lenders. As of December 31, 2021, restricted cash consisted $5.0 million of real estate deposits for property acquisitions and $2.4 million in escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance, and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, we primarily lease multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the years ended December 31, 2022, 2021, and 2020, rental income represents approximately 97.9%, 98.2%, and 98.4%, respectively, of our total revenues and includes gross market rent less adjustments for concessions, vacancy loss, and bad debt. For the years ended December 31, 2022, 2021, and 2020, other property revenues represent the remaining 2.1%, 1.8%, and 1.6%, respectively, of our total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
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
The aggregate amount of future scheduled lease income on our operating leases for commercial spaces, excluding any variable lease income and non-lease components, as of December 31, 2022, was as follows:

(in thousands)
2023	$3,241
2024	3,193
2025	3,142
2026	2,533
2027	1,366
Thereafter	5,760
Total scheduled lease income - operating leases	$19,235
REVENUES AND GAINS ON SALE OF REAL ESTATE
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration the company expects to be entitled for those goods and services.
Revenue streams that are included in revenues from contracts with customers include other property revenues such as application fees and other miscellaneous items. We recognize revenue for these rental related items not included as a component of a lease as earned.
The following table presents the disaggregation of revenue streams of our rental income for the years ended December 31, 2022, 2021, and 2020:

		(in thousands)
		Year ended December 31,
Revenue Stream	Applicable Standard	2022	2021	2020
Fixed lease income - operating leases	Leases	$240,566	$189,452	$168,119
Variable lease income - operating leases	Leases	10,754	8,565	7,068
Other property revenue	Revenue from contracts with customers	5,396	3,688	2,807
Total revenue		$256,716	$201,705	$177,994

In addition to lease income and other property revenue, we recognize gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
MARKET CONCENTRATION RISK
We are subject to increased exposure from economic and other competitive factors specific to markets where we hold a significant percentage of the carrying value of our real estate portfolio. As of December 31, 2022, we held more than 10% of the carrying value of our real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
INCOME TAXES
We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the years ended December 31, 2022, 2021, and 2020, we distributed in excess of 90% of our taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if we qualify as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
We have one TRS, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items including any valuation allowances for our TRS for the years ended December 31, 2022, 2021, and 2020.
We conduct our business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through our Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2022, 2021, and 2020:

CALENDAR YEAR	2022	2021	2020
Tax status of distributions
Capital gain	—	0.92%	13.62%
Ordinary income	13.42%	7.82%	7.91%
Return of capital	86.58%	91.26%	78.47%
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

OTHER ASSETS
As of December 31, 2022 and 2021, other assets consisted of the following amounts:

	in thousands
	December 31, 2022	December 31, 2021
Receivable arising from straight line rents	$556	$343
Accounts receivable, net of allowance	217	667
Real estate related loans receivable	5,871	6,208
Prepaid and other assets	8,474	9,693
Intangible assets, net of accumulated amortization	2,112	7,370
Property and equipment, net of accumulated depreciation	3,120	3,370
Goodwill	866	866
Deferred charges and leasing costs	1,471	2,065
Total Other Assets	$22,687	$30,582
Intangible assets consist of in-place leases valued at the time of acquisition. For the years ended December 31, 2022, 2021, and 2020, we recognized $12.3 million, $13.5 million, and $3.1 million, respectively, of amortization expense related to these intangibles, included within depreciation and amortization in the Consolidated Statements of Operations. The intangible assets remaining at December 31, 2022 will be fully amortized in 2023.
PROPERTY AND EQUIPMENT
Property and equipment consists primarily of office equipment located at our corporate offices in Minot, North Dakota and in Minneapolis, Minnesota. The consolidated balance sheets reflects these assets at cost, net of accumulated depreciation, and are included within Other Assets. As of December 31, 2022 and 2021, property and equipment cost was $4.9 million and $4.7 million, respectively. Accumulated depreciation was $1.8 million and $1.4 million as of December 31, 2022 and 2021, respectively, and are included within other assets in the consolidated balance sheets.
MORTGAGE LOANS RECEIVABLE AND REAL ESTATE RELATED NOTES RECEIVABLE
In connection with our acquisition of Ironwood, an apartment community in New Hope, Minnesota, we acquired a tax increment financing note receivable (“TIF”) with an initial principal balance of $6.6 million. As of December 31, 2022 and 2021, the principal balance was $6.1 million and $6.4 million, respectively, which appears within Other Assets in our Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year.
In 2019, we originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily development located in Minneapolis, Minnesota. The construction and mezzanine loans bore and accrued interest at 4.5% and 11.5%, respectively. During the year ended December 31, 2022, we exercised our option to purchase the apartment community in exchange for the loans and cash. As of December 31, 2022, the loans had no remaining balance. As of December 31, 2021, we had fully funded the $29.9 million construction loan and $13.4 million of the mezzanine loan, both of which appear within mortgage loans receivable in our Consolidated Balance Sheets.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Consolidated Statement of Operations within the Property operating expenses, excluding real estate taxes line item. During the years ended December 31, 2022, 2021, and 2020 total advertising expense was $3.2 million, $2.5 million, and $2.1 million, respectively.
MARKETABLE SECURITIES
Marketable securities consisted of equity securities. We report equity securities at fair value based on quoted market prices (Level 1 inputs). Gains or losses are included in interest and other income (loss) on the consolidated statements of operations. During the year ended December 31, 2020, we had a realized loss of $3.4 million arising from marketable securities which were disposed during the year ended December 31, 2020. As of December 31, 2022 and 2021, we had no marketable securities.
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
For the year ended December 31, 2022, Units of 978,000, Series E preferred units of 2.2 million, as converted, Series D preferred units of 228,000, as converted, stock options of 28,000, time-based RSUs of 10,000, and performance-based restricted stock awards of 30,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Including these items would have improved earnings per share.
For the year ended December 31, 2021, Units of 899,000, Series E preferred units of 729,000, as converted, Series D preferred units of 228,000, as converted, stock options of 30,000, time-based RSUs of 15,000, and performance-based restricted stock awards of 32,000, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Including these items would have improved earnings per share.
For the year ended December 31, 2020, Units of 1.0 million, Series D preferred Units of 228,000, as converted, stock options of 86,000, time-based RSUs of 13,000, and performance-based restricted stock awards of 27,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Including these items would have improved earnings per share.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020:

	(in thousands, except per share data)
	Year Ended December 31,
	2022	2021	2020
NUMERATOR
Net income (loss) attributable to controlling interests	(14,109)	(29)	4,441
Dividends to preferred shareholders	(6,428)	(6,428)	(6,528)
Redemption of preferred shares	—	—	297
Numerator for basic earnings per share – net income (loss) available to common shareholders	(20,537)	(6,457)	(1,790)
Noncontrolling interests – Operating Partnership and Series E preferred units	(4,299)	(2,806)	(212)
Dividends to preferred unitholders	640	640	640
Numerator for diluted earnings (loss) per share	$(24,196)	$(8,623)	$(1,362)
DENOMINATOR
Denominator for basic earnings (loss) per share weighted average shares	15,216	13,803	12,564
Denominator for diluted earnings (loss) per share	15,216	13,803	12,564

NET EARNINGS (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(1.35)	$(0.47)	$(0.15)
NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 971,000 Units at December 31, 2022 and 832,000 Units at December 31, 2021. During the year ended December 31, 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities located in Minneapolis, Minnesota.
Exchange Rights.  We redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the years ended December 31, 2022 and 2021 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year ended December 31, 2022	24	$(1,353)
Year ended December 31, 2021	144	$(4,714)
We redeemed Units for cash in connection with Unitholders exercising their exchange rights during the years ended December 31, 2022 and 2021 as detailed in the table below.

(in thousands, except per Unit data)
	Number of	Aggregate	Average Price
	Units	Cost	Per Unit
Year ended December 31, 2022	46	$4,141	$90.18
Year ended December 31, 2021	—	$—	$—
Series E Preferred Units (Noncontrolling interest). On September 1, 2021, we issued 1.8 million Series E preferred units with a par value of $100 per Series E preferred unit as partial consideration for the acquisition of 17 apartment communities. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. We have the option, at our sole election, to convert Series E preferred units into Units if our stock has traded at or above $83 per share for 15 of 30 consecutive trading days and we have made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units have an aggregate liquidation preference of $175.8 million at December 31, 2022. The holders of the Series E preferred units do not have voting rights.
We redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the year ended December 31, 2022 as detailed below.

	(in thousands)
	Number of Series E	Number of	Total
	Preferred Units Redeemed	Common Shares Issued	Value
Year ended December 31, 2022	56	67	$3,667
Common Shares and Equity Awards. Common shares outstanding on December 31, 2022 and 2021, totaled 15.0 million. During the years ended December 31, 2022 and 2021, we issued approximately 24,613 and 27,351 common shares, respectively, with a total grant-date value of $1.3 million and $1.0 million, respectively, under our 2015 Incentive Plan, as share-based compensation for employees and trustees. During the years ended December 31, 2022 and 2021, approximately 2,000 and 500 common shares were forfeited under the 2015 Incentive Plan, respectively.
Equity Distribution Agreement. In September 2021, we entered into an equity distribution agreement in connection with a new at-the-market offering program (“2021 ATM Program”), replacing our prior at-the-market offering program (“2019 ATM Program”). Under the 2021 ATM Program, we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2022, we had common shares having an aggregate offering price of up to $126.6 million remaining available under the 2021 ATM Program.
The table below provides details on the sale of common shares under the 2021 ATM Program and the 2019 ATM Program during the years ended December 31, 2022 and 2021.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2022	321	$31,732	$98.89
Year ended December 31, 2021	1,817	$156,449	$86.13
(1)Total consideration is net of $338,000 and $2.1 million in commissions for the years ended December 31, 2022 and 2021, respectively.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a share repurchase program (the “ Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the year ended December 31, 2022. As of December 31, 2022, we had $21.0 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2022	432	$29,059	$67.23
(1)Amount includes commissions.
Issuance of Series C Preferred Shares. On October 2, 2017, we issued 4.1 million shares of our 6.625% Series C Cumulative Redeemable Preferred Shares (“Series C preferred shares”). As of December 31, 2022 and 2021, we had 3.9 million Series C preferred shares outstanding. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at our option on or after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate, as of December 31, 2022 and 2021).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units as of December 31, 2022 and 2021. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder's option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $16.6 million. Changes in the redemption value are based on changes in the trading value of our common shares and are charged to common shares on our Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the consolidated statements of equity within net income (loss) attributable to controlling interests and noncontrolling interests.
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
Our noncontrolling interests – consolidated real estate entities at December 31, 2022 and 2021 were as follows:

	(in thousands)
	December 31, 2022	December 31, 2021
IRET - Cypress Court Apartments, LLC	$627	$648

NOTE 6 • DEBT
The following table summarizes our indebtedness, excluding deferred financing costs:

	(in thousands)
	December 31, 2022	December 31, 2021	Weighted Average Maturity in Years
Lines of credit	$113,500	$76,000	2.75
Term loans(1)	100,000	—	0.89
Unsecured senior notes(1)	300,000	300,000	8.26
Unsecured debt	513,500	376,000	6.15
Mortgages payable - Fannie Mae credit facility	198,850	198,850	8.34
Mortgages payable - other(2)	299,427	284,934	4.79
Total debt	$1,011,777	$859,784	5.76

Annual Weighted Average Interest Rates
Lines of credit (rate with swap)(3)	4.12%	2.74%
Term loan	5.57%	—
Unsecured senior notes	3.12%	3.12%
Mortgages payable - Fannie Mae credit facility	2.78%	2.78%
Mortgages payable - other	3.85%	3.81%
Total debt	3.62%	3.26%
(1)Included within notes payable on our Consolidated Balance Sheets.
(2)Net of fair value adjustments on acquisition of mortgage.
(3)The interest rate swap was terminated in February 2022. Refer to Note 7 - Derivative Instruments for more information.
As of December 31, 2022, 53 apartment communities were not encumbered by mortgages and are available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2022, we had additional borrowing availability of $136.5 million beyond the $113.5 million drawn, priced at an interest rate of 4.12%. At December 31, 2021, the $250.0 million line of credit had borrowing capacity of $173.5 million based on the value of unencumbered properties, of which $76.0 million was drawn on the line. This credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and has an accordion option to increase borrowing capacity up to $400.0 million.
The interest rate on the line of credit is based, at our option, on the lender's base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on our consolidated leverage, as defined under the Third Amended and Restated Credit Agreement. The terms of our unsecured credit facility allow for the transition to an alternate benchmark interest rate, including the secured overnight financing rate (“SOFR”), to replace any outstanding LIBOR borrowings at the time LIBOR is no longer published. Our unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe that we are in compliance with all such financial covenants and limitations as of December 31, 2022.
We also have a $6.0 million unsecured operating line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2024, with pricing based on SOFR.
In January 2021, we amended and expanded our private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. In September 2021, we entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, we issued $200.0 million unsecured senior notes with $25.0 million remaining available as of December 31, 2022. The following table shows the notes issued under both agreements.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, we entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan is based on SOFR, plus a margin that ranges from 120 to 175 basis points based on our consolidated leverage ratio. The Term Loan has a 364-day term but may be extended, at our option and subject to certain conditions, for one additional 364-day term.
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 16 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2022 and 2021, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
As of December 31, 2022, we owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.47% to 4.57%, and the mortgage loans have varying maturity dates from May 1, 2023, through September 1, 2031. As of December 31, 2022, we believe there are no material defaults or instances of material noncompliance in regards to any of these mortgage loans.
The aggregate amount of required future principal payments on lines of credit, notes payable, and mortgages payable, as of December 31, 2022 is as follows:

(in thousands)
2023	$145,988
2024	5,012
2025	147,350
2026	50,088
2027	47,088
Thereafter	616,251
Total payments	$1,011,777
NOTE 7 • DERIVATIVE INSTRUMENTS
We used interest rate derivatives to stabilize interest expense and to manage our exposure to interest rate fluctuations. To accomplish this objective, we primarily used interest rate swap contracts to fix variable rate interest debt.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate an additional $936,000 will be reclassified as an increase to interest expense.
Derivatives not designated as hedges were not speculative and were used to manage our exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships were recorded directly into earnings within other income (loss) in the Consolidated Statements of Operations. For the years ended December 31, 2022 and 2021, we recorded a gain of $582,000 and $419,000, respectively, related to the interest rate swap not designated in a hedging relationship prior to its termination.
In February 2022, we paid $3.2 million to terminate our $75.0 million interest rate swap and our $70.0 million forward swap. As of December 31, 2022, we had no remaining interest rate swaps.
At December 31, 2021, we had one interest rate swap contract designated as a cash flow hedge of interest rate risk with a total notional amount of $75.0 million to fix the interest rate on the line of credit. We also had one interest rate swap with a notional amount of $70.0 million that was not effective until January 31, 2023 and was not designated as a hedge in a qualifying hedging relationship.
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
The fair value of the derivative financial instruments as well as their classification on our Consolidated Balance Sheets as of December 31, 2022 and 2021 is detailed below.

		(in thousands)
		December 31, 2022	December 31, 2021
	Balance Sheet Location	Fair Value	Fair Value
Total derivative instruments designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$4,610
Total derivative instruments not designated as hedging instruments - interest rate swaps	Accounts Payable and Accrued Expenses	$—	$1,097
The effect of the Company's derivative financial instruments on the consolidated statements of operations as of December 31, 2022, 2021, and 2020 is detailed below.

	(in thousands)
	Gain (Loss) Recognized in OCI			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)
	Year Ended December 31,				Year Ended December 31,
	2022	2021	2020		2022	2021	2020
Total derivatives in cash flow hedging relationships - interest rate swaps	$1,581	$2,383	$(11,068)	Interest expense	$(799)	$(9,087)	$(2,770)
NOTE 8 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, and accrued expenses are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt and notes payable that re-prices frequently, fair values are based on carrying values.
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets
Notes receivable	Other assets	$5,871	$—	$—	$5,871

December 31, 2021
Assets
Mortgages and notes receivable	Mortgages receivable	$49,484	$—	$—	$49,484
Liabilities
Derivative instruments - interest rate swaps	Accounts payable and accrued expenses	$5,707	$—	$—	$5,707
The fair value of our interest rate swaps was determined using the market standard methodology of netting discounted expected variable cash payments and receipts. The variable cash payments and receipts are based on an expectation of future interest rates (a forward curve) derived from observable market interest rate curves. We consider both our own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurement (Level 3).
We utilize an income approach with Level 3 inputs based on expected future cash flows to value these instruments. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to 10.75%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in fair value of these receivables from period to period are reported in interest and other income on our Consolidated Statements of Operations.

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2022	$5,871	$16	$669	$685
Year ended December 31, 2021	$49,484	$14	$2,403	$2,417
As of December 31, 2022 and 2021, we had investments totaling $1.6 million and $903,000, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on our Consolidated Balance Sheets The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of December 31, 2022, we had unfunded commitments of $1.4 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets measured at fair value on a nonrecurring basis at December 31, 2022 and 2021.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable and unsecured senior notes is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates (Level 3).
The estimated fair values of our financial instruments as of December 31, 2022 and 2021 are as follows:

		(in thousands)
		December 31, 2022		December 31, 2021
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$10,458	$10,458	$31,267	$31,267
Restricted cash	Restricted cash	1,433	1,433	7,358	7,358
FINANCIAL LIABILITIES
Revolving lines of credit(1)	Revolving lines of credit	113,500	113,500	76,000	76,000
Term loans	Notes payable	100,000	100,000	—	—
Unsecured senior notes	Notes payable	300,000	238,446	300,000	308,302
Mortgages payable - Fannie Mae credit facility	Mortgages payable	198,850	161,297	198,850	198,850
Mortgages payable - other	Mortgages payable	299,427	274,029	284,934	284,546
(1)Excluding the effect of the interest rate swap agreement at December 31, 2021.

NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
We acquired $211.9 million and $499.8 million of new real estate during the years ended December 31, 2022 and 2021, respectively. Our acquisitions during the years ended December 31, 2022 and 2021 are detailed below.
Year Ended December 31, 2022

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
(1)Excludes $573,000 in capitalized transaction cost.
(2)Fair value of operating partnership units issued on acquisition.
(3)Assumption of seller's debt upon closing for Martin Blu, Zest, and Elements. Mezzanine and construction loans, financed by Centerspace, exchanged as partial consideration for the acquisition of Noko Apartments.
(4)Debt discount on assumed mortgage.

Year Ended December 31, 2021

		(in thousands)
		Total	Form of Consideration			Investment Allocation
	Date	Acquisition						Intangible
Acquisitions	Acquired	Cost(1)	Cash	Units(2)	Other(3)	Land	Building	Assets	Other(4)
256 homes - Union Pointe Apartment Homes - Longmont, CO	January 6, 2021	$76,900	$76,900	$—	$—	$5,727	$69,966	$1,207	$—
120 homes - Bayberry Place - Minneapolis, MN	September 1, 2021	16,673	898	9,855	5,920	1,807	14,113	753	—
251 homes - Burgundy & Hillsboro Court - Minneapolis, MN	September 1, 2021	35,569	2,092	22,542	10,935	2,834	31,148	1,587	—
97 homes - Venue on Knox - Minneapolis, MN	September 1, 2021	18,896	500	11,375	7,021	3,438	14,743	715	—
120 homes - Gatewood - St. Cloud, MN	September 1, 2021	7,781	378	3,388	4,015	327	6,858	596	—
84 homes - Grove Ridge - Minneapolis, MN	September 1, 2021	12,060	121	8,579	3,360	1,250	10,271	539	—
119 homes - The Legacy - St. Cloud, MN	September 1, 2021	10,560	229	5,714	4,617	412	9,556	592	—
151 homes - New Hope Garden & Village - Minneapolis, MN	September 1, 2021	15,006	1,435	10,812	2,759	1,603	12,578	825	—
330 homes - Palisades - Minneapolis, MN	September 1, 2021	53,354	2,884	30,470	20,000	6,919	46,577	2,211	(2,353)
96 homes - Plymouth Pointe - Minneapolis, MN	September 1, 2021	14,450	370	9,061	5,019	1,042	12,809	599	—
93 homes - Pointe West - St. Cloud, MN	September 1, 2021	7,558	91	3,605	3,862	246	6,849	463	—
301 homes - River Pointe - Minneapolis MN	September 1, 2021	38,348	2,249	21,653	14,446	3,346	33,117	1,885	—
70 homes - Southdale Parc - Minneapolis, MN	September 1, 2021	9,670	165	7,907	1,598	1,569	7,740	361	—
62 homes - Portage - Minneapolis, MN	September 1, 2021	9,171	323	5,588	3,260	2,133	6,685	353	—
200 homes - Windsor Gates - Minneapolis, MN	September 1, 2021	22,231	1,122	12,080	9,029	2,140	18,943	1,148	—
136 homes - Wingate - Minneapolis, MN	September 1, 2021	15,784	723	10,246	4,815	1,480	13,530	774	—
178 homes - Woodhaven - Minneapolis, MN	September 1, 2021	25,009	1,682	15,200	8,127	3,940	20,080	989	—
288 homes - Woodland Pointe - Minneapolis, MN	September 1, 2021	47,796	437	29,438	17,921	5,367	40,422	2,007	—
176 homes - Civic Lofts - Denver, CO	December 21, 2021	63,000	63,000	—	—	6,166	55,204	1,630	—
Total Acquisitions		$499,816	$155,599	$217,513	$126,704	$51,746	$431,189	$19,234	$(2,353)
(1)Includes $36.1 million for additional fair value of Series E preferred units and excludes $9.1 million in capitalized transaction costs for the September 1, 2021 portfolio acquisition.
(2)Fair value of Series E preferred units at the acquisition date.
(3)Payoff of debt or assumption of seller's debt upon closing.
(4)Debt discount on assumed mortgage.
DISPOSITIONS
We had no dispositions during the year ended December 31, 2022 compared to dispositions of $62.3 million during the year ended December 31, 2021. The dispositions for the years ended December 31, 2021 are detailed below.

Year Ended December 31, 2021

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
76 homes - Crystal Bay-Rochester, MN	May 25, 2021	$13,650	$10,255	$3,395
40 homes - French Creek-Rochester, MN	May 25, 2021	6,700	4,474	2,226
182 homes - Heritage Manor-Rochester, MN	May 25, 2021	14,125	4,892	9,233
140 homes - Olympik Village-Rochester, MN	May 25, 2021	10,725	6,529	4,196
151 homes - Winchester/Village Green-Rochester, MN	May 25, 2021	14,800	7,010	7,790
		$60,000	$33,160	$26,840
Other
Minot IPS	October 18, 2021	$2,250	$1,573	$677

Total Dispositions		$62,250	$34,733	$27,517
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
The following tables present NOI for the years ended December 31, 2022, 2021, and 2020 from our reportable segment and reconcile net operating income to net income as reported in the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	(in thousands)
Year ended December 31, 2022	Multifamily	All Other	Total
Revenue	$252,950	$3,766	$256,716
Property operating expenses, including real estate taxes	107,431	1,206	108,637
Net operating income	$145,519	$2,560	$148,079
Property management expenses			(9,895)
Casualty loss			(1,591)
Depreciation and amortization			(105,257)
General and administrative expenses			(17,516)
Gain (loss) on sale of real estate and other investments			41
Interest expense			(32,750)
Interest and other income (loss)			1,248
Net income (loss)			$(17,641)

	(in thousands)
Year ended December 31, 2021	Multifamily	All Other	Total
Revenue	$195,624	$6,081	$201,705
Property operating expenses, including real estate taxes	79,096	2,761	81,857
Net operating income	$116,528	$3,320	$119,848
Property management expenses			(8,752)
Casualty loss			(344)
Depreciation and amortization			(92,165)
General and administrative expenses			(16,213)
Gain (loss) on sale of real estate and other investments			27,518
Interest expense			(29,078)
Interest and other income			(2,915)
Net income (loss)			$(2,101)

	(in thousands)
Year ended December 31, 2020	Multifamily	All Other	Total
Revenue	$164,126	$13,868	$177,994
Property operating expenses, including real estate taxes	66,356	6,802	73,158
Net operating income	$97,770	$7,066	$104,836
Property management expenses			(5,801)
Casualty loss			(1,662)
Depreciation and amortization			(75,593)
General and administrative expenses			(13,440)
Gain (loss) on sale of real estate and other investments			25,503
Interest expense			(27,525)
Interest and other income			(1,575)
Net income (loss)			$4,743
Segment Assets and Accumulated Depreciation

	(in thousands)
As of December 31, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,507,448	$26,676	$2,534,124
Less accumulated depreciation	(527,199)	(8,202)	(535,401)
Total property owned	$1,980,249	$18,474	$1,998,723
Cash and cash equivalents			10,458
Restricted cash			1,433
Other assets			22,687
Total Assets			$2,033,301

	(in thousands)
As of December 31, 2021	Multifamily	All Other	Total
Segment assets
Property owned	$2,244,250	$26,920	$2,271,170
Less accumulated depreciation	(436,004)	(7,588)	(443,592)
Total property owned	$1,808,246	$19,332	$1,827,578
Cash and cash equivalents			31,267
Restricted cash			7,358
Other assets			30,582
Mortgage loans receivable			43,276
Total Assets			$1,940,061

NOTE 11 • RETIREMENT PLANS
We sponsor a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. We currently match, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. Matching contributions are fully vested when made. We recognized expense of approximately $1.3 million, $1.0 million, and $875,000 in the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 12 • COMMITMENTS AND CONTINGENCIES
Legal Proceedings. We are currently the named defendant in a lawsuit where the owner of a neighboring property claims a retaining wall at one of our properties is causing water damage to the neighboring property. The claim is for damage to the property and monetary losses. We cannot, with any level of certainty, predict the outcome of the lawsuit or provide an estimate for any potential settlement. We are involved in various lawsuits arising in the normal course of business and believe that such matters will not have a material adverse effect on our consolidated financial statements.
Environmental Matters. It is generally our policy to obtain a Phase I environmental assessment of each property that we seek to acquire. Such assessments have not revealed, nor are we aware of, any environmental liabilities that we believe would have a material adverse effect on our financial position or results of operations. We own properties that contain or potentially contain (based on the age of the property) asbestos, lead, or underground storage tanks. For certain of these properties, we estimated the fair value of the conditional asset retirement obligation and chose not to book a liability because the amounts involved were immaterial. With respect to certain other properties, we have not recorded any related asset retirement obligation as the fair value of the liability cannot be reasonably estimated due to insufficient information. We believe we do not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others. These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead and/or underground storage tanks.
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
Restrictions on Taxable Dispositions. Thirty-seven of our apartment communities, consisting of approximately 6,758 homes, are subject to restrictions on taxable dispositions under agreements entered into with some of the sellers or contributors of the properties and are effective for varying periods. We do not believe that the agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes rather than for sale. Where we deem it to be in our shareholders’ best interests to dispose of such properties, we generally seek to structure sales of such properties as tax deferred transactions under Section 1031 of the Code. Otherwise, we may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, we have the right, in our sole discretion, to acquire such Units by either making a cash payment or acquiring the Units for our common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of our common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2022 and 2021, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for our common shares, was approximately $58.0 million and $90.9 million, respectively.
Unfunded Commitments. Centerspace has unfunded commitments of $1.4 million in two real estate technology venture funds. Refer to Note 8 - Fair Value Measurements for additional information regarding these investments.
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under our 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 which allows for awards in the form of cash, unrestricted, and restricted common shares, stock options, stock appreciation rights, and restricted stock units (“RSUs”) up to an aggregate of 775,000 shares over the ten-year period in which the plan will be in effect. Under our 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Through December 31, 2022, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. We account for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Year Ended December 31, 2022 LTIP Awards
Awards granted to employees on January 1, 2022, consist of an aggregate of 5,849 time-based RSU awards, 13,407 performance based RSUs based on total shareholder return (“TSR”), and 30,002 stock options. The time-based RSUs vest as to one-third of the shares on each of January 1, 2023, January 1, 2024, and January 1, 2025. The stock options vest as to 25% on each of January 1, 2023, January 1, 2024, January 1, 2025, and January 1, 2026 and expire 10 years after grant date. The fair value of stock options was $17.094 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

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
Awards granted to trustees on May 17, 2022 consisted of 6,563 RSUs with a one-year vesting period. All of these awards are classified as equity awards. We recognize compensation expense associated with the time-based awards ratably over the requisite service period. The fair value of share awards at grant date for non-employee trustees was approximately $618,000, $425,000, and $533,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020, for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,
	2022	2021	2020
Share based compensation expense	$2,615	$2,689	$2,106
Restricted Stock Units
During the year ended December 31, 2022, we issued 8,203 time-based RSUs to employees and 7,156 to trustees. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the year ended December 31, 2022 was $1.5 million. The total compensation cost related to non-vested time-based RSUs not yet recognized is $646,000, which we expect to recognize over a weighted average period of 1.3 years.
The unamortized value of RSUs with market conditions as of December 31, 2022, 2021, and 2020, was approximately $1.7 million, $1.1 million, and $487,000, respectively.
The activity for the years ended December 31, 2022, 2021, and 2020, related to our RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at December 31, 2019	22,346	$58.41	37,822	$68.62
Granted	17,981	68.25	—	—
Vested	(14,991)	59.10	(13,357)	74.68
Change in awards(1)	—	—	4,436	—
Forfeited	(508)	62.99	(1,907)	63.92
Unvested at December 31, 2020	24,828	$65.03	26,994	$67.87
Granted	13,693	71.54	19,224	87.04
Vested	(17,065)	63.42	(35,920)	65.34
Change in awards(1)	—	—	8,926	—
Forfeited	(482)	70.44	—	—
Unvested at December 31, 2021	20,974	$69.97	19,224	$87.04
Granted	15,359	96.29	13,559	131.05
Vested	(13,357)	69.24	—	—
Forfeited	(1,562)	76.49	(2,741)	87.04
Unvested at December 31, 2022	21,414	$88.83	30,042	$106.90
(1)Represents the change in the number of restricted stock units earned at the end of the measurement period.
Stock Options
During the year ended December 31, 2022, we issued 30,245 stock options to employees. The stock options vest over a four-year period. The weighted average grant date fair value of the stock options granted during the year ended December 31, 2022 was $17.02 per share. The total compensation costs related to non-vested stock options not yet recognized is $363,000, which we expect to recognize over a weighted average period of 2.53 years.
The stock option activity for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2019	—	—
Granted	141,000	$66.36
Exercised	—	—
Forfeited	(1,952)	66.36
Outstanding at December 31, 2020	139,048	$66.36
Exercisable at December 31, 2020	—	—
Granted	43,629	70.64
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	182,677	$67.38
Exercisable at December 31, 2021	34,758	66.36
Granted	30,245	110.67
Exercised	—	—
Forfeited	(16,299)	67.59
Outstanding at December 31, 2022	196,623	$74.02
Exercisable at December 31, 2022	80,421	$66.94
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2022, stock options outstanding had no aggregate intrinsic value with a weighted average remaining contractual term of 6.74 years.

NOTE 14 • SUBSEQUENT EVENTS
Subsequent to December 31, 2022, we entered into definitive purchase and sale agreements for nine communities and believe they will close in the first quarter.The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects.

CENTERSPACE AND SUBSIDIARIES
December 31, 2022
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at					Life on Which
		Initial Cost to Company			Close of Period					Depreciation in
				Costs Capitalized					Date of	Latest Income
			Buildings &	Subsequent to		Buildings &		Accumulated	Construction	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	or Acquisition	Computed
Same-Store
71 France - Edina, MN	$50,933	$4,721	$61,762	$781	$4,801	$62,463	$67,264	$(19,278)	2016	30-37	years
Alps Park Apartments - Rapid City, SD	—	287	5,551	731	336	6,233	6,569	(2,053)	2013	30-37	years
Arcata Apartments - Golden Valley, MN	—	2,088	31,036	576	2,128	31,572	33,700	(10,664)	2015	30-37	years
Ashland Apartment Homes - Grand Forks, ND	—	741	7,569	402	823	7,889	8,712	(2,981)	2012	30-37	years
Avalon Cove Townhomes - Rochester, MN	—	1,616	34,074	1,880	1,808	35,762	37,570	(8,751)	2016	30-37	years
Boulder Court Apartment Homes - Eagan, MN	—	1,067	5,498	3,179	1,576	8,168	9,744	(4,980)	2003	30-37	years
Canyon Lake Apartments - Rapid City, SD	—	305	3,958	2,471	420	6,314	6,734	(3,645)	2001	30-37	years
Cardinal Point Apartments - Grand Forks, ND	—	1,600	33,400	540	1,727	33,813	35,540	(5,318)	2013	30-37	years
Cascade Shores Townhomes + Flats - Rochester, MN	45,100	6,588	67,072	9,623	6,776	76,507	83,283	(19,922)	2015-2016	30-37	years
Castlerock Apartment Homes - Billings, MT	—	736	4,864	2,441	1,045	6,996	8,041	(4,917)	1998	30-37	years
Chateau Apartment Homes - Minot, ND	—	301	20,058	1,256	326	21,289	21,615	(7,659)	2013	30-37	years
Cimarron Hills Apartments - Omaha, NE	8,700	706	9,588	5,256	1,639	13,911	15,550	(8,665)	2001	30-37	years
Commons and Landing at Southgate - Minot, ND	—	5,945	47,512	2,793	6,424	49,826	56,250	(17,451)	2015	30-37	years
Connelly on Eleven - Burnsville, MN	—	2,401	11,515	17,012	3,206	27,722	30,928	(16,356)	2003	30-37	years
Cottonwood Apartment Homes - Bismarck, ND	—	1,056	17,372	6,308	1,962	22,774	24,736	(13,762)	1997	30-37	years
Country Meadows Apartment Homes - Billings, MT	—	491	7,809	1,742	599	9,443	10,042	(6,184)	1995	30-37	years
Cypress Court Apartments - St. Cloud, MN	11,023	1,583	18,879	666	1,625	19,503	21,128	(6,593)	2012	30-37	years
Deer Ridge Apartment Homes - Jamestown, ND	—	711	24,129	459	785	24,514	25,299	(8,119)	2013	30-37	years
Donovan Apartment Homes - Lincoln, NE	—	1,515	15,730	6,822	1,817	22,250	24,067	(7,838)	2012	30-37	years
Dylan at RiNo - Denver, CO	—	12,155	77,215	1,208	12,241	78,337	90,578	(13,596)	2018	30	years
Evergreen Apartment Homes - Isanti, MN	—	1,129	5,524	713	1,159	6,207	7,366	(2,550)	2008	30-37	years
FreightYard Townhomes & Flats - Minneapolis, MN	—	1,889	23,616	1,372	1,895	24,982	26,877	(3,031)	2019	30	years
Gardens Apartments - Grand Forks, ND	—	518	8,702	160	535	8,845	9,380	(2,441)	2015	30-37	years
Grand Gateway Apartment Homes - St. Cloud, MN	—	814	7,086	2,388	970	9,318	10,288	(4,316)	2012	30-37	years
Greenfield - Omaha, NE	—	578	4,122	3,241	876	7,065	7,941	(3,324)	2007	30-37	years
Homestead Garden Apartments - Rapid City, SD	—	655	14,139	1,547	792	15,549	16,341	(4,560)	2015	30-37	years
Ironwood - New Hope, MN	—	2,165	36,874	540	2,167	37,412	39,579	(3,966)	2020	30	years
Lakeside Village Apartment Homes - Lincoln, NE	—	1,215	15,837	5,069	1,476	20,645	22,121	(7,156)	2012	30-37	years
Legacy Apartments - Grand Forks, ND	—	1,362	21,727	11,036	2,474	31,651	34,125	(20,814)	1995-2005	30-37	years
Legacy Heights Apartment Homes - Bismarck, ND	—	1,207	13,742	399	1,142	14,206	15,348	(3,592)	2015	30-37	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	3,577	7,679	91,343	99,022	(11,223)	2019	30	years
Meadows Apartments - Jamestown, ND	—	590	4,519	2,103	730	6,482	7,212	(4,287)	1998	30-37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	631	1,951	30,550	32,501	(7,538)	2017	30-37	years
Monticello Village - Monticello, MN	—	490	3,756	1,263	655	4,854	5,509	(2,865)	2004	30-37	years
Northridge Apartments - Bismarck, ND	—	884	7,515	266	1,048	7,617	8,665	(2,182)	2015	30-37	years
Olympic Village Apartments - Billings, MT	—	1,164	10,441	4,464	1,885	14,184	16,069	(9,160)	2000	30-37	years
Oxbo Urban Rentals - St Paul, MN	—	5,809	51,586	565	5,822	52,138	57,960	(10,412)	2018	30	years
Park Meadows Apartment Homes - Waite Park, MN	—	1,143	9,099	10,149	2,140	18,251	20,391	(13,904)	1997	30-37	years
Park Place Apartments - Plymouth, MN	—	10,609	80,781	19,032	10,819	99,603	110,422	(21,002)	2018	30	years
Parkhouse Apartment Homes - Thornton, CO	—	10,474	132,105	1,583	10,484	133,678	144,162	(12,245)	2020	30	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2022
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at					Life on Which
		Initial Cost to Company			Close of Period					Depreciation in
				Costs Capitalized					Date of	Latest Income
			Buildings &	Subsequent to		Buildings &		Accumulated	Construction	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	or Acquisition	Computed
Plaza Apartments - Minot, ND	—	867	12,784	3,160	1,011	15,800	16,811	(6,823)	2009	30-37	years
Pointe West Apartments - Rapid City, SD	—	240	3,538	2,299	463	5,614	6,077	(4,303)	1994	30-37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	566	419	5,106	5,525	(1,993)	2012	30-37	years
Prosper West - Waite Park, MN	16,425	939	10,167	17,243	1,912	26,437	28,349	(14,646)	1995	30-37	years
Quarry Ridge Apartments - Rochester, MN	22,733	2,254	30,024	8,777	2,412	38,643	41,055	(14,145)	2006	30-37	years
Red 20 Apartments - Minneapolis, MN	20,256	1,900	24,116	758	1,908	24,866	26,774	(8,313)	2015	30-37	years
Regency Park Estates - St. Cloud, MN	6,923	702	10,198	8,040	1,179	17,761	18,940	(6,476)	2011	30-37	years
Rimrock West Apartments - Billings, MT	—	330	3,489	2,102	568	5,353	5,921	(3,623)	1999	30-37	years
River Ridge Apartment Homes - Bismarck, ND	—	576	24,670	1,214	922	25,538	26,460	(9,992)	2008	30-37	years
Rocky Meadows Apartments - Billings, MT	—	656	5,726	1,732	840	7,274	8,114	(5,084)	1995	30-37	years
Rum River Apartments - Isanti, MN	—	843	4,823	542	870	5,338	6,208	(2,591)	2007	30-37	years
Silver Springs Apartment Homes - Rapid City, SD	—	215	3,007	1,116	273	4,065	4,338	(1,319)	2015	30-37	years
South Pointe Apartment Homes - Minot, ND	—	550	9,548	6,374	1,489	14,983	16,472	(11,368)	1995	30-37	years
SouthFork Townhomes + Flats - Lakeville, MN	21,675	3,502	40,153	11,146	3,583	51,218	54,801	(9,354)	2019	30	years
Southpoint Apartments - Grand Forks, ND	—	576	9,893	444	663	10,250	10,913	(3,098)	2013	30-37	years
Sunset Trail Apartment Homes - Rochester, MN	—	336	12,814	3,621	826	15,945	16,771	(10,109)	1999	30-37	years
Thomasbrook Apartment - Lincoln, NE	13,100	600	10,306	6,391	1,710	15,587	17,297	(9,677)	1999	30-37	years
Westend - Denver, CO	—	25,525	102,180	1,270	25,532	103,443	128,975	(17,153)	2018	30	years
Whispering Ridge - Omaha, NE	18,691	2,139	25,424	5,780	2,551	30,792	33,343	(10,636)	2012	30-37	years
Woodridge on Second - Rochester, MN	—	370	6,028	6,373	761	12,010	12,771	(7,328)	1997	30-37	years
Total Same-Store	$235,559	$142,236	$1,427,116	$225,192	$158,655	$1,635,889	$1,794,544	$(497,331)
Non-Same-Store
Bayberry Place - Eagan, MN	11,048	1,807	14,113	801	1,865	14,856	16,721	(736)	2021	30	years
Burgundy & Hillsboro - New Hope, MN	23,570	2,834	31,149	1,816	2,913	32,886	35,799	(1,686)	2021	30	years
Civic Lofts - Denver, CO	—	6,166	55,182	172	6,171	55,349	61,520	(2,318)	2021	30	years
Elements of Linden Hills - Minneapolis, MN	5,969	941	7,853	178	949	8,023	8,972	(332)	2022	30	years
Gatewood - Waite Park, MN	5,156	327	6,858	808	342	7,651	7,993	(428)	2021	30	years
Grove Ridge - Cottage Grove, MN	7,992	1,250	10,271	551	1,293	10,779	12,072	(546)	2021	30	years
Legacy Waite Park - Waite Park, MN	6,923	412	9,556	1,008	426	10,550	10,976	(580)	2021	30	years
Lyra Apartments - Centennial, CO	—	6,473	86,149	163	6,481	86,304	92,785	(1,123)	2022	30	years
Martin Blu - Eden Prairie, MN	27,939	3,547	45,212	323	3,560	45,522	49,082	(1,854)	2022	30	years
New Hope Garden & Village - New Hope, MN	9,943	1,603	12,578	1,032	1,651	13,562	15,213	(742)	2021	30	years
Noko Apartments - Minneapolis, MN	—	1,915	42,636	98	1,918	42,731	44,649	(1,690)	2022	30	years
Palisades - Roseville, MN	22,048	6,919	46,577	1,010	6,959	47,547	54,506	(2,360)	2021	30	years
Plymouth Pointe - Plymouth, MN	9,575	1,042	12,810	801	1,073	13,580	14,653	(723)	2021	30	years
Pointe West - St. Cloud, MN	5,008	246	6,850	765	260	7,601	7,861	(422)	2021	30	years
Portage - Minneapolis, MN	5,991	2,133	6,685	535	2,226	7,127	9,353	(348)	2021	30	years
River Pointe - Fridley, MN	25,412	3,346	33,118	2,144	3,426	35,182	38,608	(1,764)	2021	30	years
Southdale Parc - Richfield, MN	5,301	1,569	7,740	466	1,618	8,157	9,775	(401)	2021	30	years
Union Pointe - Longmont, CO	—	5,727	69,966	624	5,736	70,581	76,317	(5,495)	2021	30	years
Venue on Knox - Minneapolis, MN	11,660	3,438	14,743	2,514	3,530	17,165	20,695	(815)	2021	30	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2022
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at					Life on Which
		Initial Cost to Company			Close of Period					Depreciation in
				Costs Capitalized					Date of	Latest Income
			Buildings &	Subsequent to		Buildings &		Accumulated	Construction	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	or Acquisition	Computed
Windsor Gates - Brooklyn Park, MN	14,731	2,140	18,943	1,850	2,204	20,729	22,933	(1,065)	2021	30	years
Wingate - New Hope, MN	10,459	1,480	13,530	1,018	1,526	14,502	16,028	(766)	2021	30	years
Woodhaven - Minneapolis, MN	14,408	3,940	20,080	1,223	4,040	21,203	25,243	(1,036)	2021	30	years
Woodland Pointe - Woodbury, MN	31,675	5,367	40,422	3,932	5,449	44,272	49,721	(2,217)	2021	30	years
Zest - Minneapolis, MN	7,910	936	10,209	284	946	10,483	11,429	(421)	2022	30	years
Total Non-Same-Store	$262,718	$65,558	$623,230	$24,116	$66,562	$646,342	$712,904	$(29,868)
Total Multifamily	$498,277	$207,794	$2,050,346	$249,308	$225,217	$2,282,231	$2,507,448	$(527,199)

Other - Mixed Use
71 France - Edina, MN(2)	—	$—	$5,879	$518	$—	$6,397	$6,397	$(1,457)	2016	30-37	years
Civic Lofts - Denver, CO	—	—	—	—	—	—	—	—	2021	30	years
Lugano at Cherry Creek - Denver, CO	—	—	1,600	738	—	2,338	2,338	(234)	2019	30	years
Noko Apartments - Minneapolis, MN	—	—	118	—	—	118	118	(8)	2022	30	years
Oxbo Urban Rentals- St Paul, MN	—	—	3,472	54	—	3,526	3,526	(620)	2015	30	years
Plaza Apartments - Minot, ND	—	389	5,444	3,467	607	8,693	9,300	(4,683)	2009	30-37	years
Red 20 Apartments - Minneapolis, MN(2)	—	—	2,525	434	—	2,959	2,959	(892)	2015	30-37	years
Zest - Minneapolis, MN(2)	—	—	52	1	—	53	53	(10)	2022	30	years
Total Other - Mixed Use	—	$389	$19,090	$5,212	$607	$24,084	$24,691	$(7,904)

Other - Commercial
3100 10th St SW - Minot, ND	—	$246	$1,866	$(127)	$246	$1,739	$1,985	$(298)	2019	30	years
Total Other - Commercial	—	$246	$1,866	$(127)	$246	$1,739	$1,985	$(298)

Total	$498,277	$208,429	$2,071,302	$254,393	$226,070	$2,308,054	$2,534,124	$(535,401)
(1)Amounts in this column are the mortgages payable balance as of December 31, 2022. These amounts do not include amounts owing under the Company's multi-bank line of credit, term loan, or unsecured senior notes.
(2)Encumbrances are listed with the multifamily property description.

CENTERSPACE AND SUBSIDIARIES
December 31, 2022
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the years ended December 31, 2022, 2021, and 2020 are as follows:

	(in thousands)
	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$2,271,170	$1,812,557	$1,643,077
Additions during year
Multifamily and Other	206,623	491,648	181,771
Improvements and Other	57,203	34,427	27,460
	2,534,996	2,338,632	1,852,308
Deductions during year
Cost of real estate sold	—	(57,698)	(38,111)
Other (1)	(872)	(9,764)	(1,640)
Balance at close of year	$2,534,124	$2,271,170	$1,812,557

Reconciliations of accumulated depreciation/amortization for the years ended December 31, 2022, 2021, and 2020 are as follows:

	(in thousands)
	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$443,592	$399,249	$349,122
Additions during year
Provisions for depreciation	92,056	78,268	72,051
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	—	(24,161)	(21,440)
Other (1)	(247)	(9,764)	(484)
Balance at close of year	$535,401	$443,592	$399,249

Total real estate investments, excluding mortgage notes receivable (2)	$1,998,723	$1,827,578	$1,413,308
(1)Consists of the write off of fully depreciated assets and accumulated amortization and miscellaneous disposed assets.
(2)The estimated net basis, including held for sale properties, for Federal Income Tax purposes was $1.5 billion and $1.8 billion at December 31, 2022 and December 31, 2021, respectively.