Form 10-Q
period 2023-03-31
CENTERSPACE
filed 2023-05-01
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
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
    The number of common shares of beneficial interest outstanding as of April 24, 2023, was 14,960,425.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)	(Audited)
Real estate investments
Property owned	$2,420,911	$2,534,124
Less accumulated depreciation	(519,167)	(535,401)
Total real estate investments	1,901,744	1,998,723
Cash and cash equivalents	8,939	10,458
Restricted cash	48,903	1,433
Other assets	19,298	22,687
TOTAL ASSETS	$1,978,884	$2,033,301
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$56,639	$58,812
Revolving lines of credit	143,469	113,500
Notes payable, net of unamortized loan costs of $588 and $993, respectively	299,412	399,007
Mortgages payable, net of unamortized loan costs of $3,750 and $3,615, respectively	474,999	495,126
TOTAL LIABILITIES	$974,519	$1,066,445
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2023 and December 31, 2022, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at March 31, 2023 and December 31, 2022, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,032 shares issued and outstanding at March 31, 2023 and 15,020 shares issued and outstanding at December 31, 2022)	1,176,059	1,177,484
Accumulated distributions in excess of net income	(508,420)	(539,422)
Accumulated other comprehensive income (loss)	(1,917)	(2,055)
Total shareholders’ equity	$759,252	$729,537
Noncontrolling interests – Operating Partnership and Series E preferred units	227,920	220,132
Noncontrolling interests – consolidated real estate entities	633	627
TOTAL EQUITY	$987,805	$950,296
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,978,884	$2,033,301
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
REVENUE	$67,897	$60,314
EXPENSES
Property operating expenses, excluding real estate taxes	21,342	19,014
Real estate taxes	7,581	6,859
Property management expense	2,568	2,253
Casualty (gain) loss	252	598
Depreciation and amortization	25,993	31,001
General and administrative expenses	7,723	4,500
TOTAL EXPENSES	$65,459	$64,225
Gain (loss) on sale of real estate and other investments	60,159	—
Operating income (loss)	62,597	(3,911)
Interest expense	(10,319)	(7,715)
Interest and other income (loss)	49	1,063
NET INCOME (LOSS)	$52,327	$(10,563)
Dividends to Series D preferred unitholders	(160)	(160)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(8,566)	2,157
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(30)	(23)
Net income (loss) attributable to controlling interests	43,571	(8,589)
Dividends to preferred shareholders	(1,607)	(1,607)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$41,964	$(10,196)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$2.79	$(0.68)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$2.76	$(0.68)
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2023	2022
Net income (loss)	$52,327	$(10,563)
Other comprehensive income (loss):
Unrealized gain (loss) from derivative instrument	—	1,581
(Gain) loss on derivative instrument reclassified into earnings	138	304
Total comprehensive income (loss)	$52,465	$(8,678)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(8,543)	2,480
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(30)	(23)
Comprehensive income (loss) attributable to controlling interests	$43,892	$(6,221)

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended March 31, 2022	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net income (loss) attributable to controlling interests and noncontrolling interests				(8,589)		(2,134)	(10,723)
Change in fair value of derivatives and amortization of swap settlements					1,885		1,885
Distributions - common shares and Units ($0.73 per share and Unit)				(11,218)		(728)	(11,946)
Distributions – Series C preferred shares ($0.414063 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,757)	(1,757)
Share-based compensation, net of forfeitures		19	719				719
Sale of common shares, net		321	31,684				31,684
Issuance of Units			13,023			9,859	22,882
Redemption of Units for common shares		10	(388)			388	—
Redemption of units for cash						(2,903)	(2,903)
Change in redemption value of Series D preferred units			2,919				2,919
Shares withheld for taxes			(1,274)				(1,274)
Other		—	(253)			—	(253)
Balance at March 31, 2022	$93,530	15,366	$1,203,685	$(495,732)	$(2,550)	$226,973	$1,025,906

Three Months Ended March 31, 2023
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296
Net income (loss) attributable to controlling interests and noncontrolling interests				43,571		8,596	52,167
Amortization of swap settlements					138		138
Distributions - common shares and Units ($0.73 per share and unit)				(10,962)		(706)	(11,668)
Distributions – Series C preferred shares ($0.4140630 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,704)	(1,704)
Share-based compensation, net of forfeitures		12	1,519				1,519
Redemption of Units for common shares		4	(697)			697	—
Redemption of Series E preferred units for common shares		16	(935)			935	—
Shares repurchased	—	(19)	(1,022)	—			(1,022)
Shares withheld for taxes			(161)				(161)
Other		(1)	(129)			(24)	(153)
Balance at March 31, 2023	$93,530	15,032	$1,176,059	$(508,420)	$(1,917)	$228,553	$987,805

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,327	$(10,563)
Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	26,650	31,096
(Gain) loss on sale of real estate and other investments	(60,159)	—
Share-based compensation expense	1,519	719
(Gain) loss on interest rate swap mark-to-market and settlement amortization	138	(613)
Other, net	194	416
Changes in other assets and liabilities:
Other assets	1,783	1,316
Accounts payable and accrued expenses	(648)	(10,773)
Net cash provided by (used by) operating activities	$21,804	$11,598
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate and other investments	141,587	—
Payments for acquisitions of real estate investments	—	(9,545)
Payments for improvements of real estate investments	(11,237)	(3,474)
Other investing activities	834	288
Net cash provided by (used by) investing activities	$131,184	$(12,731)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(20,734)	(2,154)
Proceeds from revolving lines of credit	35,969	13,000
Principal payments on revolving lines of credit	(6,000)	(43,000)
Principal payments on notes payable	(100,000)	—
Payment for termination of interest rate swap	—	(3,209)
Net proceeds from issuance of common shares	—	31,684
Repurchase of common shares	(1,022)	—
Redemption of partnership units	—	(2,903)
Distributions paid to common shareholders	(10,917)	(10,812)
Distributions paid to preferred shareholders	(1,607)	(1,607)
Distributions paid to Series D preferred unitholders	(160)	(160)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(2,413)	(2,356)
Other financing activities	(153)	(253)
Net cash provided by (used by) financing activities	$(107,037)	$(21,770)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	45,951	(22,903)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,891	38,625
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$57,842	$15,722

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,804	$2,596
Operating partnership units converted to shares	(697)	(388)
Distributions declared but not paid to common shareholders	11,668	11,946
Series E preferred units converted to common shares	(935)	—
Retirement of shares withheld for taxes	161	1,274
Real estate assets acquired through assumption of debt	—	41,623
Fair value adjustment to debt	—	1,224
Real estate assets acquired through exchange of note receivable	—	43,276
Note receivable exchanged through real estate acquisition	—	(43,276)
Real estate assets acquired through issuance of operating partnership units	—	22,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,168	$7,182
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
Balance sheet description	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$8,939	$10,458	$13,313
Restricted cash	48,903	1,433	2,409
Total cash, cash equivalents and restricted cash	$57,842	$11,891	$15,722
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2023
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2023, Centerspace owned interests in 75 apartment communities consisting of 13,497 apartment homes.
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim Condensed Consolidated Financial Statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 21, 2023.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848	This ASU extends the sunset date of Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform to December 31, 2024.	This ASU is effective immediately for all companies.	The ASU will not have a material impact on the Condensed Consolidated Financial Statements.

RECLASSIFICATIONS
Certain previously reported amounts in Note 9 have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the Condensed Consolidated Statement of Operations, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and total shareholder’s equity.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of our bank deposits and our deposits in a money market mutual fund. As of March 31, 2023 restricted cash consisted primarily of net tax-deferred exchange proceeds remaining from a portion of our dispositions and escrows held by lenders. As of December 31, 2022, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions. We are potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended March 31, 2023 and 2022, rental income represents approximately 98.3% and 98.1% of total revenues, respectively, and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended March 31, 2023 and 2022, other property revenues represent the remaining 1.7% and 1.9% of total revenues, respectively, and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of March 31, 2023, was as follows:

(in thousands)
2023 (remainder)	$2,281
2024	2,999
2025	2,953
2026	2,350
2027	1,265
Thereafter	5,760
Total scheduled lease income - commercial operating leases	$17,608
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
The following table presents the disaggregation of revenue streams for the three months ended March 31, 2023 and 2022:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2023	2022
Fixed lease income - operating leases	Leases	$63,265	$56,673
Variable lease income - operating leases	Leases	3,500	2,523
Other property revenue	Revenue from contracts with customers	1,132	1,118
Total revenue		$67,897	$60,314
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the three months ended March 31, 2023, we recognized $60.2 million as a gain on the sale of real estate and other assets compared to no gain on sale in the same period of the prior year.

MARKET CONCENTRATION RISK
We are subject to increased exposure from economic and other competitive factors specific to markets where we hold a significant percentage of the carrying value of our real estate portfolio. As of March 31, 2023, we held more than 10% of the carrying value of our real estate portfolio in each of the following markets: Minneapolis, Minnesota and Denver, Colorado.
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
During the three months ended March 31, 2023 and 2022, the Company recorded no impairment charges.
NOTES RECEIVABLE
The Company has a tax increment financing note receivable (“TIF”) with a principal balance of $5.9 million and $6.1 million at March 31, 2023 and December 31, 2022, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year.
Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. The construction and mezzanine loans bore and accrued interest at 4.5% and 11.5%, respectively. The Company exercised its option to purchase the apartment community in exchange for the loans and cash, during the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, the loans had no remaining balance.

ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations within the Property operating expenses, excluding real estate taxes line item. During the three months ended March 31, 2023 and 2022, total advertising expense was $702,000 and $676,000, respectively.
SEVERANCE AND TRANSITION
On March 23, 2023, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) in connection with the departure of former CEO, Mark Decker, Jr. During the three months ended March 31, 2023, the Company incurred total severance costs of $2.2 million for the cash severance and benefits for Mr. Decker, $737,000 in share-based compensation expense for the acceleration of certain equity awards, and $306,000 in other CEO transition related expenses. Refer to Note 11 for additional information on the share-based compensation expense.
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
NOTE 3 • EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under the 2015 Incentive Plan, Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on the earnings per share upon the vesting of the RSUs or exercise of the ISOs or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings. Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
For the three months ended March 31, 2023, performance-based RSUs of 36,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended March 31, 2022, operating partnership units of 965,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.2 million, as converted, time-based RSUs of 14,000, weighted average stock options of 52,000, and performance-based RSUs of 33,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three months ended March 31, 2023 and 2022.

	(in thousands, except per share data)
	Three Months Ended March 31,
	2023	2022
NUMERATOR
Net income (loss) attributable to controlling interests	$43,571	$(8,589)
Dividends to preferred shareholders	(1,607)	(1,607)
Numerator for basic earnings (loss) per share – net income available to common shareholders	41,964	(10,196)
Noncontrolling interests – Operating Partnership and Series E preferred units	8,566	(2,157)
Dividends to preferred unitholders	160	160
Numerator for diluted earnings (loss) per share	$50,690	$(12,193)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	15,025	15,097
Effect of redeemable operating partnership units	968	—
Effect of Series D preferred units	228	—
Effect of Series E preferred units	2,118	—
Effect of dilutive restricted stock units and stock options	20	—
Denominator for diluted earnings per share	18,359	15,097

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$2.79	$(0.68)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$2.76	$(0.68)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 967,000 and 971,000 outstanding Units at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three months ended March 31, 2023 and 2022 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Net Book Basis
2023	4	$(697)
2022	10	$(388)
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the three months ended March 31, 2023 and 2022 as detailed in the table below.

	(in thousands, except per Unit data)
Three Months Ended March 31,	Number of Units	Aggregate Cost	Average Price Per Unit
2023	—	$—	$—
2022	31	$2,903	$93.14
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.7 million and 1.8 million Series E preferred units outstanding on March 31, 2023 and December 31, 2022, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $174.5 million. The holders of the Series E preferred units do not have voting rights.

	(in thousands)
	Number of Series E	Number of	Total
Three Months Ended March 31,	Preferred Units Redeemed	Common Shares Issued	Value
2023	13	16	$935
Common Shares and Equity Awards. Common shares outstanding on March 31, 2023 and December 31, 2022, totaled 15.0 million. There were 11,877 and 18,759 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three months ended March 31, 2023 and 2022, respectively, with a total grant-date fair value of $1.1 million and $1.5 million, respectively. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace had an equity distribution agreement in connection with an at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three months ended March 31, 2023 and 2022 under the 2021 ATM Program. As of March 31, 2023, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2023	—	$—	$—
2022	321	$31,732	$98.89
(1)Total consideration is net of $338,000 in commissions and issuance costs during the three months ended March 31, 2022.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three months ended March 31, 2023. As of March 31, 2023, the Company had $19.9 million remaining authorized for purchase under this program. Refer to Note 12 for repurchases made subsequent to March 31, 2023.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2023	19.464	$1,022	$52.51
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at March 31, 2023 and December 31, 2022. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at March 31, 2023 and December 31, 2022. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.

NOTE 5 • DEBT
The following is a summary of our secured and unsecured debt at March 31, 2023 and December 31, 2022.

	(in thousands)
	March 31, 2023		December 31, 2022
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at March 31, 2023
Lines of credit (1)	$143,469	6.39%	$113,500	4.12%	2.00
Term loans	—	—	100,000	5.57%	—
Unsecured senior notes (2)(5)	300,000	3.12%	300,000	3.12%	8.01
Unsecured debt	443,469		513,500		6.51
Mortgages payable - Fannie Mae credit facility (5)	198,850	2.78%	198,850	2.78%	7.99
Mortgages payable - other (3)(5)	279,340	3.85%	299,427	3.85%	5.09
Total debt (4)	$921,659	3.71%	$1,011,777	3.62%	6.06
(1)The interest rate swap was terminated in February 2022. Refer to Note 6 - Derivative Instruments for additional information. Interest rates on lines of credit are variable.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 13 at March 31, 2023 and 15 at December 31, 2022.
(4)Excludes deferred financing costs and premiums or discounts.
(5)Interest rate is fixed.
As of March 31, 2023, 50 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of March 31, 2023, the additional borrowing availability was $110.5 million beyond the $139.5 million drawn. This unsecured credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and to provide for an accordion option to increase borrowing capacity up to $400.0 million.
The interest rates on the line of credit is based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The terms of the unsecured credit facility allow for the transition to an alternate benchmark interest rate, including the secured overnight financing rate (“SOFR”), to replace any outstanding LIBOR borrowings at the time LIBOR is no longer published. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of March 31, 2023.
Centerspace also has a $6.0 million operating line of credit. As of March 31, 2023, the outstanding balance on this line of credit was $4.0 million. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2024, with pricing based on SOFR.
In January 2021, Centerspace amended and expanded its private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) to increase the aggregate amount available for issuance of unsecured senior promissory notes (“unsecured senior notes”) to $225.0 million. In September 2021, the Company entered into a note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of March 31, 2023. The following table shows the notes issued under both private shelf agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%

In November 2022, the Company entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan is based on SOFR, plus a margin that ranges from 120 to 175 basis points based on the consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of March 31, 2023, the term loan was paid in full. As of December 31, 2022, the term loan had a balance of $100.0 million.
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is secured by mortgages on 12 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of March 31, 2023 and December 31, 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of March 31, 2023, Centerspace owned 13 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of March 31, 2023, the Company believes that there were no material defaults or instances of noncompliance in regards to any of these mortgages payable.
The aggregate amount of required future principal payments on all debt as of March 31, 2023, was as follows:

(in thousands)
2023 (remainder)	$25,995
2024	8,981
2025	173,350
2026	50,088
2027	47,088
Thereafter	616,157
Total payments	$921,659
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”). Amounts recorded in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $995,000 will be reclassified as an increase to interest expense.
In February 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of March 31, 2023 and December 31, 2022 the Company had no remaining interest rate swaps.
Derivatives not designated as hedges were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships were recorded directly to earnings within other income (loss) in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2022, the Company recorded a gain of $582,000, related to the interest rate swap not designated in a hedging relationship, prior to its termination.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2023 and 2022.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Loss)
Three months ended March 31,	2023	2022		2023	2022
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$1,581	Interest expense	$(138)	$(304)

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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets
Notes receivable	Other assets	$5,661	—	—	$5,661

December 31, 2022
Assets
Notes receivable	Other assets	$5,871	—	—	$5,871
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to 5.00%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations.

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended March 31, 2023
Notes receivable	$5,661	$5	$67	$72
Three months ended March 31, 2022
Notes receivable	$6,068	$4	$460	$464
As of March 31, 2023 and December 31, 2022, Centerspace had investments totaling $1.5 million and $1.6 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on our Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of March 31, 2023, the Company had total unfunded commitments of $1.4 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2023 and December 31, 2022.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).

The estimated fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022, respectively, are as follows:

		(in thousands)
		March 31, 2023		December 31, 2022
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$8,939	$8,939	$10,458	$10,458
Restricted cash	Restricted cash	$48,903	$48,903	$1,433	$1,433
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	$143,469	$143,469	$113,500	$113,500
Term loans	Notes payable	$—	$—	$100,000	$100,000
Unsecured senior notes	Notes payable	$300,000	$245,627	$300,000	$238,446
Mortgages payable - Fannie Mae	Mortgages payable	$198,850	$164,227	$198,850	$161,297
Mortgages payable - other	Mortgages payable	$279,340	$258,799	$299,427	$274,029
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three months ended March 31, 2023 compared to acquisitions of $116.9 million during the three months ended March 31, 2022. The acquisitions during the three months ended March 31, 2022 are detailed below.
Three Months Ended March 31, 2022

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(2)	Other(3)	Land	Building	Intangible Assets(4)	Other(5)
191 homes - Martin Blu - Minneapolis, MN	January 4, 2022	$49,825	$3,031	$18,885	$27,909	$3,547	$45,212	$1,813	$(747)
31 homes - Elements - Minneapolis, MN	January 4, 2022	9,066	1,290	1,748	6,028	941	7,853	335	(63)
45 homes - Zest - Minneapolis, MN	January 4, 2022	11,364	1,429	2,249	7,686	936	10,261	574	(407)
130 homes - Noko Apartments - Minneapolis, MN	January 26, 2022	46,619	3,343	—	43,276	1,915	42,754	1,950	—
Total Acquisitions		$116,874	$9,093	$22,882	$84,899	$7,339	$106,080	$4,672	$(1,217)
(1)Excludes transaction costs.
(2)Fair value of operating partnership units issued on acquisition.
(3)Assumption of seller’s debt upon closing for Martin Blu, Zest, and Elements. Mezzanine and construction loans, financed by Centerspace, exchanged as partial consideration for the acquisition of Noko Apartments.
(4)Intangible assets consist of in-place leases valued at the time of acquisition. During the three months ended March 31, 2023 and 2022, Centerspace recognized $844,000 and $8.3 million, respectively, of amortization expense related to these intangibles, included within depreciation and amortization in the Condensed Consolidated Statement of Operations.
(5)Debt discount on assumed mortgage.
DISPOSITIONS
During the three months ended March 31, 2023, Centerspace disposed of nine apartment communities, in four exchange transactions for an aggregate sales price of $144.3 million. Centerspace did not dispose of any real estate during the three months ended March 31, 2022. The dispositions for the three months ended March 31, 2023 are detailed below.

Three Months Ended March 31, 2023

		(in thousands)
Dispositions	Date Disposed	Sale Price	Book Value and Sales Cost	Gain/(Loss)
115 homes - Boulder Court - Eagan, MN	March 8, 2023	$14,605	$4,970	$9,635
498 homes - 2 Nebraska apartment communities	March 14, 2023	$48,500	$14,975	$33,525
892 homes - 5 Minnesota apartment communities	March 15, 2023	$74,500	$55,053	$19,447
62 homes - Portage - Minneapolis, MN	March 15, 2023	$6,650	$9,098	$(2,448)
Total Dispositions		$144,255	$84,096	$60,159
NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. The chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. The apartment communities have similar long-term economic characteristics and provide similar products and services to residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment. “All other” includes non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale. During the three months ended March 31, 2023, nine sold apartment communities were reclassified from the multifamily segment to all other for all periods presented.
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
The following tables present NOI for the three months ended March 31, 2023 and 2022, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended March 31, 2023	Multifamily	All Other	Total
Revenue	$62,498	$5,399	$67,897
Property operating expenses, including real estate taxes	25,903	3,020	28,923
Net operating income	$36,595	$2,379	$38,974
Property management			(2,568)
Casualty gain (loss)			(252)
Depreciation and amortization			(25,993)
General and administrative expenses			(7,723)
Gain (loss) on sale of real estate and other investments			60,159
Interest expense			(10,319)
Interest and other income			49
Net income (loss)			$52,327

	(in thousands)
Three Months Ended March 31, 2022	Multifamily	All Other	Total
Revenue	$54,916	$5,398	$60,314
Property operating expenses, including real estate taxes	23,080	2,793	25,873
Net operating income	$31,836	$2,605	$34,441
Property management			(2,253)
Casualty gain (loss)			(598)
Depreciation and amortization			(31,001)
General and administrative expenses			(4,500)
Interest expense			(7,715)
Interest and other income			1,063
Net income (loss)			$(10,563)
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2023, and December 31, 2022, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of March 31, 2023	Multifamily	All Other	Total
Segment assets
Property owned	$2,394,065	$26,846	$2,420,911
Less accumulated depreciation	(510,716)	(8,451)	(519,167)
Total property owned	$1,883,349	$18,395	$1,901,744
Cash and cash equivalents			8,939
Restricted cash			48,903
Other assets			19,298
Total Assets			$1,978,884

	(in thousands)
As of December 31, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,385,351	$148,773	$2,534,124
Less accumulated depreciation	(487,129)	(48,272)	(535,401)
Total property owned	$1,898,222	$100,501	$1,998,723
Cash and cash equivalents			10,458
Restricted cash			1,433
Other assets			22,687
Total Assets			$2,033,301
NOTE 10 • COMMITMENTS AND CONTINGENCIES
Litigation.  Centerspace is currently the named defendant in a lawsuit where the owner of a neighboring property claims a retaining wall at one of its properties is causing water damage to the neighboring property. The claim is for damage to the property and monetary losses. The Company cannot, with any level of certainty, predict the outcome of the lawsuit or provide an estimate for any potential settlement. Centerspace is involved in various lawsuits arising in the normal course of business and believes that such matters will not have a material adverse effect on the condensed consolidated financial statements.
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
Restrictions on Taxable Dispositions.  Thirty-two properties, consisting of 6,115 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with certain of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. Centerspace has unfunded commitments of $1.4 million in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”) which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through March 31, 2023, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. We account for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
2023 LTIP Awards
Awards granted to employees on January 1, 2023, consisted of an aggregate of 14,256 time-based RSU awards, 20,497 performance RSUs based on total shareholder return (“TSR”), and 45,955 stock options. The time-based awards vest as to one-third of the shares on each of January 1, 2024, January 1, 2025, and January 1, 2026. The stock options vest as to 25% on each of January 1, 2024, January 1, 2025, January 1, 2026, and January 1, 2027. The fair value of stock options was $11.086 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2023
Exercise price	$58.67
Risk-free rate	3.97%
Expected term	6.25 years
Expected volatility	28.7%
Dividend yield	4.977%
The TSR performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of performance RSUs eligible to be earned is 40,994 RSUs, which is 200% of the performance RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price and a select peer average volatility, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 37.20%, a risk-free interest rate of 4.22%, and an expected life of 3 years. The share price at the grant date, January 1, 2023, was $58.67 per share.
Share-Based Compensation Expense
Share-based compensation expense recognized in the condensed consolidated financial statements for all outstanding share-based awards was $1.5 million and $719,000 for the three months ended March 31, 2023 and 2022, respectively.
On March 31, 2023, the Company accelerated the vesting of all unvested time-based RSUs and stock options in connection with the Separation Agreement with Mr. Decker. This resulted in the acceleration of share-based compensation expense for those awards resulting in an additional $737,000 in expense during the three months ended March 31, 2023. Any performance-

based RSUs were prorated, in accordance with the award agreement, and will vest at the end of performance period based on actual performance. The remaining performance-based RSUs were forfeited.
NOTE 12 • SUBSEQUENT EVENTS
Through May 1, 2023, Centerspace repurchased 104,503 common shares for total consideration of $5.7 million an an average price of $54.51 per share.
On April 26, 2023, Centerspace closed on a $90.0 million secured note payable with an interest rate of 5.04% and a term of 12 years.
Subsequent to March 31, 2023, $47.8 million of net tax-deferred exchange proceeds were released from restricted cash.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Report”), the audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on February 21, 2023, and the risk factors in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following factors, among others, could cause our future results to differ materially from those expressed in the forward-looking statements:
•inflation and price volatility in the global economy;
•uncertain global macro-economic and political conditions;
•deteriorating economic conditions, including rising unemployment rates, energy costs, and inflation, in the markets where we own apartment communities or in which we may invest in the future;
•rental conditions in our markets, including occupancy levels and rental rates, potential inability to renew residents or obtain new residents upon expiration of existing leases, changes in tax and housing laws, include rent control laws, or other factors;
•timely access to material and labor required to renovate and maintain apartment communities;
•adverse changes in our markets, including future demand for apartment homes in those markets, barriers of entry into new markets, limitations on the ability to increase rental rates, inability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, and inability to accommodate any significant decline in the market value of real estate serving as collateral for mortgage obligations;
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
•inability to continue to satisfy complex tax rules in order to maintain status as a REIT for federal income tax purposes, inability of the Operating Partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, and the risk of changes in laws affecting REITs;
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of March 31, 2023, we owned interests in 75 apartment communities consisting of 13,497 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.4 billion at March 31, 2023, compared to $2.5 billion at December 31, 2022.
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
Overview of the Three Months Ended March 31, 2023
•During the three months ended March 31, 2023, we sold nine non-core apartment communities for an aggregate sales price of $144.3 million and a realized gain on sale of $60.2 million. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in the report for more details. In connection with the dispositions, we paid down our $100.0 million term loan.
•For the three months ended March 31, 2023, revenue increased by $7.6 million or 12.6% to $67.9 million, compared to $60.3 million for the three months ended March 31, 2022, due to a 10.5% increase from same-store communities and an increase from non-same-store communities.
•Total expenses increased by $1.2 million to $65.5 million for the three months ended March 31, 2023, compared to $64.2 million for the three months ended March 31, 2022 due to increased property operating expenses, real estate taxes, and general and administrative expenses, offset by lower depreciation and amortization.
•Net income was $2.76 per diluted share for the three months ended March 31, 2023, compared to net loss of $0.68 per diluted share for the same period of 2022.

•Non-GAAP Core Funds from Operations (“Core FFO”) applicable to common shares and Units for the three months ended March 31, 2023 increased by $1.6 million to $19.5 million compared to $17.9 million for the three months ended March 31, 2022. See the description of Core FFO on page 26 and the reconciliation of net income available to common shareholders to FFO and Core FFO on page 27. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by increased interest expense and decreased interest and other income. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
Results of Operations
GAAP and Non-GAAP Financial Measures
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes which is reconciled to operating income (loss) below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by depreciation, amortization, financing costs, property management expenses, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
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
For the comparison of the three months ended March 31, 2023 and 2022, five apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other” includes non-multifamily properties and the non-multifamily components of mixed-use properties.

Reconciliation of Operating Income (Loss) to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income (loss) to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating income (loss)	$62,597	$(3,911)	$66,508	(1,700.5)%
Adjustments:
Property management expenses	2,568	2,253	315	14.0%
Casualty (gain) loss	252	598	(346)	(57.9)%
Depreciation and amortization	25,993	31,001	(5,008)	(16.2)%
General and administrative expenses	7,723	4,500	3,223	71.6%
(Gain) loss on sale of real estate and other investments	(60,159)	—	(60,159)	N/A
Net operating income	$38,974	$34,441	$4,533	13.2%
The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three months ended March 31, 2023 and 2022.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenue
Same-store(1)	$58,859	$53,249	$5,610	10.5%
Non-same-store(1)	3,639	1,667	1,972	118.3%
Other(1)	1,002	916	86	9.4%
Dispositions(1)	4,397	4,482	(85)	(1.9)%
Total	67,897	60,314	7,583	12.6%
Property operating expenses, including real estate taxes
Same-store(1)	24,593	22,370	2,223	9.9%
Non-same-store(1)	1,310	710	600	84.5%
Other(1)	151	329	(178)	(54.1)%
Dispositions(1)	2,869	2,464	405	16.4%
Total	28,923	25,873	3,050	11.8%
Net operating income(1)
Same-store(1)	34,266	30,879	3,387	11.0%
Non-same-store(1)	2,329	957	1,372	143.4%
Other(1)	851	587	264	45.0%
Dispositions(1)	1,528	2,018	(490)	(24.3)%
Total	$38,974	$34,441	$4,533	13.2%
Property management expenses	(2,568)	(2,253)	315	14.0%
Casualty gain (loss)	(252)	(598)	(346)	(57.9)%
Depreciation and amortization	(25,993)	(31,001)	(5,008)	(16.2)%
General and administrative expenses	(7,723)	(4,500)	3,223	71.6%
Gain (loss) on sale of real estate and other investments	60,159	—	(60,159)	N/A
Interest expense	(10,319)	(7,715)	2,604	33.8%
Interest and other income (loss)	49	1,063	(1,014)	(95.4)%
NET INCOME (LOSS)	$52,327	$(10,563)	$62,890	(595.4)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(8,566)	2,157	(10,723)	(497.1)%
Net (income) loss attributable to noncontrolling interests – consolidated real estate entities	(30)	(23)	(7)	30.4%
Net income (loss) attributable to controlling interests	43,571	(8,589)	52,160	(607.3)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$41,964	$(10,196)	$52,160	(511.6)%
(1)This is a Non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the reconciliation of Operating Income (Loss) to Net Operating Income above. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2023	2022
Same-store	94.8%	94.1%
Non-same-store	95.9%	91.5%
Total	94.9%	94.0%
(1)Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. When calculating actual rents for occupied apartment homes and market rents for vacant homes, delinquencies and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. Centerspace believes that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and the calculation of weighted average occupancy may not be comparable to that disclosed by other REITs.

Number of Apartment Homes	March 31, 2023	March 31, 2022
Same-store	12,885	12,885
Non-same-store	612	397
Total	13,497	13,282
Same-store analysis.  Revenue from same-store communities increased 10.5% or $5.6 million in the three months ended March 31, 2023, compared to the same period in the prior year. The increase was attributable to 9.6% growth in average monthly revenue per occupied home for the three months ended March 31, 2023 and an increase of 0.7% in occupancy as weighted average occupancy increased from 94.1% in the three months ended March 31, 2022 to 94.8% for the three months ended March 31, 2023. Property operating expenses, including real estate taxes, at same-store communities increased by 9.9% or $2.2 million in the three months ended March 31, 2023, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.2 million, primarily due to repairs and maintenance, which includes turnover and snow removal costs, and compensation. Non-controllable expenses at same-store communities increased by $1.0 million, primarily due to real estate taxes and an increase in insurance premiums and claims. Same-store NOI increased by $3.4 million to $34.3 million for the three months ended March 31, 2023 compared to $30.9 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $2.0 million in the three months ended March 31, 2023, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $600,000. NOI at non-same-store communities increased by $1.4 million to $2.3 million for the three months ended March 31, 2023 compared to $957,000 in the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of four apartment communities during the three months ended March 31, 2022 and one apartment community at the end of the third quarter of 2022.
Other and dispositions analysis. Revenue from other properties increased by $86,000 while revenue from dispositions decreased by $85,000 in the three months ended March 31, 2023, compared to the same period in the prior year. Property operating expenses, including real estate taxes at other properties decreased by $178,000 while they increased by $405,000 for dispositions, compared to the same period in the prior year. NOI at other properties increased by $264,000 while NOI on dispositions decreased $490,000, compared to the same period in the prior year.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 14.0% to $2.6 million in the three months ended March 31, 2023, compared to $2.3 million in the same period of the prior year. The increase is primarily due to $352,000 in compensation costs due to filling open positions, additional staffing, and higher pay rates, offset by a decrease related to technology initiatives.
Casualty gain (loss). Casualty gain (loss) decreased to a loss of $252,000 in the three months ended March 31, 2023, compared to a gain of $598,000 in the same period of the prior year. The decrease is due to larger casualty loss activity in the prior year.
Depreciation and amortization. Depreciation and amortization decreased by 16.2% to $26.0 million in the three months ended March 31, 2023, compared to $31.0 million in the same period of the prior year, primarily attributable to a decrease in amortization of in-place leases in the prior year, offset by an increase in depreciation on same-store apartment communities.
General and administrative expenses.  General and administrative expenses increased by 71.6% to $7.7 million in the three months ended March 31, 2023, compared to $4.5 million in the same period of the prior year, primarily attributable to $3.2 million in executive severance and transition costs related to the CEO departure.

Gain (loss) on sale of real estate and other investments. Gain on sale of real estate and other investments increased to $60.2 million in the three months ended March 31, 2023, compared to no gain or loss in the same period of the prior year, primarily due to the sale of nine apartment communities in the current year that did not occur in the prior year.
Interest expense.  Interest expense increased by 33.8% to $10.3 million in the three months ended March 31, 2023, compared to $7.7 million in the same period of the prior year, primarily due to maintaining larger debt balances with 2022 acquisition activity compared to the same period of the prior year, combined with rising interest rates.
Interest and other income (loss). Interest and other income decreased to income of $49,000 in the three months ended March 31, 2023, compared to income of $1.1 million in the same period of the prior year. The decrease was primarily due to interest income on mortgages receivable that were outstanding in the prior year and a prior year gain on the mark to market adjustment for an interest rate swap contract.
Net income (loss) available to common shareholders. Net income available to common shareholders increased $52.2 million to income of $42.0 million for the three months ended March 31, 2023, compared to a net loss of $10.2 million in the three months ended March 31, 2022.
Funds from Operations and Core Funds from Operations.
We believe that Funds from Operations (“FFO”), which is a non-GAAP financial measures used as a standard supplemental measure for equity real estate investment trusts, is helpful to investors in understanding operating performance, primarily because its calculation does not assume the value of real estate assets diminishes predictably over time, as implied by the historical cost convention of GAAP and the recording of depreciation and amortization.
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
Net income available to common shareholders for the three months ended March 31, 2023, increased to $42.0 million compared to a net loss of $10.2 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended March 31, 2023, decreased to $16.3 million compared to $18.5 million for the comparable period of the prior year, a decrease of 12.3%. This decrease was primarily due to $3.2 million in severance and transition expenses related to the departure of Mark Decker, former CEO, increased interest expense, and less interest and other income including a mark to market gain on an interest rate swap, offset by increased NOI from same-store communities and non-same-store communities.
Reconciliation of Net Income Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2023	2022
Net income (loss) available to common shareholders	$41,964	$(10,196)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	8,566	(2,157)
Depreciation and amortization	25,993	31,001
Less depreciation – non real estate	(91)	(101)
Less depreciation – partially owned entities	(19)	(21)
(Gain) loss on sale of real estate and other investments	(60,159)	—
FFO applicable to common shares and Units	$16,254	$18,526

Adjustments to Core FFO:
Non-cash casualty (gain) loss	13	25
Technology implementation costs(1)	—	103
Interest rate swap termination, amortization, and mark-to-market	138	(613)
Amortization of assumed debt	(116)	(115)
Pursuit costs	5	—
Severance and transition related costs	3,199	—
Other miscellaneous items(2)	49	(4)
Core FFO applicable to common shares and Units	$19,542	$17,922

FFO applicable to common shares and Units	$16,254	$18,526
Dividends to preferred unitholders	160	160
FFO applicable to common shares and Units - diluted	$16,414	$18,686

Core FFO applicable to common shares and Units	$19,542	$17,922
Dividends to preferred unitholders	160	160
Core FFO applicable to common shares and Units - diluted	$19,702	$18,082

Per Share Data
Net income (loss) per common share - diluted	$2.76	$(0.68)
FFO per share and Unit - diluted	$0.89	$1.01
Core FFO per share and Unit - diluted	$1.07	$0.98

Weighted average shares - basic	15,025	15,097
Effect of redeemable operating partnership Units	968	965
Effect of Series D preferred units	228	228
Effect of Series E preferred units	2,118	2,186
Effect of dilutive restricted stock units and stock options	20	66
Weighted average shares and Units - diluted	18,359	18,542
(1)Costs are related to a two-year implementation.
(2)Consists of (gain) loss on investments.
Acquisitions and Dispositions
During the three months ended March 31, 2023, we disposed of nine apartment communities, in four exchange transactions, located in Minnesota and Nebraska for an aggregate sales price of $144.3 million. We had no acquisitions during the three months ended March 31, 2023.

Distributions Declared
Distributions of $0.73 per common share and Unit were declared during the three months ended March 31, 2023 and 2022. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended March 31, 2023 and 2022. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended March 31, 2023 and 2022. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended March 31, 2023 and 2022.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under the unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under the shelf registration statement, including offerings of common shares under a 2021 at-the-market offering (“2021 ATM Program”), and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to communities, distributions to the holders of preferred shares, common shares, Series D and Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, and acquisitions of additional communities.
Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands, factors that could impact our future liquidity include, but are not limited to, volatility in capital and credit markets, interest rate increases, the ability to access capital and credit markets, the minimum REIT dividend requirements, and our ability to complete asset purchases, sales, or developments.
As of March 31, 2023, we had total liquidity of approximately $121.4 million, which included $112.5 million available on the lines of credit and $8.9 million of cash and cash equivalents. As of December 31, 2022, we had total liquidity of approximately $153.0 million, which included $142.5 million on the lines of credit and $10.5 million of cash and cash equivalents.
Debt
As of March 31, 2023, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of March 31, 2023, the additional borrowing availability was $110.5 million beyond the $139.5 million drawn. At December 31, 2022, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $113.5 million was drawn on the line. This credit facility matures in September 2025 and has an accordion option to increase borrowing capacity up to $400.0 million.
The interest rates on the line of credit is based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the London Interbank Offered Rate (“LIBOR”), plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The terms of this unsecured credit facility allow for the transition to an alternate benchmark interest rate, including the secured overnight financing rate (“SOFR”), to replace any outstanding LIBOR borrowings at the time LIBOR is no longer published.
We also have a $6.0 million operating line of credit. As of March 31, 2023, the outstanding balance on this line of credit was $4.0 million. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on August 31, 2024, with pricing based on SOFR.
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
In November 2022, the Company entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan is based on SOFR, plus a margin that ranges from 120 to 175 basis points based on the consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of March 31, 2023, the term loan was paid in full. As of December 31, 2022, the term loan had a balance of $100.0 million.
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 12 apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of March 31, 2023 and December 31, 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $279.3 million and $299.4 million at March 31, 2023 and December 31, 2022, respectively. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2023 and December 31, 2022, the weighted average interest rate on mortgage debt was 3.85%.
Equity
We have an equity distribution agreement in connection with the 2021 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of March 31, 2023, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program. Further information can be found in Note 4 - Equity and Mezzanine Equity in the Condensed Consolidated notes.
On March 10, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three months ended March 31, 2023. As of March 31, 2023, the Company had $19.9 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2023	19.464	$1,022	$52.51
(1)Amount includes commissions.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended March 31, 2023, we generated capital from various activities, including:

•Receiving $141.6 million in net proceeds from the sale of nine apartment communities; and
•Receiving $30.0 million in net proceeds from the line of credit.
During the three months ended March 31, 2023, we used capital for various activities, including:
•Repaying $100.0 million on a variable rate term loan;
•Repaying $20.7 million of mortgage principal;
•Paying distributions on common shares, Series E preferred units, Units, and Series E preferred shares of $14.9 million;
•Repurchasing 19,464 common shares for $1.0 million; and
•Funding capital improvements for apartment communities of approximately $11.2 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2022. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional details. There have been no material changes to our contractual obligations and other commitments since that report was filed.
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
Off-Balance Sheet Arrangements
As of March 31, 2023, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the three months ended March 31, 2023.

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
See our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023, under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We hold a portion of our cash and cash equivalents in deposit accounts that could be adversely affected if the financial institutions holding such deposits fail.
We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We do not have any bank accounts, loans to or from, or any other amounts due to or from SVB (now a division of First Citizens Bank), Signature Bank, or any other recently failed financial institution, nor have we experienced any losses to date on our cash and cash equivalents held in bank accounts. However, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

Other than as described above, there have been no material changes to the Risk Factors previously discussed in Item 1A in Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On January 31, 2023, the Company issued 3,526 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
January 1 - 31, 2023	—	$—	—	$20,949,598
February 1 - 28, 2023	—	—	—	20,949,598
March 1 - 31, 2023	19,464	52.51	19,464	19,928,020
Total	19,464	$52.51	19,464
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

10.1
Employment Agreement, effective March 31, 2023, by and between the Company and Anne Olson (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.2	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).
10.3
Separation Agreement, effective as of March 31, 2023, by and between the Company and Mark Decker, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: May 1, 2023