Form 10-Q
period 2023-06-30
CENTERSPACE
filed 2023-07-31
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
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
    The number of common shares of beneficial interest outstanding as of July 24, 2023, was 14,949,060.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	June 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Real estate investments
Property owned	$2,434,138	$2,534,124
Less accumulated depreciation	(543,264)	(535,401)
Total real estate investments	1,890,874	1,998,723
Cash and cash equivalents	9,745	10,458
Restricted cash	566	1,433
Other assets	18,992	22,687
TOTAL ASSETS	$1,920,177	$2,033,301
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$56,713	$58,812
Revolving lines of credit	18,989	113,500
Notes payable, net of unamortized loan costs of $572 and $993, respectively	299,428	399,007
Mortgages payable, net of unamortized loan costs of $3,450 and $3,615, respectively	563,079	495,126
TOTAL LIABILITIES	$938,209	$1,066,445
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at June 30, 2023 and December 31, 2022, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at June 30, 2023 and December 31, 2022, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 14,949 shares issued and outstanding at June 30, 2023 and 15,020 shares issued and outstanding at December 31, 2022)	1,169,501	1,177,484
Accumulated distributions in excess of net income	(522,796)	(539,422)
Accumulated other comprehensive loss	(1,758)	(2,055)
Total shareholders’ equity	$738,477	$729,537
Noncontrolling interests – Operating Partnership and Series E preferred units	226,294	220,132
Noncontrolling interests – consolidated real estate entities	637	627
TOTAL EQUITY	$965,408	$950,296
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,920,177	$2,033,301
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$64,776	$63,116	$132,673	$123,430
EXPENSES
Property operating expenses, excluding real estate taxes	17,872	19,011	39,214	38,025
Real estate taxes	7,174	7,205	14,755	14,064
Property management expense	2,247	2,721	4,815	4,974
Casualty loss	53	382	305	980
Depreciation and amortization	24,371	24,768	50,364	55,769
General and administrative expenses	4,162	5,221	11,885	9,721
TOTAL EXPENSES	$55,879	$59,308	$121,338	$123,533
Gain (loss) on sale of real estate and other investments	(67)	27	60,092	27
Loss on litigation settlement	(2,864)	—	(2,864)	—
Operating income (loss)	5,966	3,835	68,563	(76)
Interest expense	(8,641)	(7,561)	(18,960)	(15,276)
Interest and other income (loss)	295	(17)	344	1,046
NET INCOME (LOSS)	$(2,380)	$(3,743)	$49,947	$(14,306)
Dividends to Series D preferred unitholders	(160)	(160)	(320)	(320)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	712	950	(7,854)	3,107
Net income attributable to noncontrolling interests – consolidated real estate entities	(35)	(38)	(65)	(61)
Net income (loss) attributable to controlling interests	(1,863)	(2,991)	41,708	(11,580)
Dividends to preferred shareholders	(1,607)	(1,607)	(3,214)	(3,214)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,470)	$(4,598)	$38,494	$(14,794)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.23)	$(0.30)	$2.57	$(0.97)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.23)	$(0.30)	$2.55	$(0.97)
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,380)	$(3,743)	$49,947	$(14,306)
Other comprehensive income:
Unrealized gain from derivative instrument	—	—	—	1,581
Loss on derivative instrument reclassified into earnings	159	188	297	492
Total comprehensive income (loss)	$(2,221)	$(3,555)	$50,244	$(12,233)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	739	984	(7,804)	3,463
Net income attributable to noncontrolling interests – consolidated real estate entities	(35)	(38)	(65)	(61)
Comprehensive income (loss) attributable to controlling interests	$(1,517)	$(2,609)	$42,375	$(8,831)

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2022	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net (loss) attributable to controlling interests and noncontrolling interests				(11,580)		(3,046)	(14,626)
Change in fair value of derivatives and amortization of swap settlements					2,073		2,073
Distributions - common shares and Units ($1.46 per share and Unit)				(22,440)		(1,454)	(23,894)
Distributions – Series C preferred shares ($0.828125 per Series C share)				(3,214)			(3,214)
Distributions - Series E preferred units ($1.93750 per unit)						(3,515)	(3,515)
Share-based compensation, net of forfeitures		25	1,199				1,199
Sale of common shares, net		321	31,569				31,569
Issuance of Units			13,023			9,859	22,882
Redemption of Units for common shares		11	(375)			375	—
Redemption of Units for cash						(3,230)	(3,230)
Change in redemption value of Series D preferred units			6,704				6,704
Shares withheld for taxes			(1,273)				(1,273)
Other			(253)			(84)	(337)
Balance at June 30, 2022	$93,530	15,373	$1,207,849	$(511,552)	$(2,362)	$223,153	$1,010,618

Six Months Ended June 30, 2023
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296
Net income attributable to controlling interests and noncontrolling interests				41,708		7,919	49,627
Amortization of swap settlements					297		297
Distributions - common shares and Units ($1.46 per share and unit)				(21,868)		(1,408)	(23,276)
Distributions – Series C preferred shares ($0.828125 per Series C share)				(3,214)			(3,214)
Distributions - Series E preferred units ($1.93750 per unit)						(3,394)	(3,394)
Share-based compensation, net of forfeitures		19	2,109				2,109
Redemption of Units for common shares		10	(1,021)			1,021	—
Redemption of Series E preferred units for common shares		25	(2,120)			2,120	—
Shares repurchased		(124)	(6,718)				(6,718)
Shares withheld for taxes			(179)				(179)
Other		(1)	(54)			(86)	(140)
Balance at June 30, 2023	$93,530	14,949	$1,169,501	$(522,796)	$(1,758)	$226,931	$965,408

See accompanying Notes to Condensed Consolidated Financial Statements.

	(in thousands, except per share data)
Three Months Ended June 30, 2022	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at March 31, 2022	$93,530	15,366	$1,203,685	$(495,732)	$(2,550)	$226,973	$1,025,906
Net (loss) attributable to controlling interests and noncontrolling interests				(2,991)		(912)	(3,903)
Change in fair value of derivatives and amortization of swap settlements					188		188
Distributions - common shares and units ($0.73 per share and unit)				(11,222)		(726)	(11,948)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,758)	(1,758)
Share-based compensation, net of forfeitures		6	480				480
Redemption of Units for common shares		1	13			(13)	—
Redemption of Units for cash						(327)	(327)
Change in redemption value of Series D preferred units			3,785				3,785
Other			(114)			(84)	(198)
Balance at June 30, 2022	$93,530	15,373	$1,207,849	$(511,552)	$(2,362)	$223,153	$1,010,618

Three Months Ended June 30, 2023
Balance at March 31, 2023	$93,530	15,032	$1,176,059	$(508,420)	$(1,917)	$228,553	$987,805
Net (loss) attributable to controlling interests and noncontrolling interests				(1,863)		(677)	(2,540)
Amortization of swap settlements					159		159
Distributions - common shares and units ($0.73 per share and unit)				(10,906)		(702)	(11,608)
Distributions – Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,690)	(1,690)
Share-based compensation, net of forfeitures		7	590				590
Redemption of units for common shares		6	(324)			324	—
Redemption of Series E preferred units for common shares		9	(1,185)			1,185	—
Shares repurchased		(105)	(5,696)				(5,696)
Other			57			(62)	(5)
Balance at June 30, 2023	$93,530	14,949	$1,169,501	$(522,796)	$(1,758)	$226,931	$965,408
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49,947	$(14,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	51,295	56,124
Gain on sale of real estate and other investments	(60,159)	—
Loss on litigation settlement	2,864	—
Share-based compensation expense	2,109	1,199
(Gain) loss on interest rate swap mark-to-market and settlement amortization	297	(425)
Other, net	94	1,975
Changes in other assets and liabilities:
Other assets	2,866	3,131
Accounts payable and accrued expenses	(3,752)	(13,207)
Net cash provided by operating activities	$45,561	$34,491
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate and other investments	141,587	—
Payments for acquisitions of real estate investments	—	(9,546)
Payments for improvements of real estate investments	(25,072)	(13,945)
Other investing activities	731	(56)
Net cash provided by (used by) investing activities	$117,246	$(23,547)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	90,000	—
Principal payments on mortgages payable	(22,796)	(25,911)
Proceeds from revolving lines of credit	62,279	45,000
Principal payments on revolving lines of credit	(156,790)	(48,000)
Principal payments on notes payable	(100,000)	—
Payment for termination of interest rate swap	—	(3,209)
Net proceeds from issuance of common shares	—	31,569
Repurchase of common shares	(6,718)	—
Redemption of partnership units	—	(3,205)
Distributions paid to common shareholders	(21,879)	(22,030)
Distributions paid to preferred shareholders	(3,214)	(3,214)
Distributions paid to Series D preferred unitholders	(320)	(320)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(4,809)	(4,842)
Other financing activities	(140)	(337)
Net cash used by financing activities	$(164,387)	$(34,499)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,580)	(23,555)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	11,891	38,625
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,311	$15,070

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$4,638	$2,442
Operating partnership units converted to shares	(1,021)	(375)
Distributions declared but not paid to common shareholders	11,608	11,948
Series E preferred units converted to common shares	(2,120)	—
Retirement of shares withheld for taxes	179	1,273
Involuntary conversion of assets	(1,060)	—
Real estate assets acquired through assumption of debt	—	41,623
Fair value adjustment to debt	—	1,224
Real estate assets acquired through exchange of note receivable	—	(43,276)
Note receivable exchanged through real estate acquisition	—	43,276
Real estate assets acquired through issuance of operating partnership units	—	22,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$11,867	$14,439
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
Balance sheet description	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$9,745	$10,458	$13,156
Restricted cash	566	1,433	1,914
Total cash, cash equivalents and restricted cash	$10,311	$11,891	$15,070
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2023
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2023, Centerspace owned interests in 75 apartment communities consisting of 13,497 apartment homes.
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
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

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

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of our bank deposits and our deposits in a money market mutual fund. As of June 30, 2023 and December 31, 2022, restricted cash consisted primarily of escrows held by lenders for real estate taxes, insurance, and capital additions. We are potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. Although recent bank failures have increased the risk of loss in such accounts, we have not experienced any losses in such accounts.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended June 30, 2023 and 2022, rental income represented approximately 98.3% and 97.7% of total revenues, respectively, and included gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended June 30, 2023 and 2022, other property revenues represented the remaining 1.7% and 2.3% of total revenues, respectively, and were primarily driven by other fee income, which is typically recognized when earned, at a point in time. For the six months ended June 30, 2023 and 2022, rental income represented approximately 98.3% and 97.9% of total revenues, respectively. For the six months ended June 30, 2023 and 2022, other property revenues represented the remaining 1.7% and 2.1% of total revenues, respectively.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of June 30, 2023, was as follows:

(in thousands)
2023 (remainder)	$1,599
2024	3,165
2025	3,122
2026	2,524
2027	1,444
Thereafter	6,243
Total scheduled lease income - commercial operating leases	$18,097
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
The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2023 and 2022:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2023	2022	2023	2022
Fixed lease income - operating leases	Leases	$60,667	$59,387	$123,932	$116,061
Variable lease income - operating leases	Leases	3,017	2,300	6,517	4,822
Other property revenue	Revenue from contracts with customers	1,092	1,429	2,224	2,547
Total revenue		$64,776	$63,116	$132,673	$123,430

In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the six months ended June 30, 2023, we recognized $60.1 million as a gain on the sale of real estate and other investments.

MARKET CONCENTRATION RISK
We are subject to increased exposure from economic and other competitive factors specific to markets where we hold a significant percentage of the carrying value of our real estate portfolio. As of June 30, 2023, we held more than 10% of the carrying value of our real estate portfolio in each of the following markets: Minneapolis, Minnesota and Denver, Colorado.
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
During the three and six months ended June 30, 2023 and 2022, the Company recorded no impairment charges.
NOTES RECEIVABLE
The Company has a tax increment financing note receivable (“TIF”) with a principal balance of $5.9 million and $6.1 million at June 30, 2023 and December 31, 2022, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year.
Centerspace originated a $29.9 million construction loan and a $15.3 million mezzanine loan for the development of a multifamily community located in Minneapolis, Minnesota. The construction and mezzanine loans bore and accrued interest at 4.5% and 11.5%, respectively. The Company exercised its option to purchase the apartment community in exchange for the loans and cash, during the six months ended June 30, 2022. As of June 30, 2023 and December 31, 2022, the loans had no remaining balance.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations within the Property operating expenses, excluding real estate taxes line item. During the three months ended June 30, 2023 and 2022, total advertising expense was $744,000 and $894,000, respectively. During the six months ended June 30, 2023 and 2022, total advertising expense was $1.4 million and $1.6 million, respectively.
SEVERANCE AND TRANSITION
On March 23, 2023, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) in connection with the departure of former CEO, Mark Decker, Jr. During the six months ended June 30, 2023, the Company incurred total severance costs of $2.2 million for the cash severance and benefits for Mr. Decker, $737,000 in share-based compensation expense for the acceleration of certain equity awards, and $306,000 in other CEO transition related expenses. Refer to Note 11 for additional information on the share-based compensation expense.
INVOLUNTARY CONVERSION OF ASSETS
In April 2023, a portion of an apartment community was destroyed by fire. The Company recorded a write-down of the apartment community asset, in accordance with ASC 610-30 on involuntary conversion of non-monetary assets, totaling $1.0 million with an offsetting insurance receivable recorded within other assets on the Condensed Consolidated Balance Sheets. The estimated insurance claim is $1.3 million and the remaining $300,000 will be recognized when received.

LITIGATION SETTLEMENT
During the three months ended, June 30, 2023, the Company recorded a loss on litigation settlement of $2.9 million due to a trial judgment entered against Centerspace on May 8, 2023 for property damage, resulting in monetary losses. Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claimed a retaining wall at one of the Company’s properties was causing water damage to the neighboring property. The Company cannot, with any level of certainty, predict or estimate if there will be additional costs incurred as a result of the lawsuit.
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
For the three months ended June 30, 2023, operating partnership units of 965,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs and stock options of 24,000, and performance-based RSUs of 26,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the three months ended June 30, 2022, operating partnership units of 995,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.2 million, as converted, time-based RSUs of 9,000, weighted average stock options of 39,000, and performance-based RSUs of 30,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the six months ended June 30, 2023, performance-based RSUs of 26,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
For the six months ended June 30, 2022, operating partnership units of 978,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.2 million, as converted, time-based RSUs of 11,000, weighted average stock options of 46,000, and performance-based RSUs of 30,000 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share reported in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 and 2022.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR
Net income (loss) attributable to controlling interests	$(1,863)	$(2,991)	$41,708	$(11,580)
Dividends to preferred shareholders	(1,607)	(1,607)	(3,214)	(3,214)
Numerator for basic earnings (loss) per share – net income (loss) available to common shareholders	(3,470)	(4,598)	38,494	(14,794)
Noncontrolling interests – Operating Partnership and Series E preferred units	(712)	(950)	7,854	(3,107)
Dividends to preferred unitholders	160	160	320	320
Numerator for diluted earnings (loss) per share	$(4,022)	$(5,388)	$46,668	$(17,581)
DENOMINATOR
Denominator for basic earnings per share weighted average shares	14,949	15,369	14,987	15,233
Effect of redeemable operating partnership units	—	—	967	—
Effect of Series D preferred units	—	—	228	—
Effect of Series E preferred units	—	—	2,111	—
Effect of dilutive restricted stock units and stock options	—	—	20	—
Denominator for diluted earnings per share	14,949	15,369	18,313	15,233

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.23)	$(0.30)	$2.57	$(0.97)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.23)	$(0.30)	$2.55	$(0.97)

NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 961,000 and 971,000 outstanding Units at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2022, we issued 209,000 Units as partial consideration for the acquisition of three apartment communities.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2023 and 2022 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Net Book Basis
2023	6	$324
2022	1	$(13)

Six Months Ended June 30,
2023	10	$1,021
2022	11	$375
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the three and six months ended June 30, 2023 and 2022 as detailed in the table below.

	(in thousands, except per Unit data)
Three Months Ended June 30,	Number of Units	Aggregate Cost	Average Price Per Unit
2023	1	$10	$56.58
2022	4	$327	$92.03

Six Months Ended June 30,
2023	1	$10	$56.58
2022	35	$3,230	$93.03
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.7 million and 1.8 million Series E preferred units outstanding on June 30, 2023 and December 31, 2022, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $173.8 million. The holders of the Series E preferred units do not have voting rights.

	(in thousands)
	Number of Series E	Number of	Total
Three Months Ended June 30,	Preferred Units Redeemed	Common Shares Issued	Value
2023	7	9	$1,185

Six Months Ended June 30,
2023	20	25	$2,120
Common Shares and Equity Awards. Common shares outstanding on June 30, 2023 and December 31, 2022, totaled 14.9 million and 15.0 million, respectively. There were 7,073 and 18,950 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and six months ended June 30, 2023, respectively, with a total grant-date fair value of $778,000 and $1.7 million, respectively. There were 5,538 and 24,297 shares issued upon the vesting of equity awards under the 2015 Incentive Plan during the three and six months ended June 30, 2022, respectively, with a total grant-date fair value of $397,000 and $619,000, respectively. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace has an equity distribution agreement in connection with an at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the six months ended June 30, 2023 and 2022 under the 2021 ATM Program. There were no sales of common shares under the 2021 ATM Program during the three months ended June 30, 2023 and 2022. As of June 30, 2023, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.

	(in thousands, except per share amounts)
Six Months Ended June 30,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2023	—	$—	$—
2022	321	$31,732	$98.89
(1)Consideration is net of $338 in commissions and issuance costs during the six months ended June 30, 2022.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three and six months ended June 30, 2023. As of June 30, 2023, the Company had $14.2 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2023	105	$5,696	$54.51

Six Months Ended June 30,
2023	124	$6,718	$54.19
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at June 30, 2023 and December 31, 2022. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option after October 2, 2022. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).

Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at June 30, 2023 and December 31, 2022. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. Changes in the redemption value are charged to common shares on the Condensed Consolidated Balance Sheets from period to period. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
The following is a summary of our secured and unsecured debt at June 30, 2023 and December 31, 2022.

	(in thousands)
	June 30, 2023		December 31, 2022
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at June 30, 2023
Lines of credit (1)	$18,989	6.70%	$113,500	4.12%	1.75
Term loans	—	—	100,000	5.57%	—
Unsecured senior notes (2)(5)	300,000	3.12%	300,000	3.12%	7.76
Unsecured debt	318,989		513,500		6.48
Mortgages payable - Fannie Mae credit facility (5)	198,850	2.78%	198,850	2.78%	7.85
Mortgages payable - other (3)(5)	367,679	4.14%	299,427	3.85%	6.39
Total debt (4)	$885,518	3.54%	$1,011,777	3.62%	6.93
(1)The interest rate swap was terminated in February 2022. Refer to Note 6 - Derivative Instruments for additional information. Interest rates on lines of credit are variable.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 14 at June 30, 2023 and 15 at December 31, 2022.
(4)Excludes deferred financing costs and premiums or discounts.
(5)Interest rate is fixed.
As of June 30, 2023, 49 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“unsecured credit facility” or “Facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of June 30, 2023, the additional borrowing availability was $232.0 million beyond the $18.0 million drawn. This unsecured credit facility was amended on September 30, 2021 to extend the maturity date to September 2025 and to provide for an accordion option to increase borrowing capacity up to $400.0 million.
On May 31, 2023, the unsecured credit facility was further amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark alternative reference rate under the Facility. Loans under the Facility outstanding as of the effective date of the Amendment that accrue interest at a rate determined by reference to LIBOR will continue to accrue interest at a rate determined by reference to LIBOR for the interest period applicable to such loans. The line of credit has an interest rate equal to daily SOFR plus a margin of 135 basis points and a spread adjustment of 10 basis points. The interest rates on the line of credit are based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or daily or term SOFR, plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the First Amendment to Third Amended and Restated Credit Agreement. Prior to the amendment, interest rates on the line of credit were based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or LIBOR , plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of June 30, 2023.
Centerspace also has a $6.0 million operating line of credit. As of June 30, 2023, the outstanding balance on this line of credit was $989,000. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) with an aggregate amount of $225.0 million of unsecured senior promissory notes

(“unsecured senior notes”) available for issuance. The Company also has a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of June 30, 2023. The following table shows the notes issued under both private shelf agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, the Company entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan was based on SOFR, plus a margin that ranged from 120 to 175 basis points based on the consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of June 30, 2023, the term loan was paid in full. As of December 31, 2022, the term loan had a balance of $100.0 million.
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is secured by mortgages on 12 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of June 30, 2023 and December 31, 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of June 30, 2023, Centerspace owned 14 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of June 30, 2023, the Company believes that there were no material defaults or instances of noncompliance in regards to any of these mortgages payable.
On April 26, 2023, Centerspace closed on a $90.0 million secured note payable, which is included in the mortgages payable discussion above, with an interest rate of 5.04% and a term of 12 years.
The aggregate amount of required future principal payments on all debt as of June 30, 2023, was as follows:

(in thousands)
2023 (remainder)	$25,340
2024	7,358
2025	53,277
2026	51,590
2027	48,666
Thereafter	699,287
Total payments	$885,518
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”). Amounts recorded in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $1.0 million will be reclassified as an increase to interest expense.
In February 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of June 30, 2023 and December 31, 2022 the Company had no remaining interest rate swaps.

Derivatives not designated as hedges were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships were recorded directly to earnings within interest and other income (loss) in the Condensed Consolidated Statements of Operations. During the six months ended June 30, 2022, the Company recorded a gain of $582,000, related to the interest rate swap not designated in a hedging relationship, prior to its termination.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of June 30, 2023 and 2022.

	(in thousands)
	Gain (Loss) Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Loss)
Three months ended June 30,	2023	2022		2023	2022
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(159)	$(188)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$1,581	Interest expense	$(297)	$(492)
NOTE 7 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, other assets, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets
Notes receivable	Other assets	$5,666	—	—	$5,666

December 31, 2022
Assets
Notes receivable	Other assets	$5,871	—	—	$5,871
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 3.75% to 5.00%), and instrument specific credit risk of 0.5%. Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations.

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Six months ended June 30, 2023
Notes receivable	$5,666	$10	$133	$143
Six months ended June 30, 2022
Notes receivable	$6,072	$7	$142	$149

As of June 30, 2023 and December 31, 2022, Centerspace had investments totaling $1.7 million and $1.6 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on our Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of June 30, 2023, the Company had total unfunded commitments of $1.2 million.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2023 and December 31, 2022.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable are estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022, respectively, are as follows:

		(in thousands)
		June 30, 2023		December 31, 2022
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$9,745	$9,745	$10,458	$10,458
Restricted cash	Restricted cash	$566	$566	$1,433	$1,433
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	$18,989	$18,989	$113,500	$113,500
Term loans	Notes payable	$—	$—	$100,000	$100,000
Unsecured senior notes	Notes payable	$300,000	$236,283	$300,000	$238,446
Mortgages payable - Fannie Mae	Mortgages payable	$198,850	$163,945	$198,850	$161,297
Mortgages payable - other	Mortgages payable	$367,679	$340,392	$299,427	$274,029
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three months ended June 30, 2023 and 2022. Centerspace did not acquire new real estate during the six months ended June 30, 2023 compared to acquisitions of $116.9 million during the six months ended June 30, 2022. The acquisitions during the six months ended June 30, 2022 are detailed below.

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
(4)Intangible assets consist of in-place leases valued at the time of acquisition. During the six months ended June 30, 2023 and 2022, Centerspace recognized $893,000 and $10.6 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statement of Operations.
(5)Debt discount on assumed mortgage.
DISPOSITIONS
Centerspace did not dispose of any real estate during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, Centerspace disposed of nine apartment communities, in four exchange transactions for an aggregate sales price of $144.3 million. Centerspace did not dispose of any real estate during the six months ended June 30, 2022. The dispositions for the six months ended June 30, 2023 are detailed below.
Six Months Ended June 30, 2023

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
NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. The chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. The apartment communities have similar long-term economic characteristics and provide similar products and services to residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment. “All other” includes non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale. During the six months ended June 30, 2023, nine sold apartment communities were reclassified from the multifamily segment to all other for all periods presented.
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

The following tables present NOI for the three and six months ended June 30, 2023 and 2022, respectively, along with reconciliations to net income in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended June 30, 2023	Multifamily	All Other	Total
Revenue	$63,733	$1,043	$64,776
Property operating expenses, including real estate taxes	24,730	316	25,046
Net operating income	$39,003	$727	$39,730
Property management			(2,247)
Casualty loss			(53)
Depreciation and amortization			(24,371)
General and administrative expenses			(4,162)
Loss on sale of real estate and other investments			(67)
Loss on litigation settlement			(2,864)
Interest expense			(8,641)
Interest and other income			295
Net loss			$(2,380)

	(in thousands)
Three Months Ended June 30, 2022	Multifamily	All Other	Total
Revenue	$57,436	$5,680	$63,116
Property operating expenses, including real estate taxes	23,398	2,818	26,216
Net operating income	$34,038	$2,862	$36,900
Property management			(2,721)
Casualty loss			(382)
Depreciation and amortization			(24,768)
General and administrative expenses			(5,221)
Gain on sale of real estate and other investments			27
Interest expense			(7,561)
Interest and other loss			(17)
Net loss			$(3,743)

	(in thousands)
Six Months Ended June 30, 2023	Multifamily	All Other	Total
Revenue	$126,230	$6,443	$132,673
Property operating expenses, including real estate taxes	50,633	3,336	53,969
Net operating income	$75,597	$3,107	$78,704
Property management			(4,815)
Casualty loss			(305)
Depreciation and amortization			(50,364)
General and administrative expenses			(11,885)
Gain on sale of real estate and other investments			60,092
Loss on litigation settlement			(2,864)
Interest expense			(18,960)
Interest and other income			344
Net income			$49,947

	(in thousands)
Six Months Ended June 30, 2022	Multifamily	All Other	Total
Revenue	$112,352	$11,078	$123,430
Property operating expenses, including real estate taxes	46,478	5,611	52,089
Net operating income	$65,874	$5,467	$71,341
Property management			(4,974)
Casualty loss			(980)
Depreciation and amortization			(55,769)
General and administrative expenses			(9,721)
Gain on sale of real estate and other investments			27
Interest expense			(15,276)
Interest and other income			1,046
Net loss			$(14,306)
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2023, and December 31, 2022, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of June 30, 2023	Multifamily	All Other	Total
Segment assets
Property owned	$2,407,300	$26,838	$2,434,138
Less accumulated depreciation	(534,566)	(8,698)	(543,264)
Total property owned	$1,872,734	$18,140	$1,890,874
Cash and cash equivalents			9,745
Restricted cash			566
Other assets			18,992
Total Assets			$1,920,177

	(in thousands)
As of December 31, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,385,351	$148,773	$2,534,124
Less accumulated depreciation	(487,129)	(48,272)	(535,401)
Total property owned	$1,898,222	$100,501	$1,998,723
Cash and cash equivalents			10,458
Restricted cash			1,433
Other assets			22,687
Total Assets			$2,033,301
NOTE 10 • COMMITMENTS AND CONTINGENCIES
Litigation.  Centerspace is currently the named defendant in a lawsuit where the owner of a neighboring property claims a retaining wall at one of its properties is causing water damage to the neighboring property. The claim is for damage to the property and monetary losses. The Company recorded a loss on litigation settlement of $2.9 million due to a trial judgment against Centerspace for property damage and monetary losses. The Company cannot, with any level of certainty, predict or estimate if there will be additional costs incurred as a result of the lawsuit. Centerspace is involved in various lawsuits arising in the normal course of business and believes that such matters will not have a material adverse effect on the condensed consolidated financial statements.
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

Restrictions on Taxable Dispositions.  Twenty-eight properties, consisting of 4,935 apartment homes, are subject to restrictions on taxable dispositions under agreements entered into with certain of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of restricted properties during the restriction period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. Centerspace has unfunded commitments of $1.2 million in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”) which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through June 30, 2023, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. We account for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
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
The performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of performance RSUs eligible to be earned is 40,994 RSUs, which is 200% of the performance RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price and a select peer average volatility, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 37.20%, a risk-free interest rate of 4.22%, and an expected life of 3 years. The share price at the grant date, January 1, 2023, was $58.67 per share.
On March 31, 2023, in connection with her appointment to President and Chief Executive Officer, Anne Olson received a one-time stock award of 5,492 RSUs, which will vest in full on March 31, 2026.
On March 31, 2023, in connection with the change in executive management, Bhairav Patel, CFO, received a one-time stock award of 2,746 RSUs. One-third of the RSUs will vest on March 31, 2025 and the remaining two-thirds will vest on March 31, 2026.

Awards granted to trustees on May 16, 2023 consist of 9,200 time-based RSUs, which vest on May 16, 2024. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the condensed consolidated financial statements for all outstanding share-based awards was $590,000 and $480,000 for the three months ended June 30, 2023 and 2022, respectively, and $2.1 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.
On March 31, 2023, the Company accelerated the vesting of all unvested time-based RSUs and stock options in connection with the Separation Agreement with Mr. Decker. This resulted in the acceleration of share-based compensation expense for those awards resulting in an additional $737,000 in expense during the six months ended June 30, 2023. Any performance-based RSUs were prorated, in accordance with the award agreement, and will vest at the end of performance period based on actual performance. The remaining performance-based RSUs were forfeited. Mr. Decker exercised stock options, prior to their expiration on June 30, 2023, in a cashless exercise with a net 425 shares issued.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Report”), the audited financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K filed with the SEC on February 21, 2023, and the risk factors in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
•pandemics or epidemics, including the COVID-19 pandemic, and any effects on our business, financial condition, and results of operation;
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
•recent developments in artificial intelligence, including software used to price rent in apartment communities;
•inability to address catastrophic weather, natural events, and climate change;
•inability to comply with laws and regulations, including those related to the environment, applicable to the business and any related investigations or litigation; and
•other risks identified in this Report, in other SEC reports, or in other documents that we publicly disseminate.
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of June 30, 2023, we owned interests in 75 apartment communities consisting of 13,497 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.4 billion at June 30, 2023, compared to $2.5 billion at December 31, 2022.
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
Overview of the Three Months Ended June 30, 2023
•For the three months ended June 30, 2023, revenue increased by $1.7 million or 2.6% to $64.8 million, compared to $63.1 million for the three months ended June 30, 2022, due to a 8.5% increase from same-store communities and an increase from non-same-store communities, offset by decreased revenue from dispositions.
•Total expenses decreased by $3.4 million to $55.9 million for the three months ended June 30, 2023, compared to $59.3 million for the three months ended June 30, 2022 due to decreased property operating expenses, real estate taxes, property management expenses, depreciation and amortization, and general and administrative expenses.
•Net loss was $0.23 per diluted share for the three months ended June 30, 2023, compared to net loss of $0.30 per diluted share for the same period of 2022.

•Non-GAAP Core Funds from Operations (“Core FFO”) applicable to common shares and Units for the three months ended June 30, 2023 increased by $2.3 million to $23.3 million compared to $21.0 million for the three months ended June 30, 2022. See the description of Core FFO on page 30 and the reconciliation of net income (loss) available to common shareholders to FFO and Core FFO on page 31. This increase was primarily due to increased NOI from same-store and non-same-store communities, offset by increased interest expense and decreased NOI from dispositions. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
Results of Operations
GAAP and Non-GAAP Financial Measures
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes and is reconciled to operating income (loss) below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by sales of real estate and other investments, depreciation, amortization, financing costs, property management expenses, casualty losses, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for substantially all of the periods being compared, and, in the case of newly-constructed properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities and their contribution to net income. We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of communities are performing year-over-year. We use this measure to assess whether or not we have been successful in increasing NOI, raising average rental revenue, renewing the leases on existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are generally due to the addition of those properties to the real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of the real estate portfolio.
For the comparison of the six months ended June 30, 2023 and 2022, five apartment communities were non-same-store. Sold communities are included in “Dispositions,” while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Reconciliation of Operating Income (Loss) to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income (loss) to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Operating income (loss)	$5,966	$3,835	$2,131	55.6%	$68,563	$(76)	$68,639	*
Adjustments:
Property management expenses	2,247	2,721	(474)	(17.4)%	4,815	4,974	(159)	(3.2)%
Casualty loss	53	382	(329)	(86.1)%	305	980	(675)	(68.9)%
Depreciation and amortization	24,371	24,768	(397)	(1.6)%	50,364	55,769	(5,405)	(9.7)%
General and administrative expenses	4,162	5,221	(1,059)	(20.3)%	11,885	9,721	2,164	22.3%
(Gain) loss on sale of real estate and other investments(1)	67	(27)	94	*	(60,092)	(27)	(60,065)	*
Loss on litigation settlement	2,864	—	2,864	N/A	2,864	—	2,864	N/A
Net operating income	$39,730	$36,900	$2,830	7.7%	$78,704	$71,341	$7,363	10.3%
(1)Current quarter activity relates to dispositions that occurred in prior periods.
* Not a meaningful percentage.

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three and six months ended June 30, 2023 and 2022.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue
Same-store(1)	$60,104	$55,386	$4,718	8.5%	$118,964	$108,635	$10,329	9.5%
Non-same-store(1)	3,629	2,050	1,579	77.0%	7,266	3,717	3,549	95.5%
Other properties(1)	983	915	68	7.4%	1,985	1,831	154	8.4%
Dispositions(1)(2)	60	4,765	(4,705)	(98.7)%	4,458	9,247	(4,789)	(51.8)%
Total	64,776	63,116	1,660	2.6%	132,673	123,430	9,243	7.5%
Property operating expenses, including real estate taxes
Same-store(1)	23,382	22,629	753	3.3%	47,976	44,998	2,978	6.6%
Non-same-store(1)	1,348	769	579	75.3%	2,657	1,480	1,177	79.5%
Other properties(1)	254	230	24	10.4%	404	560	(156)	(27.9)%
Dispositions(1)(2)	62	2,588	(2,526)	(97.6)%	2,932	5,051	(2,119)	(42.0)%
Total	25,046	26,216	(1,170)	(4.5)%	53,969	52,089	1,880	3.6%
Net operating income(1)
Same-store(1)	36,722	32,757	3,965	12.1%	70,988	63,637	7,351	11.6%
Non-same-store(1)	2,281	1,281	1,000	78.1%	4,609	2,237	2,372	106.0%
Other properties(1)	729	685	44	6.4%	1,581	1,271	310	24.4%
Dispositions(1)(2)	(2)	2,177	(2,179)	(100.1)%	1,526	4,196	(2,670)	(63.6)%
Total	$39,730	$36,900	$2,830	7.7%	$78,704	$71,341	$7,363	10.3%
Property management expenses	(2,247)	(2,721)	(474)	(17.4)%	(4,815)	(4,974)	(159)	(3.2)%
Casualty loss	(53)	(382)	(329)	(86.1)%	(305)	(980)	(675)	(68.9)%
Depreciation and amortization	(24,371)	(24,768)	(397)	(1.6)%	(50,364)	(55,769)	(5,405)	(9.7)%
General and administrative expenses	(4,162)	(5,221)	(1,059)	(20.3)%	(11,885)	(9,721)	2,164	22.3%
Gain (loss) on sale of real estate and other investments	(67)	27	(94)	*	60,092	27	60,065	*
Loss on litigation settlement	(2,864)	—	(2,864)	N/A	(2,864)	—	(2,864)	N/A
Interest expense	(8,641)	(7,561)	1,080	14.3%	(18,960)	(15,276)	3,684	24.1%
Interest and other income (loss)	295	(17)	312	*	344	1,046	(702)	(67.1)%
NET INCOME (LOSS)	$(2,380)	$(3,743)	$1,363	(36.4)%	$49,947	$(14,306)	$64,253	(449.1)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—	(320)	(320)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	712	950	(238)	(25.1)%	(7,854)	3,107	(10,961)	(352.8)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(35)	(38)	3	(7.9)%	(65)	(61)	(4)	6.6%
Net income (loss) attributable to controlling interests	(1,863)	(2,991)	1,128	(37.7)%	41,708	(11,580)	53,288	(460.2)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—	(3,214)	(3,214)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(3,470)	$(4,598)	$1,128	(24.5)%	$38,494	$(14,794)	$53,288	(360.2)%
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
(2)Current quarter activity relates to dispositions that occurred in a prior period.
* Not a meaningful percentage.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2023	2022	2023	2022
Same-store	95.2%	95.0%	95.0%	94.5%
Non-same-store	95.4%	92.1%	95.6%	91.8%
Total	95.2%	94.5%	95.0%	94.4%
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

Number of Apartment Homes	June 30, 2023	June 30, 2022
Same-store	12,885	12,885
Non-same-store	612	397
Total	13,497	13,282
Same-store analysis.  Revenue from same-store communities increased 8.5% or $4.7 million in the three months ended June 30, 2023, compared to the same period in the prior year. The increase was attributable to 8.3% growth in average monthly revenue per occupied home for the three months ended June 30, 2023 and an increase of 0.2% in occupancy as weighted average occupancy increased from 95.0% in the three months ended June 30, 2022 to 95.2% for the three months ended June 30, 2023. Property operating expenses, including real estate taxes, at same-store communities increased by 3.3% or $753,000 in the three months ended June 30, 2023, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $196,000, primarily due to compensation costs and offset by decreases in repairs and maintenance and utilities. Non-controllable expenses at same-store communities increased by $557,000, due to real estate taxes and an increase in insurance premiums and claims. Same-store NOI increased by $4.0 million to $36.7 million for the three months ended June 30, 2023 compared to $32.8 million in the same period of the prior year.
Revenue from same-store communities increased 9.5% or $10.3 million in the six months ended June 30, 2023, compared to the same period in the prior year. The increase was attributable to 8.9% growth in average monthly revenue per occupied home for the six months ended June 30, 2023 and an increase of 0.5% in occupancy as weighted average occupancy increased from 94.5% in the six months ended June 30, 2022 to 95.0% for the six months ended June 30, 2023. Property operating expenses, including real estate taxes, at same-store communities increased by 6.6% or $3.0 million in the six months ended June 30, 2023, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.4 million, primarily due to compensation costs and repairs and maintenance. Non-controllable expenses at same-store communities increased by $1.6 million, primarily due to real estate taxes and an increase in insurance premiums and claims. Same-store NOI increased by $7.4 million to $71.0 million for the six months ended June 30, 2023 compared to $63.6 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $1.6 million in the three months ended June 30, 2023, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $579,000. NOI at non-same-store communities increased by $1.0 million to $2.3 million for the three months ended June 30, 2023 compared to $1.3 million in the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of apartment community at the end of the third quarter of the prior year.
Revenue from non-same-store communities increased by $3.5 million in the six months ended June 30, 2023, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $1.2 million. NOI at non-same-store communities increased by $2.4 million to $4.6 million for the six months ended June 30, 2023 compared to $2.2 million in the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of four apartment communities in the first quarter of the prior year and one apartment community at the end of the third quarter of the prior year.
Other properties and dispositions analysis. Revenue from other properties increased by $68,000 while revenue from dispositions decreased by $4.7 million in the three months ended June 30, 2023, compared to the same period in the prior year. Property operating expenses, including real estate taxes at other properties increased by $24,000 while they decreased by $2.5 million for dispositions, compared to the same period in the prior year. NOI at other properties increased by $44,000 while NOI on dispositions decreased $2.2 million, compared to the same period in the prior year. We disposed of nine apartment communities in the first quarter of 2023.
Revenue from other properties increased by $154,000 while revenue from dispositions decreased by $4.8 million in the six months ended June 30, 2023, compared to the same period in the prior year. Property operating expenses, including real estate taxes at other properties decreased by $156,000 and $2.1 million for dispositions, compared to the same period in the prior year. NOI at other properties increased by $310,000 while NOI on dispositions decreased $2.7 million, compared to the same period in the prior year. We disposed of nine apartment communities in the first quarter of 2023.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties decreased by 17.4% to $2.2 million in the three months ended June 30, 2023, compared to $2.7 million in the same period of the prior year. The decrease is primarily due to decreased costs for technology initiatives.
Property management expense, consisting of property management overhead and property management fees paid to third parties decreased by 3.2% to $4.8 million in the six months ended June 30, 2023, compared to $5.0 million in the same period of the prior year. The decrease is primarily due to decreased contract labor and technology initiatives, offset by increased compensation.
Casualty loss. Casualty loss decreased to $53,000 in the three months ended June 30, 2023, compared to $382,000 in the same period of the prior year. The decrease is due to larger casualty loss activity in the prior year.
Casualty loss decreased to $305,000 in the six months ended June 30, 2023, compared to $980,000 in the same period of the prior year. The decrease is due to larger casualty loss activity in the prior year.
Depreciation and amortization. Depreciation and amortization decreased by 1.6% to $24.4 million in the three months ended June 30, 2023, compared to $24.8 million in the same period of the prior year, primarily attributable to a decrease in amortization of in-place leases from the prior year, offset by an increase in depreciation on same-store and non-same-store apartment communities.
Depreciation and amortization decreased by 9.7% to $50.4 million in the six months ended June 30, 2023, compared to $55.8 million in the same period of the prior year, primarily attributable to a decrease in amortization of in-place leases from the prior year, offset by an increase in depreciation on same-store and non-same-store apartment communities.
General and administrative expenses.  General and administrative expenses decreased by 20.3% to $4.2 million in the three months ended June 30, 2023, compared to $5.2 million in the same period of the prior year, primarily attributable to $1.1 million in abandoned pursuit costs and $437,000 in technology implementation costs from the prior year that did not occur in the current year, offset by an increase of $367,000 in legal fees related to the loss on litigation settlement.
General and administrative expenses increased by 22.3% to $11.9 million in the six months ended June 30, 2023, compared to $9.7 million in the same period of the prior year, primarily attributable to $3.2 million in executive severance and transition costs related to the CEO departure and $367,000 in legal fees related to the loss on litigation settlement, and offset by $1.1 million in abandoned pursuit costs and $540,000 in technology implementation costs from the prior year that did not occur in the current year.
Gain (loss) on sale of real estate and other investments. Gain (loss) on sale of real estate and other investments decreased to a loss of $67,000 in the three months ended June 30, 2023, compared to a $27,000 gain in the same period of the prior year.
Gain on sale of real estate and other investments increased to $60.1 million in the six months ended June 30, 2023, compared to $27,000 in the same period of the prior year, primarily due to the sale of nine apartment communities in the current year that did not occur in the prior year.
Loss on Litigation Settlement. Loss on litigation settlement was $2.9 million for the three and six months ended June 30, 2023 due to a trial judgment against Centerspace for property damage and monetary losses to a neighboring property. Refer to Note 2 in the condensed consolidated financial statements.
Interest expense.  Interest expense increased by 14.3% to $8.6 million in the three months ended June 30, 2023, compared to $7.6 million in the same period of the prior year, primarily due to higher interest rates.
Interest expense increased by 24.1% to $19.0 million in the six months ended June 30, 2023, compared to $15.3 million in the same period of the prior year, primarily due to maintaining larger debt balances compared to the same period of the prior year, combined with higher interest rates.

Interest and other income (loss). Interest and other income increased to income of $295,000 in the three months ended June 30, 2023, compared to a loss of $17,000 in the same period of the prior year. The increase was primarily due to interest income on escrow funds and a gain on investments in the current quarter compared to a loss on investments in the same period of the prior year.
Interest and other income decreased to income of $344,000 in the six months ended June 30, 2023, compared to income of $1.0 million in the same period of the prior year. The decrease was primarily due to interest income on mortgages receivable that were outstanding in the prior year and a prior year gain on the mark to market adjustment for an interest rate swap contract, offset by interest income on escrow funds and a gain on investments in the current year.
Net income (loss) available to common shareholders. Net loss available to common shareholders increased $1.1 million to a net loss of $3.5 million for the three months ended June 30, 2023, compared to a net loss of $4.6 million in the three months ended June 30, 2022.
Net income (loss) available to common shareholders increased $53.3 million to income of $38.5 million for the six months ended June 30, 2023, compared to a net loss of $14.8 million in the six months ended June 30, 2022.
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
The exclusion in Nareit’s definition of FFO of gains and losses from the sale of real estate assets and impairment write-downs helps to identify the operating results of the long-term assets that form the base of investments, and assists management and investors in comparing those operating results between periods.
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
Net loss available to common shareholders for the three months ended June 30, 2023, increased to a net loss of $3.5 million compared to a net loss of $4.6 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended June 30, 2023, increased to $20.2 million compared to $19.1 million for the comparable period of the prior year, an increase of 5.6%. This increase was primarily due to increased NOI from same-store communities and non-same-store communities, a decrease in casualty loss and property management expenses, and $1.1 million in pursuit costs from the prior year that did not occur in the current year, offset by increased interest expense, and decreased NOI from dispositions.
Net income (loss) available to common shareholders for the six months ended June 30, 2023, increased to net income of $38.5 million compared to a net loss of $14.8 million for the same period of the prior year. FFO applicable to common shares and Units for the six months ended June 30, 2023, decreased to $36.4 million compared to $37.6 million for the comparable period of the prior year, a decrease of 3.2%. This decrease was primarily due to $3.2 million in severance and transition expenses related to the departure of Mark Decker, former CEO, increased interest expense, decreased NOI from dispositions, less interest and other income including a mark to market gain on an interest rate swap, offset by increased NOI from same-store communities and non-same-store communities, lower casualty loss, and $1.1 million in pursuit costs from the prior year that did not occur in the current year.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) available to common shareholders	$(3,470)	$(4,598)	$38,494	$(14,794)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(712)	(950)	7,854	(3,107)
Depreciation and amortization	24,371	24,768	50,364	55,769
Less depreciation – non real estate	(89)	(101)	(180)	(202)
Less depreciation – partially owned entities	(19)	(7)	(38)	(28)
(Gain) loss on sale of real estate and other assets	71	(27)	(60,088)	(27)
FFO applicable to common shares and Units	$20,152	$19,085	$36,406	$37,611

Adjustments to Core FFO:
Non-cash casualty (gain) loss	(52)	163	(39)	188
Loss on extinguishment of debt	—	5	—	5
Technology implementation costs(1)	—	447	—	550
Interest rate swap termination, amortization, and mark-to-market	159	205	297	(408)
Amortization of assumed debt	(116)	(116)	(232)	(231)
Pursuit costs	—	1,127	5	1,127
Severance and transition related costs	(19)	—	3,180	—
Loss on litigation settlement and one-time trial costs(2)	3,201	—	3,201	—
Other miscellaneous items(3)	(22)	100	27	96
Core FFO applicable to common shares and Units	$23,303	$21,016	$42,845	$38,938

FFO applicable to common shares and Units	$20,152	$19,085	$36,406	$37,611
Dividends to preferred unitholders	160	160	320	320
FFO applicable to common shares and Units - diluted	$20,312	$19,245	$36,726	$37,931

Core FFO applicable to common shares and Units	$23,303	$21,016	$42,845	$38,938
Dividends to preferred unitholders	160	160	320	320
Core FFO applicable to common shares and Units - diluted	$23,463	$21,176	$43,165	$39,258

Per Share Data
Net income (loss) per common share - diluted	$(0.23)	$(0.30)	$2.55	$(0.97)
FFO per share and Unit - diluted	$1.11	$1.02	$2.01	$2.03
Core FFO per share and Unit - diluted	$1.28	$1.12	$2.36	$2.10

Weighted average shares - basic	14,949	15,369	14,987	15,233
Effect of redeemable operating partnership Units	965	995	967	978
Effect of Series D preferred units	228	228	228	228
Effect of Series E preferred units	2,103	2,186	2,111	2,186
Effect of dilutive restricted stock units and stock options	24	48	20	57
Weighted average shares and Units - diluted	18,269	18,826	18,313	18,682
(1)Costs are related to a two-year implementation.
(2)Consists of a $2.9 million loss on litigation settlement for a trial judgment entered against the Company and $340,000 in one-time trial costs related to the litigation matter.
(3)Consists of (gain) loss on investments.
Acquisitions and Dispositions
During the six months ended June 30, 2023, we disposed of nine apartment communities, in four exchange transactions, located in Minnesota and Nebraska for an aggregate sales price of $144.3 million. We had no acquisitions during the six months ended June 30, 2023.

Distributions Declared
Distributions of $0.73 per common share and Unit were declared during the three months ended June 30, 2023 and 2022 and $1.46 per common share and Unit during the six months ended June 30, 2023 and 2022. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended June 30, 2023 and 2022 and $0.828125 per Series C shares for the six months ended June 30, 2023 and 2022. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended June 30, 2023 and 2022 and $1.931 per Series D preferred unit for the six months ended June 30, 2023 and 2022. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended June 30, 2023 and 2022 and 1.9375 per Series E preferred unit for the six months ended June 30, 2023 and 2022.
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
As of June 30, 2023, we had total liquidity of approximately $246.7 million, which included $237.0 million available on the lines of credit and $9.7 million of cash and cash equivalents. As of December 31, 2022, we had total liquidity of approximately $153.0 million, which included $142.5 million on the lines of credit and $10.5 million of cash and cash equivalents.
Debt
As of June 30, 2023, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of June 30, 2023, the additional borrowing availability was $232.0 million beyond the $18.0 million drawn. At December 31, 2022, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $113.5 million was drawn on the line. This credit facility matures in September 2025 and has an accordion option to increase borrowing capacity up to $400.0 million.
On May 31, 2023, this unsecured credit facility was further amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark alternative reference rate under the credit facility. Loans under the credit facility outstanding as of the effective date of the Amendment that accrue interest at a rate determined by reference to LIBOR will continue to accrue interest at a rate determined by reference to LIBOR for the interest period applicable to such loans. The line of credit has an interest rate equal to daily SOFR plus a margin of 135 basis points and a spread adjustment of 10 basis points. The interest rates on the line of credit are based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or daily or term SOFR, plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the First Amendment to Third Amended and Restated Credit Agreement. Prior to the amendment, interest rates on the line of credit is based, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or LIBOR, plus a margin that ranges from 125-180 basis points based on the consolidated leverage ratio, as defined under the Third Amended and Restated Credit Agreement.
We also have a $6.0 million operating line of credit. As of June 30, 2023, the outstanding balance on this line of credit was $1.0 million. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.

Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) with an aggregate amount of $225.0 million of unsecured senior promissory notes (“unsecured senior notes”) available for issuance. The Company also has a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. Under the private shelf agreement with PGIM, the Company has issued $200.0 million unsecured senior notes with $25.0 million remaining available as of June 30, 2023. The following table shows the notes issued under both private shelf agreements.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, the Company entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan was based on SOFR, plus a margin that ranged from 120 to 175 basis points based on the consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of June 30, 2023, the term loan was paid in full. As of December 31, 2022, the term loan had a balance of $100.0 million.
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 12 apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of June 30, 2023 and December 31, 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $367.7 million and $299.4 million at June 30, 2023 and December 31, 2022, respectively, on 14 and 15 apartment communities, respectively. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of June 30, 2023 and December 31, 2022, the weighted average interest rate on mortgage debt was 4.14% and 3.85%, respectively.
On April 26, 2023, Centerspace closed on a $90.0 million secured note payable, which is included in the mortgages payable discussion above, with an interest rate of 5.04% and a term of 12 years.
Equity
We have an equity distribution agreement in connection with the 2021 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of June 30, 2023, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program. Further information can be found in Note 4 - Equity and Mezzanine Equity in the Condensed Consolidated notes.
On March 10, 2022, the Board of Trustees approved a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three and six months ended June 30, 2023. As of June 30, 2023, the Company had $14.2 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2023	105	$5,696	$54.51

Six Months Ended June 30,
2023	124	$6,718	$54.19
(1)Amount includes commissions.
Changes in Cash, Cash Equivalents, and Restricted Cash
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended June 30, 2023, we generated capital from various activities, including:
•Receiving $141.6 million in net proceeds from the sale of nine apartment communities; and
•Receiving $90.0 million in proceeds from a new mortgage on Parkhouse.
During the six months ended June 30, 2023, we used capital for various activities, including:
•Repaying $100.0 million on a variable rate term loan;
•Net repayments of $94.5 million on the line of credit;
•Repaying $22.8 million of mortgage principal;
•Paying distributions on common shares, Series E preferred units, Units, and Series C preferred shares of $29.9 million;
•Repurchasing 123,967 common shares for $6.7 million; and
•Funding capital improvements for apartment communities of approximately $25.1 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2023, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the six months ended June 30, 2023.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and disclosed in Item 1A in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
The Company issued 150 and 2,773 unregistered Common Shares to limited partners of the Operating Partnership in exchange for their Units, on May 31, 2023 and June 30, 2023, respectively, in reliance on the private offering exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, in part because the issuances were made to a limited number of limited partners through privately negotiated transactions not involving any public offer or solicitation.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
April 1 - 30, 2023	103,648	$54.51	103,618	$14,282,622
May 1 - 31, 2023	1,035	55.01	885	14,234,010
June 1 - 30, 2023	—	—	—	14,234,010
Total	104,683	$54.51	104,503
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount includes commissions paid.
(3)On March 10, 2022, the board authorized a new $50.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Promissory Note, dated April 26, 2023, by CSR – PARKHOUSE, LLC in favor of State Farm Life Insurance Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.2
Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents, dated April 26, 2023, by CSR – PARKHOUSE, LLC, in favor of the Public Trustee of the County (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.3
Guaranty Agreement, dated April 26, 2023, by Centerspace in favor of State Farm Life (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.4
First Amendment to Third Amended and Restated Credit Agreement, dated as of May 31, 2023, among Centerspace, LP, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, KeyBank, National Association and PNC Bank, National Association, as Syndicated Agents, and Bank of Montreal, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2023).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: July 31, 2023