Form 10-K
period 2023-12-31
CENTERSPACE
filed 2024-02-20
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes   ☑   No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2023 was 913,064,559 based on the last reported sale price on the New York Stock Exchange on June 30, 2023. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 13, 2024, was 14,908,674.
References in this Report to the “Company,” “Centerspace,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of Centerspace’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

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
•adverse changes in our markets, including future demand for apartment homes in those markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, and inability to accommodate any significant decline in market value of real estate serving as collateral for our debt and mortgage obligations;
•pandemics or epidemics, including the COVID-19 pandemic, and any effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operations;
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
•inability to comply with laws and regulations, including those related to the environment, applicable to our business and any related investigations or litigation; and
•other risks identified in this Report, in our other SEC reports, or in other documents that we publicly disseminate.
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
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2023, we owned interests in 72 apartment communities, containing 13,088 homes and having a total real estate investment amount, net of accumulated depreciation, of $1.9 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
Website and Available Information
Our internet address is www.centerspacehomes.com. We make available, free of charge, through the “SEC filings” tab under the Investors section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports, proxy statements for our Annual Meetings of Shareholders, and other documents filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are filed with or furnished to the SEC. These reports are also available at www.sec.gov. We also make press releases, investor presentations, and certain supplemental information available on our website. Current copies of our Code of Conduct; Code of Ethics for Senior Financial Officers; and Charters for the Audit, Compensation, and Nominating and Governance Committees of our Board of Trustees are also available on our website under the “Corporate Governance” tab under the Investors section of our website. Copies of these documents are also available free of charge to shareholders upon request addressed to the Secretary at Centerspace, P.O. Box 1988, Minot, North Dakota 58702-1988. Information on our website does not constitute part of this Report.
STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970, and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), and we conduct our daily business operations primarily through our operating partnership, Centerspace, LP (the “Operating Partnership”). The sole general partner of Centerspace, LP is Centerspace, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to Centerspace, LP, through Centerspace, Inc., in exchange for the sole general partnership interest in Centerspace, LP. Centerspace, LP holds substantially all of the assets of the Company. Centerspace, LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of limited partnership units (“Units”), which is one of the reasons the Company is structured in this manner. As of December 31, 2023, Centerspace, Inc. owned an 83.6% interest in Centerspace, LP. The remaining interest in Centerspace, LP is held by individual limited partners.
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
•Leveraging technology and systems; and
•Advancing an organizational commitment to Environmental, Social, and Governance (“ESG”) initiatives.
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
At-the-Market Offering Program
We have an equity distribution agreement in connection with an at-the-market offering program (the “2021 ATM Program”). Under the 2021 ATM Program, we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of future acquisitions, construction and mezzanine loans, community renovations, and the servicing of indebtedness. During the year ended December 31, 2023, we did not issue any common shares under the 2021 ATM Program. As of December 31, 2023, we had common shares having an aggregate offering price of up to $126.6 million remaining available under the 2021 ATM Program.
Issuance of Senior Securities
On October 2, 2017, we issued 4.1 million shares of 6.625% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C preferred shares”). As of December 31, 2023, 3.9 million shares remained outstanding. Depending on future interest rates and market conditions, we may issue additional preferred shares or other senior securities which would have a dividend and liquidation preference over our common shares. The Series C preferred shares are redeemable, at our option.

Bank Financing and Other Debt
As of December 31, 2023, we owned 46 apartment communities that were not encumbered by mortgages and which were available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (the “Unsecured Credit Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of December 31, 2023, the additional borrowing availability was $220.0 million beyond the $30.0 million drawn, priced at an interest rate of 7.82%. This credit facility matures in September 2025, with an option to extend maturity for up to two additional six-month periods, and has an accordion option to increase borrowing capacity up to $400.0 million.
On May 31, 2023, this Unsecured Credit Facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark alternative reference rate under the Unsecured Credit Facility. The interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or daily or term SOFR, plus a margin that ranges from 125-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. Prior to the amendment, interest rates on the line of credit were also based on the consolidated leverage ratio, applying the same margin ranges to LIBOR.
We also have a $6.0 million operating line of credit with Wells Fargo Bank, N.A., which is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). We also have a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of December 31, 2023.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, we entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association serving as administrative agent. The interest rate on the Term Loan was based on SOFR, plus a margin that ranged from 120 to 175 basis points based on our consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of December 31, 2023, the Term Loan was paid in full. As of December 31, 2022, the Term Loan had a balance of $100.0 million.
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 12 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, at a blended weighted average, fixed interest rate of 2.78%. As of December 31, 2023 and 2022, the FMCF had a balance of $198.9 million.
As of December 31, 2023, we owned 14 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgages payable were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.45% to 5.04%, and the mortgage loans have varying maturity dates from May 1, 2025, through May 1, 2035.
As of December 31, 2023, our ratio of total indebtedness to total gross real estate investments was 38.0%.

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
We had 165,600 Series D preferred units outstanding as of December 31, 2023. Each Series D preferred unit has a par value of $100. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. The holders of the Series D preferred units do not have any voting rights.
We had 1.7 million Series E preferred units outstanding as of December 31, 2023. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $172.5 million. The holders of Series E preferred units do not have voting rights.
Distributions to Shareholders
The Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and a separate requirement to distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership Units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the years ended December 31, 2023 and 2022 totaled approximately 68% each year, on a per share and Unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”
HUMAN CAPITAL
We strive to foster a great work environment and offer an exceptional experience through competitive pay, benefits, and training programs to our employees, who we refer to as team members. Our objective is to attract, develop, retain, and reward individuals with the talent and skills to help support our business objectives and make our communities home for our residents. As of December 31, 2023, we had 414 employees (377 full-time and 37 part-time) across multiple states.
Compensation and benefits. Our total rewards program includes competitive compensation, a robust benefits program including: paid leave, paid holidays, volunteer time, health and dental benefits, discounted rental rates on our apartments, employee assistance program, life insurance, 401(k) plan, tuition reimbursement and more. We take great pride in our pay for performance strategy where team members are aligned with overall company performance as well as specific performance metrics based on roles. Our annual performance management process invites team members to complete a self-evaluation along with their manager’s assessment. The results of these assessments are a component of the merit increase and pay for performance strategy. As of December 31, 2023, the average tenure of our team members was 3.93 years.
Environmental, Social, and Governance. As part of our ESG initiatives, we publish an annual ESG report detailing our efforts related to furthering our mission, including through providing corporate sponsorship in the communities which we serve, offering paid time off for team members to volunteer, training and compensation programs. During the year ended December 31, 2023, team members completed 2,260 volunteer hours.
Training and development. Training our team is important, and we facilitate that through a learning management system which allows us to provide custom training as well as utilize a library of multifamily focused courses specializing in customer service, sales, leadership, diversity, fair housing, safety, and cyber security. During the year ended December 31, 2023, 243 custom courses were added to our learning management system and over 22,000 training courses were completed by team members.

Team member engagement. We conduct a team member engagement survey annually, where we encourage all team members to provide feedback on our performance. The survey and others conducted throughout the year allows team members to provide feedback anonymously. The results are discussed and presented within functional teams and company-wide.

Diversity, Equity, & Inclusion. We are committed to creating a culture that is inclusive, equitable, and diverse by fostering an environment where everyone can participate and everybody belongs. We are committed to becoming a better reflection of the world we live in and the communities we serve. We strive to develop enduring change by recognizing talent with different backgrounds and experiences with shared goals, and by nurturing an environment where every team member can bring their whole selves to work. It is through an active focus on policies, procedures, and best practices along with increased awareness and education. As of December 31, 2023, 77.3% of our team members self-identified as white, 6.5% as Hispanic and/or Latino, 5.6% as Black or African American, and 10.6% other ethnicities. As of December 31, 2023, 49.5% of our total team members, 60.0% of our senior management, and 57.1% of our Board of Trustees self-identified as female.

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
GOVERNMENT REGULATION
See the discussion under the caption “Risks Related to Our Properties and Operations -- We may be responsible for potential liabilities under environmental laws” in Item 1A, Risk Factors, for information concerning the potential effects of environmental matters on our business, “Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies” in Item 1A, Risk Factors, for information concerning the potential effects of compliance with disabled persons and other safety regulations on our business, “Changes in federal or state laws and regulations relating to climate change could result in increased costs to our business, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue” in Item 1A, Risk Factors, for information concerning the potential effects of climate change regulation on our business, “Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs” in Item 1A. Risk Factors, for information concerning the potential costs associated with zoning and permitting regulations, “The COVID-19 pandemic affected our business in the past, and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders” in Item 1A Risk Factors, for information concerning the potential effects of regulations related to the COVID-19 pandemic, and “Multifamily residential properties may be subject to rent stabilization regulations, now or in the future, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts” in Item 1A. Risk Factors for information concerning potential rent control regulations.

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
We depend on residents for revenue, and low occupancy rates or lease terminations could reduce our revenues from rents. Rental payments account for most of our revenue. The underlying value of our properties and the ability to make distributions depend on the ability of our residents to generate enough income to pay their rents in a timely manner. The success of our properties depends on the occupancy levels, rental income and operating expenses of our properties and our business. Residents’ inability to timely or fully pay their rents may be impacted by their employment prospects and/or other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make their required lease payments. If residents default on their leases or fail to renew their leases, we may be unable to re-lease the property for the rent previously received. Our apartment leases are generally for a term of 12 months or less. Because these leases generally allow residents to leave at the expiration of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Furthermore, we may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to shareholders and may also cause the value of our common shares to decline.
Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition. Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, and the effects of governmental initiatives to manage economic conditions. Current or potential residents may delay or decrease spending on housing as their budgets are impacted by economic or political conditions. The inability of current and potential residents to pay market rents may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.
The current conflicts in Russia and Ukraine, as well as Israel and Gaza, resulting sanctions and related countermeasures by the United States and other countries could to lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could have an adverse impact on our operations and financial performance.

The COVID-19 pandemic affected our business in the past, and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders. The COVID-19 pandemic had, and any future pandemic may have, an impact on our financial condition, results of operations, and cash flows as well as adversely affect our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The effects of any such outbreak are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the epidemic, pandemic, or other outbreak, the actions taken to contain it or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures. Global outbreaks of infectious diseases may also exacerbate certain of the other risks described in this “Risk Factors” section.
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
We depend on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors. Substantially all of our investments are concentrated in the multifamily sector. As a result, we are subject to risks inherent in investments in a single asset class. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our business and results of operations or on the value of our assets than if we had continued to be more diversified in our investments into more than one asset class.
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
Our business depends on our ability to continue to provide high quality housing and consistent operation of our apartment communities, the failure of which could adversely affect our business and results of operations. Our business depends on providing our residents with quality housing and reliable services, including utilities, along with the consistent operation of our communities and their associated amenities, including covered parking, swimming pools, clubhouses with fitness facilities, playground areas, and other similar features. We may be required to undertake significant capital expenditures to renovate or reconfigure our communities in order to attract new residents and retain existing residents. The delayed delivery, material reduction, or prolonged interruption in any of these services may cause our residents to terminate their leases, may result in the reduction of rents and/or may result in an increase in our costs. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power failure, inclement weather, physical or electronic security breaches, vandalism or acts of terrorism, or other similar events. Any of these issues could cause our residents to terminate or fail to renew their leases, could expose us to additional costs or liability claims, and could damage our reputation, any of which could impact our ability to provide quality housing and consistent operation of our apartment communities, which in turn could materially affect our business and results of operations.
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
To the extent that climate change causes an increase in catastrophic weather events, such as severe storms, fires, or floods, our properties may be susceptible to an increased risk of weather-related damage. In addition, we may experience extreme weather conditions and prolonged changes in precipitation and temperature, all of which could result in physical damage to, and/or a decrease in demand for, our apartment communities located in these areas. If the impact of any such climate change were to be material, or occur for a lengthy period of time, our business may be adversely affected.
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
Changes in federal or state laws and regulations relating to climate change could result in increased costs to our business, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue. Among other things, “green” building codes may seek to reduce emissions and other environmental impacts through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future, including the imposition of new energy efficiency standards or requirements relating to resistance to inclement weather, could increase the costs of maintaining or improving our properties without a corresponding increase in revenue, thereby having an adverse effect on our financial condition or results of operation. The impact of climate change also may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.
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
Adverse changes in taxes and other laws may affect our liabilities relating to our properties and operations. Increases in real estate taxes, including recent property tax increases in several of the markets in which we operate, and service and transfer taxes may adversely affect our cash available for distributions and our ability to service our debt. Similarly, changes in laws that increase the potential liability for environmental conditions or that affect development, construction, and safety requirements may result in significant unanticipated costs. Future enactment of rent control or rent stabilization laws or other laws regulating apartment communities may reduce rental revenues or increase operating costs. See “Multifamily residential properties may be subject to rent stabilization regulations, now or in the future, which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.” The Inflation Reduction Act of 2022 may also increase our tax burden. See “Legislative or regulatory actions affecting REITs could have an adverse effect on us or our shareholders.”
We may be unable to retain or attract qualified management. We depend on our senior officers for essentially all aspects of our business operations. Our senior officers have experience in the real estate industry, and the loss of them would likely have a significant adverse effect on our operations and could adversely impact our relationships with lenders and industry personnel. Except for our Chief Executive Officer and Chief Financial Officer, we do not have employment contracts with any of our senior officers. As a result, any senior officer may terminate his or her relationship with us at any time, without providing advance notice. If we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, it could adversely affect our business.
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
We face risks associated with cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks, and services. We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. In the normal course of business, we and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and/or payroll software/services) collect and retain certain personal information provided by our residents, employees, and vendors. We also rely extensively on computer systems to process transactions and manage our business.
Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target. In some cases, these breaches are designed to be undetected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, thereby making it impossible to entirely mitigate this risk. The risk of a breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased due to the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence.
The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining services of cybersecurity experts, compliance costs arising out of existing and future cybersecurity, data protection, privacy laws, regulations, and related reporting obligations, and costs related to maintaining data backups and other damage-mitigation services.
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
Security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Information security risks with respect to data privacy have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive, private data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our offices and on our networks and website and on third-party provider networks. We may share some of this information with service providers who assist us with certain aspects of our business. The secure processing and maintenance of this information is critical to our operations and business and growth strategies. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot provide assurance that we or our service providers will be able to prevent unauthorized access to this personal information, that our efforts to maintain the security and integrity of the information that we and our service providers collect will be effective, or that attempted security breaches or disruptions would not be successful or damaging. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation. In addition, a security breach could require that we expend significant additional resources to repair and/or enhance our information security systems. Furthermore, we could experience material harm to our financial condition, cash flows and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships.
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
Future cash flows may not be sufficient to ensure recoverability of the carrying value of our real estate assets. We periodically evaluate the recoverability of the carrying value of our real estate assets under United States generally accepted accounting principles (“GAAP”). Factors considered in evaluating impairment of our real estate assets held for investment include recurring net operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the estimated undiscounted future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of these assets require the judgment of management. If we cannot recover the carrying value of our real estate assets, our results of operations could suffer.
Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies. Federal, state, and local laws and regulations designed to improve disabled persons’ access to and use of buildings, including the Americans with Disabilities Act of 1990, may require modifications to, or restrict renovations of, existing buildings that may require unexpected expenditures. These laws and other safety regulations may require that structural features be added to buildings under construction. Legislation or regulations that may be adopted in the future may impose further burdens or restrictions on us with respect to improved access to, and use of these buildings by, disabled persons. Noncompliance could result in the imposition of fines by government authorities or the award of damages to private litigants. The costs of complying with these laws and regulations may be substantial, and limits or restrictions on construction, or the completion of required renovations, may limit the implementation of our investment strategy or reduce overall returns on our investments.
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
Restrictive covenants in our debt agreements may limit our operating and financial flexibility, and our inability to comply with these covenants could have significant implications. Our indebtedness, which at December 31, 2023 totaled outstanding borrowings of approximately $920.0 million, contains a number of significant restrictions and covenants. These restrictions and covenants include financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to total asset value, among others and certain non-financial covenants. These may limit our ability to make future investments and dispositions, add incremental secured and recourse debt, and add overall leverage. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the terms of our indebtedness would permit the lenders to accelerate indebtedness under effected agreements, which would include agreements that contain cross-acceleration provisions with respect to other indebtedness.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt. As of December 31, 2023, 14 of our properties were encumbered by mortgages. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by property may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hurt our ability to meet the distribution requirements applicable to REITs under the Code.
Rising interest rates may affect our cost of capital and financing activities. We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. We also have an Unsecured Credit Facility that bears interest at variable rates based on amounts drawn. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow and ability to make distributions to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make acquisitions and develop properties. The potential for rising interest rates could limit our ability to refinance portions of our fixed-rate indebtedness when it matures and would increase our interest costs. As a result, any increase in interest rates could reduce the cash available for distribution to shareholders.
Financial and real estate market disruptions could adversely affect the multifamily property sector’s ability to obtain financing from Fannie Mae and Freddie Mac, which could adversely impact us. The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) are major sources of financing for the multifamily sector, and both have historically experienced losses due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, we could lose, in part or completely, a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-

enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets. In addition, any phase-out of Fannie Mae and Freddie Mac, change in their mandates, or reduction in government support for apartment communities generally could result in adverse changes to interest rates, capital availability, development of additional apartment communities, and the value of these communities. All of the foregoing could materially adversely affect our financial condition, results of operations and ability to make distributions to our investors.
We hold a portion of our cash and cash equivalents in deposit accounts that could be adversely affected if the financial institutions holding such deposits fail. We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We do not have any bank accounts, loans to or from, or any other amounts due to or from any recently failed financial institution, nor have we experienced any losses to date on our cash and cash equivalents held in bank accounts. However, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.
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
Risks Related to Our Shares
Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks. Environmental, social and governance (“ESG”) matters have become increasingly important to investors and other stakeholders. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based upon ESG metrics. ESG evaluations are highly important to many investors and stakeholders. Many investors use ESG factors to guide their investment decisions. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability efforts and/or score when making an investment decision. In addition, investors, particularly institutional investors, may use ESG or sustainability scores issued by proxy advisory firms or other third parties to benchmark companies against their peers. Furthermore, our residents and employees, as well as prospective residents and employees, may use sustainability scores in deciding whether to rent from or work with us. On the other hand, investor backlash, political pressure, and legal threats over ESG efforts have occurred. Although we make ESG disclosures and undertake sustainability and diversity initiatives, there can be no assurance that we will score highly on ESG matters in the future or satisfy all stakeholders. The criteria by which companies are rated may change, which could cause us to perform differently or worse than we have in the past. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. In addition, we may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies, including our residents. The occurrence of any of the foregoing could have an adverse effect on our reputation, the price of our stock and our business, financial condition and results of operations, including increased capital expenditures and operating expenses.
Payment of distributions on our common shares is not guaranteed. A decrease in rental revenue, an increase in funding to support our acquisition and development needs, or other unmet liquidity needs could have an adverse effect on our ability to pay distributions to our shareholders or the Operating Partnership’s unitholders.
Our Board of Trustees must approve any stock distributions and may elect at any time, or from time to time, and for an indefinite duration, to reduce or not pay the distributions payable on our common shares. Our Board may reduce distributions for a variety of reasons, including but not limited to the following:
•operating and financial results that may not support the current distribution payment;
•unanticipated costs, capital requirements, or cash requirements;
•annual distribution requirements under the REIT provisions of the Code;
•a conclusion that the payment of distributions would cause us to breach the terms of certain agreements or contracts, such as financial ratio covenants in our debt financing documents; or
•other factors the Board of Trustees may consider relevant.

We are a holding company with limited operations and, as such, we will rely on funds received from our Operating Partnership to pay liabilities, and the interests of our shareholders will be structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries. We are a holding company and conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any significant independent operations. As a result, we rely on distributions from our Operating Partnership to pay any dividends we might declare on our common shares. We also rely on distributions from our Operating Partnership to meet our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, claims of shareholders are structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our shareholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.
Our future growth depends, in part, on our ability to raise additional equity capital, which could have the effect of diluting the interests of our common shareholders. Our future growth depends upon, among other things, our ability to raise equity capital and issue limited partnership Units of our Operating Partnership. Sales of substantial amounts of our common or preferred shares in the public market, or the perception that such sales or issuances might occur, may dilute the interests of the current common shareholders and could adversely affect the market price of our common shares. In addition, as a REIT, we are required to make distributions to holders of our equity securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. This limits our ability to retain cash or earnings to fund future growth and makes us more dependent on raising funds through other means, which may include raising additional equity capital.
We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Our Declaration of Trust provides for an unlimited number of shares of beneficial interest. Without the approval of our common shareholders, our Board of Trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights and preferences that are superior to the rights of the holders of our common shares. We have a shelf registration statement that enables us to sell an undetermined number of equity and debt securities as defined in the prospectus, including under the 2021 ATM Program. Future sales of common shares, preferred shares, or convertible debt securities may dilute current shareholders and could have an adverse impact on the market price of our common shares.
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
We have tax protection agreements in place on twenty-eight properties. If these properties are sold in a taxable transaction, we must make the unitholders associated with these particular properties whole through the payment of their related tax. We dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code whenever possible. If we are not able to satisfy all of the technical requirements of Section 1031, or if Section 1031 is repealed, selling a property with a tax protection agreement could trigger a material obligation to make the associated unitholders whole.
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
The tax imposed on REITs engaging in prohibited transactions and our agreements entered into with certain contributors of our properties may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors, or the IRS may successfully assert that one or more of our sales are prohibited transactions and, as a result, we may be required to pay a penalty tax. To avert this penalty tax, we may hold some of our assets through a taxable REIT subsidiary (“TRS”). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income at the federal and state level. We have entered into agreements with certain contributors of our properties that contain limitations on our ability to dispose of certain properties in taxable transactions. The limitations on taxable dispositions are effective for varying periods. Such agreements may require that we make a payment to the contributor in the event that we dispose of a covered property in a taxable sale during the restriction period.
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
Legislative or regulatory actions affecting REITs could have an adverse effect on us or our shareholders. Changes to tax laws or regulations may adversely impact our shareholders and our business and financial results. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”). The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% federal excise tax on certain stock repurchases and economically similar transactions.
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
Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
We have an information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner.
Our Board of Trustees oversees management’s process for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our Senior Vice President of Information Technology (the “SVP of IT”), meets with the Board of Trustees at least annually to present and discuss strategies and cybersecurity initiatives. This meeting includes reporting of cybersecurity incidents at least annually or more often, if identified.
Our SVP of IT leads a team that is responsible for assessing and managing our cybersecurity risks. The SVP of IT has a B.S. in Management Information Systems, spent more than a decade with Microsoft before joining the Company, and is an active member of North Dakota State and Local Intelligence Center (NDSLIC), an affiliate of National Fusion Center Association (NFCA) and United States Homeland Security (DHS). Senior management, including the SVP of IT, conducts regular meetings to discuss technology initiatives and cybersecurity risks and strategies.
A comprehensive approach to assessing, identifying, and managing cybersecurity risks is part of the Company’s overall risk management strategy. A combination of internal and external monitoring services help identify, manage, and assess how management responds within our enterprise risk management processes. Any known known cybersecurity incidents would be reported to our board, chief executive officer, and disclosure committee for evaluation.
We engage third party experts to monitor for and identify cyber threats. Both management and the third party provider receive alerts regarding cyber threats. The third party provider has the ability to act on our behalf to respond to any threats it identifies. We also use, among other things, endpoint monitoring, anti-virus software, multi-factor authentication, and data encryption to assist with managing cyber risks and identifying cyber threats. In addition, we engage a cybersecurity consultant to regularly assess cyber risks and threats and provide recommendations and plans to mitigate those risks.
We utilize third-party service providers for a variety of functions. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers. We look for reliable and reputable service providers that maintain cybersecurity programs based on industry standards. Depending on the nature of the services provided and the sensitivity of information processed, our vendor management process may include contractually imposed obligations on the provider and reviewing the cybersecurity practices of such provider.
In 2021, we suffered a ransomware attack on our information technology systems. This incident did not have a material impact on our business, operations, or financial condition; however, as a result, we began work on certain information technology initiatives earlier than originally planned.
A security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See Item 1A. Risk Factors – “We face risks associated with cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks, and services” and “Security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer.” and “Security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”

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
Summary of Communities Owned as of December 31, 2023
The following table presents information regarding our 72 apartment communities held for investment, as of December 31, 2023. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or in service for substantially all of the periods being compared, and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities. “Other” includes non-multifamily properties and non-multifamily components of mixed use properties. We own the following interests in real estate either through our wholly-owned subsidiaries or by ownership of a controlling interest in an entity owning the real estate. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Report.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2023
SAME-STORE
71 France - Edina, MN (1)	241	$68,136	93.0%
Alps Park Apartments - Rapid City, SD	71	6,509	93.0%
Arcata Apartments - Golden Valley, MN	165	33,905	93.3%
Ashland Apartment Homes - Grand Forks, ND	84	8,595	96.4%
Avalon Cove Townhomes - Rochester, MN	187	40,674	92.5%
Bayberry Place - Eagan, MN (2)	120	17,557	95.0%
Burgundy & Hillsboro - New Hope, MN (2)	250	36,115	95.6%
Canyon Lake Apartments - Rapid City, SD	109	6,598	92.7%
Cardinal Point Apartments - Grand Forks, ND	251	34,889	93.6%
Cascade Shores Townhomes + Flats - Rochester, MN (1)	366	84,365	94.5%
Castlerock Apartment Homes - Billings, MT	165	7,675	92.7%
Civic Lofts - Denver, CO	176	61,945	97.7%
Connelly on Eleven - Burnsville, MN	240	30,760	95.4%
Cottonwood Apartment Homes - Bismarck, ND	268	25,251	95.2%
Country Meadows Apartment Homes - Billings, MT	133	9,737	92.5%
Cypress Court Apartments - St. Cloud, MN (1) (3)	196	21,536	96.4%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2023
Deer Ridge Apartment Homes - Jamestown, ND	163	25,654	93.3%
Donovan Apartment Homes - Lincoln, NE	232	25,508	93.5%
Dylan at RiNo - Denver, CO	274	90,746	96.0%
Evergreen Apartment Homes - Isanti, MN	72	7,406	100.0%
FreightYard Townhomes & Flats - Minneapolis, MN	96	26,952	93.8%
Gardens Apartments - Grand Forks, ND	74	9,372	94.6%
Grand Gateway Apartment Homes - St. Cloud, MN	116	11,236	91.4%
Greenfield - Omaha, NE	96	7,847	95.8%
Grove Ridge - Cottage Grove, MN (2)	84	12,311	97.6%
Homestead Garden Apartments - Rapid City, SD	152	16,577	95.4%
Ironwood - New Hope, MN	182	39,803	91.8%
Lakeside Village Apartment Homes - Lincoln, NE	208	22,997	93.8%
Legacy Apartments - Grand Forks, ND	360	34,164	94.7%
Legacy Heights Apartment Homes - Bismarck, ND	119	15,249	96.6%
Lugano at Cherry Creek - Denver, CO	328	103,855	94.5%
Meadows Apartments - Jamestown, ND	81	7,101	98.8%
Monticello Crossings - Monticello, MN	202	32,426	92.1%
Monticello Village - Monticello, MN	60	5,452	91.7%
New Hope Garden & Village - New Hope, MN (2)	150	15,574	94.7%
Northridge Apartments - Bismarck, ND	68	8,679	94.1%
Olympic Village Apartments - Billings, MT	274	15,779	94.5%
Oxbo Urban Rentals - St Paul, MN	191	58,106	95.3%
Palisades - Roseville, MN (1)	330	58,302	97.3%
Park Place Apartments - Plymouth, MN	500	111,488	95.8%
Parkhouse Apartment Homes - Thornton, CO(1)	465	145,653	94.8%
Plymouth Pointe - Plymouth, MN (2)	96	14,192	97.9%
Pointe West Apartments - Rapid City, SD	90	5,853	91.1%
Ponds at Heritage Place - Sartell, MN	58	5,469	91.4%
Prosper West - Waite Park, MN (1)	313	29,035	93.3%
Quarry Ridge Apartments - Rochester, MN	320	41,771	95.6%
Red 20 Apartments - Minneapolis, MN (1)	130	26,825	96.2%
Regency Park Estates - St. Cloud, MN (1)	149	19,583	92.0%
Rimrock West Apartments - Billings, MT	78	5,702	96.2%
River Pointe - Fridley, MN (2)	300	41,979	95.0%
River Ridge Apartment Homes - Bismarck, ND	146	26,678	95.9%
Rocky Meadows Apartments - Billings, MT	98	7,893	92.9%
Rum River Apartments - Isanti, MN	72	6,199	94.4%
Silver Springs Apartment Homes - Rapid City, SD	52	4,268	96.2%
Southdale Parc - Richfield, MN (2)	69	7,104	88.4%
SouthFork Townhomes + Flats - Lakeville, MN (1)	272	54,943	91.5%
Southpoint Apartments - Grand Forks, ND	96	10,878	96.9%
Sunset Trail Apartment Homes - Rochester, MN	146	19,111	92.5%
Union Pointe - Longmont, CO	256	76,371	96.9%
Venue on Knox - Minneapolis, MN (2)	97	24,178	89.7%
Westend - Denver, CO	390	129,283	96.2%
Whispering Ridge - Omaha, NE (1)	336	33,158	91.4%
Wingate - New Hope, MN (2)	136	13,978	99.3%
Woodhaven - Minneapolis, MN (2)	176	25,911	92.6%
Woodland Pointe - Woodbury, MN (2)	288	61,211	91.7%
Woodridge on Second - Rochester, MN	110	12,460	93.6%
TOTAL SAME-STORE	12,173	$2,106,517

NON-SAME-STORE
Elements of Linden Hills - Minneapolis, MN(1)	31	9,084	96.8%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2023
Lake Vista Apartment Homes - Loveland, CO(1)	303	87,789	94.4%
Lyra Apartments - Centennial, CO(2)	215	93,045	93.5%
Martin Blu - Eden Prairie, MN(1)	191	49,625	93.7%
Noko Apartments - Minneapolis, MN	130	44,846	95.4%
Zest - Minneapolis, MN(1)	45	11,638	97.8%
TOTAL NON-SAME-STORE	915	$296,027

TOTAL MULTIFAMILY	13,088	$2,402,544

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2023
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,922	$6,495	86.1%
Civic Lofts - Denver, CO	1,600	—	100.0%
Lugano at Cherry Creek - Denver, CO	11,998	2,461	92.2%
Noko Apartments - Minneapolis, MN	23,988	118	100.0%
Oxbo Urban Rentals- St Paul, MN	11,477	3,526	100.0%
Red 20 Apartments - Minneapolis, MN (1)	10,508	2,959	70.9%
Zest - Minneapolis, MN(1)	3,200	53	100.0%
TOTAL OTHER - MIXED USE COMMERCIAL	83,693	$15,612

OTHER - COMMERCIAL
3100 10th St SW - Minot, ND(4)	9,690	$1,990	N/A
TOTAL OTHER - COMMERCIAL	9,690	$1,990

TOTAL SQUARE FOOTAGE - OTHER	93,383
TOTAL GROSS REAL ESTATE INVESTMENTS		$2,420,146
(1)Encumbered by mortgage debt.
(2)Encumbered by mortgage in our Fannie Mae Credit Facility.
(3)Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 86.1% ownership in Cypress Court.
(4)This is our Minot corporate office building.
Properties by State
The following table presents, as of December 31, 2023, the total property owned by state:

	(in thousands)
State	Total	% of Total
Minnesota	$1,244,397	51.5%
Colorado	791,148	32.7%
North Dakota	208,500	8.6%
Nebraska	89,510	3.7%
South Dakota	39,805	1.6%
Montana	46,786	1.9%
Total	$2,420,146	100.0%
Item 3. Legal Proceedings
In the ordinary course of our operations, we become involved in litigation. At this time, we know of no material pending or threatened legal proceedings to which we are a party or of which any of our properties are the subject.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our Common Shares of Beneficial Interest, no par value, are traded on the New York Stock Exchange under the symbol “CSR”.
Shareholders
As of February 13, 2024, there were approximately 2,424 common shareholders of record.
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
On September 30, 2023, October 31, 2023, and November 30, 2023, we issued an aggregate of 2,283, 1,265, and 1,505 unregistered common shares, respectively, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
October 1 - 31, 2023	—	$—	—	$14,234,010
November 1 - 30, 2023	75,465	52.13	75,465	10,301,837
December 1 - 31, 2023	26,482	53.16	16,511	9,414,859
Total	101,947	$52.40	91,976
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount includes commissions paid.
(3)On March 10, 2022, the board authorized a $50.0 million share repurchase program.
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
Set forth below is a graph that compares, for the five years commencing December 31, 2018 and ending December 31, 2023, the cumulative total returns for our common shares with the comparable cumulative total return of three indices, the Standard & Poor’s 500 Index (“S&P 500”), the FTSE Nareit Equity REITs Index, and the FTSE Nareit Equity Apartments Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2018, $100 was invested in our common shares and in each of the indices. The comparison assumes the reinvestment of all distributions.

Total Return Performance
Index Value
300
250
200
150
100
50
Centerspace
S&P 500 Index
FTSE NAREIT Equity REITs Index
FTSE NAREIT Equity Apartments Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Centerspace	100.00	154.26	156.96	254.70	140.18	146.30
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
FTSE Nareit Equity REITs	100.00	126.00	115.92	166.04	125.58	142.83
FTSE Nareit Equity Apartments Index	100.00	126.32	106.94	174.97	119.06	126.05
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
Executive Summary
We are a real estate investment trust, or REIT that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2023, we owned interests in 72 apartment communities consisting of 13,088 homes as detailed in Item 2 - Properties. Property owned, as presented in the Consolidated Balance Sheets, was $2.4 billion at December 31, 2023, compared to $2.5 billion at December 31, 2022.
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
Significant Transactions and Events for the Year Ended December 31, 2023
Highlights. For the year ended December 31, 2023, our highlights included the following:
•Net Income was $2.32 per basic and diluted share for the year ended December 31, 2023, compared to Net Loss of $1.35 per basic and diluted share for the year ended December 31, 2022;
•Core funds from operations (“CFFO”) per diluted share, a non-GAAP measure, increased 7.9% (refer to reconciliations of Funds from Operations and Core Funds from Operations beginning on page 30 for additional detail) to $4.78 from $4.43;
•Operating income increased to $84.5 million for the year ended December 31, 2023 compared to $13.9 million for the prior year; and
•Same-store year-over-year net operating income growth of 9.0% driven by same-store revenue growth of 7.2% (refer to Reconciliation of Operating Income (Loss) to Net Operating Income on page 27 for additional detail).
Acquisitions and Dispositions. During the year ended December 31, 2023, we completed the following transactions in furtherance of our strategic plan:
•Disposed of 13 non-core apartment communities for an aggregate sales price of $226.8 million and a realized gain on sale of $71.2 million; and
•Acquired Lake Vista Apartment Homes, a 303 home apartment community in Loveland, Colorado for an aggregate purchase price of $94.5 million.
Financing Transactions. During the year ended December 31, 2023, we completed the following financing transactions:
•Repurchased 216,000 common shares for total consideration of $11.5 million and an average of $53.44 per share.
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

RESULTS OF OPERATIONS
We are presenting our results of operations for the years ended December 31, 2023 and 2022. For additional comparison of results of operations for the years ended December 31, 2022 and December 31, 2021, please refer to our Annual Report on Form 10-K filed with the SEC on February 21, 2023.
Non-GAAP Financial Measures
Net operating income. Net operating income (“NOI”) is a non-GAAP financial measure which we define as total real estate revenues less property operating expenses, including real estate taxes, which is reconciled to operating income. Refer to the reconciliation of Operating Income to Net Operating Income below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by sales of real estate and other investments, impairment, depreciation, amortization, financing costs, property management expenses, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Throughout this Report, we have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for substantially all of the periods being compared and, in the case of development properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities and their contribution to net income. Management believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of communities are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing NOI, raising average rental revenue, renewing the leases of existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store communities are generally due to the addition of those properties to our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.
For the comparison of the twelve months ended December 31, 2023 and 2022, 66 apartment communities were classified as same-store and six apartment communities were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities are included in “Dispositions” for the periods prior to the sale, which also includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Year Ended December 31,
	2023	2022	$ Change	% Change
Operating income	$84,453	$13,861	$70,592	509.3%
Adjustments:
Property management expenses	9,353	9,895	(542)	(5.5)%
Casualty loss	2,095	1,591	504	31.7%
Depreciation and amortization	101,678	105,257	(3,579)	(3.4)%
Impairment	5,218	—	5,218	N/A
General and administrative expenses	20,080	17,516	2,564	14.6%
Gain on sale of real estate and other investments	(71,244)	(41)	(71,203)	*
Loss on litigation settlement	3,864	—	3,864	N/A
Net operating income	$155,497	$148,079	$7,418	5.0%
*Not a meaningful percentage
GAAP and Non-GAAP Financial Measures
The following table metrics, including GAAP and non-GAAP measures, cover the years ended December 31, 2023 and 2022.

	(in thousands)
	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenue
Same-store(1)	$230,333	$214,941	$15,392	7.2%
Non-same-store(1)	16,031	9,434	6,597	69.9%
Other(1)	2,601	2,466	135	5.5%
Dispositions(1)	12,344	29,875	(17,531)	(58.7)%
Total	261,309	256,716	4,593	1.8%
Property operating expenses, including real estate taxes
Same-store(1)	92,847	88,785	4,062	4.6%
Non-same-store(1)	5,915	3,542	2,373	67.0%
Other(1)	797	940	(143)	(15.2)%
Dispositions(1)	6,253	15,370	(9,117)	(59.3)%
Total	105,812	108,637	(2,825)	(2.6)%
Net operating income(2)
Same-store(1)	137,486	126,156	11,330	9.0%
Non-same-store(1)	10,116	5,892	4,224	71.7%
Other(1)	1,804	1,526	278	18.2%
Dispositions(1)	6,091	14,505	(8,414)	(58.0)%
Total	$155,497	$148,079	$7,418	5.0%
Property management expense	(9,353)	(9,895)	(542)	(5.5)%
Casualty loss	(2,095)	(1,591)	504	31.7%
Depreciation and amortization	(101,678)	(105,257)	(3,579)	(3.4)%
Impairment of real estate investments	(5,218)	—	5,218	N/A
General and administrative expenses	(20,080)	(17,516)	2,564	14.6%
Gain on sale of real estate and other investments	71,244	41	71,203	*
Loss on litigation settlement	(3,864)	—	3,864	N/A
Interest expense	(36,429)	(32,750)	3,679	11.2%
Interest and other income	1,207	1,248	(41)	(3.3)%
NET INCOME (LOSS)	$49,231	$(17,641)	$66,872	379.1%
Dividends to preferred unitholders	(640)	(640)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(7,141)	4,299	(11,440)	(266.1)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(125)	(127)	2	1.6%
Net income (loss) attributable to controlling interests	41,325	(14,109)	55,434	392.9%
Dividends to preferred shareholders	(6,428)	(6,428)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$34,897	$(20,537)	$55,434	269.9%
(1)This is a component of Net operating income and a non-GAAP financial measure. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
(2)Net operating income is a non-GAAP financial measure, as defined above in Results of Operations, Non-GAAP Financial Measures. Refer to the Reconciliation of Operating Income to Net Operating Income on page 27. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
* Not a meaningful percentage.

	Year Ended December 31,
Weighted Average Occupancy (1)	2023	2022
Same-store	94.9%	94.6%
Non-same-store	95.2%	93.5%
Total	94.9%	94.6%
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

	December 31,
Number of Homes	2023	2022
Same-store	12,173	12,173
Non-same-store	915	612
Total	13,088	12,785
Same-store analysis. Revenue from same-store communities increased by 7.2% or $15.4 million in the year ended December 31, 2023, compared to the same period in the prior year. Approximately 6.9% of the increase was due to higher average monthly revenue per occupied home and 0.3% from an increase in occupancy as weighted average occupancy increased from 94.6% to 94.9% for the years ended December 31, 2022 and 2023, respectively. Property operating expenses at same-store communities increased by 4.6% or $4.1 million in the year ended December 31, 2023, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $1.5 million, primarily due to $2.1 million in compensation costs, offset by decreased utilities and turnover costs. Non-controllable expenses at same-store communities increased by $2.6 million primarily due to insurance premiums and deductibles on claims and real estate taxes. Same-store NOI increased by $11.3 million to $137.5 million for the year ended December 31, 2023 compared to $126.2 million in the same period in the prior year.
Non-same-store analysis. Revenue from non-same-store apartment communities increased by $6.6 million in the year ended December 31, 2023, compared to the same period in the prior year. Property operating expenses from non-same-store apartment communities increased by $2.4 million. Net operating income from non-same-store communities increased by $4.2 million. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of apartment communities in the latter part of 2022 and 2023.
Other and dispositions analysis. Revenue from other, which encompasses our commercial and mixed use activity, increased by 5.5% or $135,000 while revenue from dispositions decreased by $17.5 million. Property operating expenses from other decreased by 15.2% or $143,000 while property operating expenses from disposition decreased by $9.1 million due to sold properties. We disposed of 13 apartment communities and associated commercial space during the year ended December 31, 2023.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties decreased by 5.5% to $9.4 million in the year ended December 31, 2023, compared to $9.9 million in the year ended December 31, 2022. The decrease was primarily due to decreased costs for technology initiatives and compensation costs combined with fewer properties due to dispositions.
Casualty loss. Casualty loss increased to $2.1 million in the year ended December 31, 2023, compared to $1.6 million in the year ended December 31, 2022. The increase was primarily due to increased insurance claims activity over the prior year period. Refer to Involuntary Conversion of Assets in Note 2 of the Notes to the Consolidated Financial Statements in the report for more details.
Depreciation and amortization.  Depreciation and amortization decreased by 3.4% to $101.7 million in the year ended December 31, 2023, compared to $105.3 million in the year ended December 31, 2022, attributable to a decrease of $5.6 million from dispositions and $378,000 from other properties, offset by increases at same-store communities and non-same-store communities driven by the addition of an apartment community in the fourth quarter of the current year and value add and acquisition capital projects.
Impairment of real estate investments. Impairment of real estate investments increased to $5.2 million in the year ended December 31, 2023, compared to no impairment in the prior year. These impairments were the result of two apartment communities that were written down to estimated fair value based on the receipt and acceptance of market offers to purchase the apartment communities. Refer to Real Estate Investments in Note 2 of the Notes to the Consolidated Financial Statements in the report for more details.
General and administrative expenses.  General and administrative expenses increased by 14.6% to $20.1 million in the year ended December 31, 2023, compared to $17.5 million in the year ended December 31, 2022, primarily attributable to $3.2 million in executive severance and transition costs related to the CEO departure, $910,000 in incentive related compensation, and $406,000 in legal fees related to the loss on litigation settlement, offset by $1.3 million in abandoned pursuit costs and $873,000 in technology implementation costs that did not occur in the current year.
Gain on sale of real estate and other investments.  In the years ended December 31, 2023 and 2022, we recorded gains on sale of real estate and other investments of $71.2 million and $41,000, respectively. The increase was due to the sale of 13 apartment communities and associated commercial space during the current year that did not occur in the prior year. Refer to Note 9 in the Notes to the Consolidated Financial Statements.
Loss on Litigation Settlement. Loss on litigation settlement was $3.9 million for the year ended December 31, 2023 due to a trial judgment against Centerspace for property damage and monetary losses to a neighboring property. Refer to Litigation Settlement in Note 2 of the Notes to the Consolidated Financial Statements.
Operating income. Operating income increased by 509.3% to $84.5 million in the year ended December 31, 2023, compared to $13.9 million in the year ended December 31, 2022.
Interest expense.  Interest expense increased 11.2% to $36.4 million in the year ended December 31, 2023, compared to $32.8 million in the year ended December 31, 2022, primarily due to higher interest rates.
Interest and other income.  Interest and other income was $1.2 million in the years ended December 31, 2023 and 2022.
Net income (loss) available to common shareholders. Net income (loss) available to common shareholders increased to net income of $34.9 million compared to a net loss of $20.5 million in the prior year.
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

Net income available to common shareholders for the year ended December 31, 2023 increased to $34.9 million compared to a net loss of $20.5 million for the year ended December 31, 2022. FFO applicable to common shares and Units for the year ended December 31, 2023, decreased to $77.3 million compared to $79.9 million for the year ended December 31, 2022, a change of 3.3%, primarily due to $3.2 million in severance and transition expenses related to the departure of Mark Decker, former CEO, increased interest expense, loss on litigation settlement, and decreased NOI from dispositions, offset by increased NOI from same-store and non-same-store communities and $2.2 million in abandoned pursuit costs and technology implementation costs from the prior year that did not occur in the year ended December 31, 2023. For a comparison of FFO applicable to common shares and Units for the years ended December 31, 2022 and 2021, refer to our Annual Report on Form 10-K filed with the SEC on February 21, 2023.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds From Operations

	(in thousands, except per share and unit amounts)
	Year Ended December 31,
	2023	2022
Funds from operations:
Net income (loss) available to common shareholders	$34,897	$(20,537)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	7,141	(4,299)
Depreciation and amortization	101,678	105,257
Less depreciation – non real estate	(322)	(387)
Less depreciation – partially owned entities	(80)	(65)
Impairment of real estate	5,218	—
Gain on sale of real estate	(71,240)	(41)
FFO applicable to common shares and Units	$77,292	$79,928

Adjustments to Core FFO:
Non-cash casualty loss	$1,350	$254
Loss on extinguishment of debt	—	5
Technology implementation costs(1)	—	873
Interest rate swap amortization and mark-to-market	936	(100)
Amortization of assumed debt	(212)	(464)
Pursuit costs	5	1,302
Severance and transition related costs	3,170	—
Loss on litigation settlement and associated trial costs(2)	4,270	—
Other miscellaneous items(3)	(137)	85
Core FFO applicable to common shares and Units	$86,674	$81,883

FFO applicable to common shares and Units	$77,292	$79,928
Dividends to preferred unitholders	640	640
FFO applicable to common shares and Units - diluted	$77,932	$80,568

Core FFO applicable to common shares and Units	$86,674	$81,883
Dividends to preferred unitholders	640	640
Core FFO applicable to common shares and Units - diluted	$87,314	$82,523

Per Share Data
Income (loss) per common share - diluted	$2.32	$(1.35)
FFO per share and Unit - diluted	$4.27	$4.32
Core FFO per share and Unit - diluted	$4.78	$4.43

Weighted average shares - basic	14,994	15,216
Effect of redeemable operating partnership units	925	978
Effect of Series D preferred units	228	228
Effect of Series E preferred units	2,100	2,185
Effect of dilutive restricted stock units and stock options	24	38
Weighted average shares and Units - diluted	18,271	18,645

(1)Costs are related to a two-year implementation.
(2)Consists of $3.9 million loss on litigation settlement for a trial judgment entered against the Company and $406,000 in associated trial costs related to the litigation matter during the year ended December 31, 2023.
(3)Consists of (gain) loss on investments.

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
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D preferred units, Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks, Unit redemptions, and acquisitions of additional communities.
We have historically met our short-term liquidity requirements through net cash flows provided by our operating activities and, from time to time, through draws on our lines of credit. We believe our ability to generate cash from property operating activities and draw on our lines of credit is adequate to meet all expected operating requirements and to make distributions to our shareholders in accordance with the REIT provisions of the Code. Budgeted expenditures for ongoing maintenance and capital improvements and renovations to our real estate portfolio are also generally expected to be funded from existing cash on hand, cash flow generated from property operations, draws on our lines of credit and/or new borrowings. We believe we will have sufficient liquidity to meet our commitments over the next twelve months.
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically used to reduce balances outstanding under our line of credit or is invested in investment grade securities. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2023, we declared cash distributions of $46.4 million to common shareholders and unitholders of Centerspace, LP, as compared to net cash provided by operating activities of $89.5 million and FFO of $77.3 million.
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
As of December 31, 2023, we had total liquidity of approximately $234.6 million, which included $226.0 million available on our lines of credit based on the value of unencumbered properties and $8.6 million of cash and cash equivalents. As of December 31, 2022, we had total liquidity of approximately $153.0 million, which included $142.5 million available on our lines of credit based on the value of unencumbered properties and $10.5 million of cash and cash equivalents.
Debt
As of December 31, 2023, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2023, the additional borrowing availability was $220.0 million beyond the $30.0 million drawn. As of December 31, 2022, the line of credit borrowing capacity was $250.0 million based on the value of our unencumbered properties, of which $113.5 million was drawn on the line. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This credit facility matures in September 2025, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.

On May 31, 2023, this Unsecured Credit Facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark alternative reference rate under the credit facility. The interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or daily or term SOFR, plus a margin that ranges from 125-180 basis points, with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. Prior to the amendment, interest rates on the line of credit were also based on the consolidated leverage ratio, applying the same margin ranges to LIBOR.
We also have a $6.0 million unsecured operating line of credit. As of December 31, 2023 and 2022, there was no outstanding balance on this line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, "PGIM") under which we have issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). We also have a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of December 31, 2023 and 2022.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
In November 2022, we entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan was based on SOFR, plus a margin that ranged from 120 to 175 basis points based on our consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of December 31, 2023, the Term Loan was paid in full. As of December 31, 2022, the Term Loan had a balance of $100.0 million.
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 12 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2023 and 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $391.1 million on and $299.4 million on December 31, 2023, and 2022, respectively on 14 and 15 apartment communities, respectively. As of December 31, 2023, the weighted average rate of interest on our mortgage debt was 4.05%, compared to 3.85% on December 31, 2022. Refer to Note 6 of our Consolidated Financial Statements contained in this Report for the principal payments due on our mortgage indebtedness and other tabular information.
All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. Refer to Item 7A in this Report for additional information on our market and interest rate risk.
Equity
We have an at-the-market offering program (“2021 ATM program”) through which we may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times that we determine. The proceeds from the sale of common shares under the 2021 ATM program are intended to be used for general corporate purposes, which may include the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. During the year ended December 31, 2023, we did not issue any common shares under the 2021 ATM program. During the year ended December 31, 2022, we issued 321,000 common shares under the 2021 ATM program at an average price of $98.89 per share, net of commissions. During the year ended December 31, 2022, total consideration, net of commissions and issuance costs, was approximately $31.4 million. As of December 31, 2023, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM program. Refer to Note 4 of our Consolidated Financial Statements contained in this Report.
On March 10, 2022, the Board of Trustees approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the years ended December 31, 2023 and 2022. As of December 31, 2023, we had $9.4 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2023	216	$11,539	$53.44
Year ended December 31, 2022	432	$29,059	$67.23
(1)Amount includes commissions.
We had 1.7 million and 1.8 million Series E preferred units outstanding on December 31, 2023 and 2022, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. The Series E preferred units have an aggregate liquidation preference of $172.5 million. The holders of the Series E preferred units do not have voting rights.
As of December 31, 2023 and 2022, we had 3.9 million Series C preferred shares outstanding.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2023, we had cash and cash equivalents of $8.6 million and restricted cash consisting of $639,000 of escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2022, we had cash and cash equivalents of $10.5 million and restricted cash consisting of $1.4 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Consolidated Statements of Cash Flows in Item 15 of this report.
In addition to cash flows from operations, during the year ended December 31, 2023, we generated capital from various activities, including:
•Receiving $223.3 million in net proceeds from the sale of 13 apartment communities and associated commercial space; and
•Receiving $90.0 million in proceeds from a new mortgage on our Parkhouse community.
During the year ended December 31, 2023, we used capital for various activities, including:
•Acquiring an apartment community in Loveland, Colorado for $42.2 million in cash, including transaction costs, with the remainder of the purchase price in assumption of mortgage debt;
•Repaying $83.5 million on our line of credit, net of proceeds;
•Repaying approximately $46.7 million of mortgage principal;
•Repaying $100.0 million on notes payable;
•Repurchasing of 216,000 common shares for $11.5 million, net of issuance costs;
•Paying distributions on common shares, Series E preferred units, Units, and Series C preferred shares of $59.7 million; and
•Funding capital improvements for apartment communities of approximately $58.8 million.

Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, unsecured senior notes, and mortgages payable. The primary line of credit had a $30.0 million balance outstanding at December 31, 2023 and matures in September 2025. Our unsecured senior notes had an aggregate balance of $300.0 million at December 31, 2023 with varying maturities from September 2028 through September 2034.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lines of credit (principal and interest)(1)	$33,483	$1,995	$31,488	—	—
Notes payable (principal and interest)	$360,390	$9,347	$18,694	$68,233	$264,116
Mortgages payable (principal and interest)	$727,180	$28,285	$173,457	$145,576	$379,862
Total	$1,121,053	$39,627	$223,639	$213,809	$643,978
(1)The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2023.
We fund capital expenditures, primarily to maintain or renovate our apartment communities. The amounts of these expenditures can vary from year to year depending on the age of the apartment community, timing of planned improvements, and lease turnover.
As of December 31, 2023, we had no significant off-balance-sheet arrangements.
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
Real Estate. Real estate is carried at cost, net of accumulated depreciation, less an adjustment for impairment, if any. Depreciation requires an estimate by management of the useful life of each asset as well as an allocation of the costs associated with a property to its various components. As described further below, the process of allocating property costs to its components requires a considerable amount of subjective judgments to be made by management. If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We use a 10-37 year estimated life for buildings and improvements and a 5-10 year estimated life for furniture, fixtures, and equipment. Maintenance and repairs are charged to operations as incurred. Renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to twenty years.
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
Recent Accounting Pronouncements
For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of our Consolidated Financial Statements appearing elsewhere in this Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows, and fair values of certain financial instruments are dependent upon prevailing market prices and interest rates.
Our exposure to market risk is primarily related to fluctuations in the general level of interest rates on our current and future fixed and variable rate debt obligations. Our operating results are, therefore, affected by changes in interest rates, including SOFR.
As of December 31, 2023, we had $30.0 million of variable-rate borrowings under our lines of credit. We estimate that an increase in 30-day SOFR of 100 basis points with constant risk spreads would result in a $300,000 reduction to our net income (loss) on an annual basis. We estimate that a decrease in 30-day SOFR of 100 basis points would increase our net income (loss) by a similar amount.
Mortgage loan indebtedness, excluding the FMCF, increased by $91.7 million as of December 31, 2023, compared to December 31, 2022, primarily due to one new mortgage loan and the assumption of a mortgage loan in connection with a 2023 acquisition, offset by the payoff of mortgages. As of December 31, 2023 and 2022, all of our mortgage debt, $391.1 million and $299.4 million, respectively, was at fixed rates of interest with staggered maturities. As of December 31, 2023, the weighted average rate of interest on our mortgage debt was 4.05%, compared to 3.85% on December 31, 2022. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
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

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2024	2025	2026	2027	2028	Thereafter	Total	Value
Fixed Rate	$6,860	$36,290	$99,120	$48,666	$118,365	$580,689	$889,990	$787,743
Average Interest Rate(1)	3.59%	3.61%	3.60%	3.57%	3.58%	3.71%	3.61%
Variable Rate	—	$30,000	—	$—	$—	—	$30,000	$30,000
Average Interest Rate(1)(2)	—	6.74%	—	—	—	—	6.74%

(1)Interest rate is annualized.
(2)Interest rate excludes any unused facility fees and amounts reclassified from accumulated other comprehensive income into interest expense from terminated interest rate swaps
Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements and related notes, together with the Report of the Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Report and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2023, the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was effective.
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
Our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.
Item 9B.  Other Information
During the fiscal quarter ended December 31, 2023, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,” and “Board Committees” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
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

4.2	Form of Series A Senior Note under the Note Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.3	Form of Series B Notes under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated October 1, 2019).

4.4	Form of Guaranty Agreement under the Note Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 17, 2019).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on February 19, 2020).

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

4.7	Form of Series C Notes under Note Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

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

EXHIBIT NO.	DESCRIPTION

10.1**	2015 Incentive Plan dated June 23, 2015 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 3, 2015).

10.2**	Amendment to 2015 Incentive Plan dated April 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.3**	Amendment to 2015 Incentive Plan dated March 13, 2020 (incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on April 6, 2020).

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

10.12
Second Amended and Restated Credit Agreement and related Annex I attached thereto, dated as of August 31, 2018, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 6, 2018).

10.13
First Amendment to Second Amended and Restated Credit Agreement and related Annex I attached thereto, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on From 10-K filed with the Commission on February 19, 2020).

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

10.15
Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (as amended and restated through February 27, 2019) (incorporated by reference to Exhibit 10.30 to the Company’s Transition Report on Form 10-K filed with the Commission on February 27, 2019).

10.16
Third Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017).

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

10.26
Employment Agreement, effective March 31, 2023, by and between the Company and Anne Olson (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.27	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.28
Separation Agreement, effective as of March 31, 2023, by and between the Company and Mark Decker, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.29
Promissory Note, dated April 26, 2023, by CSR - PARKHOUSE, LLC in favor of State Farm Life Insurance Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.30
Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents, dated April 26, 2023, by CSR - PARKHOUSE, LLC, in favor of the Public Trustee of the County (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.31
Guaranty Agreement, dated April 26, 2023, by Centerspace in favor of State Farm Life (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.32
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

19.1†	Insider Trading Policy

21.1†	Subsidiaries of Centerspace

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).

EXHIBIT NO.	DESCRIPTION

31.1†	Section 302 Certification of President and Chief Executive Officer

31.2†	Section 302 Certification of Chief Financial Officer

32.1†	Section 906 Certification of the President and Chief Executive Officer

32.2†	Section 906 Certification of the Chief Financial Officer

97.1†	Clawback Policy

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these Consolidated Financial Statements, and (vi) the Cover Page to our Annual Report on From 10-K.

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

Date: February 20, 2024	Centerspace

	By:	/s/ Anne Olson
Anne Olson
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Schissel
John A. Schissel	Trustee & Chairman	February 20, 2024

/s/ Anne Olson
Anne Olson	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 20, 2024

/s/ Bhairav Patel
Bhairav Patel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2024

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 20, 2024

/s/ Linda J. Hall
Linda J. Hall	Trustee	February 20, 2024

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee	February 20, 2024

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 20, 2024

/s/ Rodney Jones-Tyson
Rodney Jones-Tyson	Trustee	February 20, 2024

/s/ Ola O. Hixon
Ola O. Hixon	Trustee	February 20, 2024

CENTERSPACE AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Centerspace

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 20, 2024 expressed an unqualified opinion.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Centerspace
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 20, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 20, 2024

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	December 31, 2023	December 31, 2022
ASSETS
Real estate investments
Property owned	$2,420,146	$2,534,124
Less accumulated depreciation	(530,703)	(535,401)
Total real estate investments	1,889,443	1,998,723
Cash and cash equivalents	8,630	10,458
Restricted cash	639	1,433
Other assets	27,649	22,687
TOTAL ASSETS	$1,926,361	$2,033,301
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$62,754	$58,812
Revolving lines of credit	30,000	113,500
Notes payable, net of unamortized loan costs of $541 and $993, respectively	299,459	399,007
Mortgages payable, net of unamortized loan costs of $3,427 and $3,615, respectively	586,563	495,126
TOTAL LIABILITIES	$978,776	$1,066,445
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at December 31, 2023 and 2022, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at December 31, 2023 and 2022, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 14,963 shares issued and outstanding at December 31, 2023 and 15,020 shares issued and outstanding at December 31, 2022)	1,165,694	1,177,484
Accumulated distributions in excess of net income	(548,273)	(539,422)
Accumulated other comprehensive loss	(1,119)	(2,055)
Total shareholders’ equity	$709,832	$729,537
Noncontrolling interests – Operating Partnership and Series E preferred units	220,544	220,132
Noncontrolling interests – consolidated real estate entities	649	627
TOTAL EQUITY	$931,025	$950,296
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,926,361	$2,033,301
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Year Ended December 31,
	2023	2022	2021
REVENUE	$261,309	$256,716	$201,705
EXPENSES
Property operating expenses, excluding real estate taxes	77,053	80,070	57,753
Real estate taxes	28,759	28,567	24,104
Property management expense	9,353	9,895	8,752
Casualty loss	2,095	1,591	344
Depreciation and amortization	101,678	105,257	92,165
Impairment of real estate investments	5,218	—	—
General and administrative expenses	20,080	17,516	16,213
TOTAL EXPENSES	244,236	242,896	199,331
Gain on sale of real estate and other investments	71,244	41	27,518
Loss on litigation settlement	(3,864)	—	—
Operating income	84,453	13,861	29,892
Interest expense	(36,429)	(32,750)	(29,078)
Interest and other income (loss)	1,207	1,248	(2,915)
NET INCOME (LOSS)	49,231	(17,641)	(2,101)
Dividends to Series D preferred unitholders	(640)	(640)	(640)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(7,141)	4,299	2,806
Net income attributable to noncontrolling interests – consolidated real estate entities	(125)	(127)	(94)
Net income (loss) attributable to controlling interests	41,325	(14,109)	(29)
Dividends to preferred shareholders	(6,428)	(6,428)	(6,428)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$34,897	$(20,537)	$(6,457)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$2.33	$(1.35)	$(0.47)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$2.32	$(1.35)	$(0.47)

Weighted average shares - basic	14,994	15,216	13,803

Weighted average shares - dilutive	17,118	15,216	13,803
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$49,231	$(17,641)	$(2,101)
Other comprehensive income (loss):
Unrealized gain from derivative instrument	—	1,581	2,383
Loss on derivative instrument reclassified into earnings	936	799	9,087
Total comprehensive income (loss)	$50,167	$(15,261)	$9,369
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(6,985)	4,708	4,407
Net comprehensive income attributable to noncontrolling interests – consolidated real estate entities	(125)	(127)	(94)
Comprehensive income (loss) attributable to controlling interests	$43,057	$(10,680)	$13,682

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER	NONREDEEMABLE
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	LOSS	INTERESTS	EQUITY
Balance at December 31, 2020	$93,530	13,027	$968,263	$(427,681)	$(15,905)	$54,616	$672,823
Net loss attributable to controlling interest and noncontrolling interests				(29)		(2,712)	(2,741)
Change in fair value of derivatives and amortization of swap settlements					11,470		11,470
Distributions – common shares and Units ($2.84 per share and Unit)				(40,180)		(2,489)	(42,669)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($1.291667 per unit)						(2,343)	(2,343)
Share-based compensation, net of forfeitures		28	2,689				2,689
Sale of common shares, net		1,817	156,038				156,038
Issuance of Series E preferred units			44,905			172,608	217,513
Redemption of Units for common shares		144	(4,714)			4,714	—
Change in value of Series D preferred units			(8,771)				(8,771)
Other		—	(1,155)			(146)	(1,301)
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net loss attributable to controlling interests and noncontrolling interests				(14,109)		(4,172)	(18,281)
Change in fair value of derivatives and amortization of swap settlements					2,380		2,380
Distributions – common shares and Units ($2.92 per share and Unit)				(44,567)		(2,878)	(47,445)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($3.875 per unit)						(7,029)	(7,029)
Share-based compensation, net of forfeitures		25	2,615				2,615
Sale of common shares, net		321	31,439				31,439
Issuance of units			13,023			9,859	22,882
Redemption of Units for common shares		24	(1,353)			1,353	—
Redemption of Units for cash						(4,141)	(4,141)
Redemption of Series E preferred units for common shares		67	(3,667)			3,667	—
Shares repurchased		(432)	(29,059)				(29,059)
Change in value of Series D preferred units		—	8,771				8,771
Shares withheld for taxes			(1,284)				(1,284)
Other		(1)	(256)			(148)	(404)
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296
Net income attributable to controlling interests and noncontrolling interests				41,325		7,266	48,591
Amortization of swap settlements					936		936
Distributions – common shares and Units ($2.92 per share and Unit)				(43,748)		(2,694)	(46,442)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($3.875 per unit)						(6,756)	(6,756)
Share-based compensation, net of forfeitures		20	3,295				3,295
Redemption of Units for common shares		109	(1,910)			1,910	—
Redemption of Series E preferred units for common shares		31	(1,390)			1,390	—
Shares repurchased		(216)	(11,539)				(11,539)
Other		(1)	(246)			(682)	(928)
Balance at December 31, 2023	$93,530	14,963	$1,165,694	$(548,273)	$(1,119)	$221,193	$931,025
 See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$49,231	$(17,641)	$(2,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	103,172	106,208	93,110
Gain on sale of real estate, land, and other investments	(71,240)	(41)	(27,518)
Share-based compensation expense	3,295	2,615	2,689
Impairment of real estate investments	5,218	—	—
(Gain) loss on interest rate swap termination, amortization, and mark-to-market	936	(118)	4,931
Provision for bad debt	340	1,355	2,304
Other, net	1,436	(392)	265
Changes in other assets and liabilities:
Other assets	(760)	(645)	(5,402)
Accounts payable and accrued expenses	(2,108)	650	15,750
Net cash provided by operating activities	$89,520	$91,991	$84,028
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	(1,579)	—	(18,614)
Net proceeds from sale of real estate and other investments	223,259	41	61,334
Payments for acquisitions of real estate assets	(42,226)	(104,666)	(273,566)
Payments for improvements of real estate assets	(58,825)	(56,568)	(31,303)
Payments for non-real estate assets	—	(122)	(1,264)
Other investing activities	(420)	1,221	(3,812)
Net cash provided by (used by) investing activities	$120,209	$(160,094)	$(267,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	90,000	—	196,725
Principal payments on mortgages payable	(46,749)	(28,960)	(36,282)
Proceeds from revolving lines of credit	135,104	191,860	258,580
Principal payments on revolving lines of credit	(218,604)	(154,360)	(335,451)
Net proceeds from notes payable and other debt	—	99,529	174,544
Principal payments on notes payable and other debt	(100,000)	—	(145,000)
Payments for termination of interest rate swaps	—	(3,209)	(3,804)
Proceeds from sale of common shares, net of issuance costs	—	31,439	156,038
Repurchase of common shares	(11,539)	(29,059)	—
Repurchase of partnership units	(38)	(4,141)	—
Distributions paid to common shareholders	(43,742)	(44,461)	(38,487)
Distributions paid to preferred shareholders	(6,428)	(6,428)	(6,428)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(9,530)	(9,797)	(4,916)
Distributions paid to preferred unitholders	(640)	(640)	(640)
Other financing activities	(185)	(404)	(367)
Net cash provided by (used by) financing activities	$(212,351)	$41,369	$214,512
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,622)	(26,734)	31,315
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	11,891	38,625	7,310
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$9,269	$11,891	$38,625

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$9,747	$6,008	$5,253
Operating partnership units converted to common shares	(1,910)	(1,353)	(4,714)
Distributions declared but not paid	11,552	11,625	11,411
Retirement of shares withheld for taxes	190	1,284	933
Loss on litigation settlement	1,000	—	—
Involuntary conversion of assets	(4,224)	—	—
Real estate assets acquired through assumption of debt	52,723	41,623	20,000
Real estate assets acquired through issuance of operating partnership units	—	22,882	—
Fair value adjustment to debt	(3,924)	1,224	2,367
Series E preferred units converted to common shares	(1,390)	(3,667)	—
Change in value of Series D preferred units	—	8,771	(8,771)
Real estate assets acquired through exchange of note receivable	—	43,276	—
Note receivable exchanged through real estate acquisition	—	(43,276)	—
Real estate acquired through issuance of Series E preferred units	—	—	217,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	34,182	31,272	26,528

	(in thousands)
Balance sheet description	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$8,630	$10,458	$31,267
Restricted cash	639	1,433	7,358
Total cash, cash equivalents and restricted cash	$9,269	$11,891	$38,625
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”) is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2023, Centerspace owned interests in 72 apartment communities consisting of 13,088 apartment homes.
NOTE 2 • BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Centerspace conducts a majority of its business activities through a consolidated operating partnership, Centerspace, LP, a North Dakota limited partnership (the “Operating Partnership”), as well as through a number of other consolidated subsidiary entities. The accompanying Consolidated Financial Statements include the Company’s accounts and the accounts of all its subsidiaries in which it maintains a controlling interest, including the Operating Partnership, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions are eliminated in consolidation.
The Company’s interest in the Operating Partnership as of December 31, 2023 and 2022 was 83.6% and 82.9%, respectively, of the limited partnership units of the Operating Partnership (“Units”), which includes 100% of the general partnership interest.
The Consolidated Financial Statements also reflect the Operating Partnership’s ownership of a joint venture entity in which the Operating Partnership has a general partner or controlling interest. This entity is consolidated into the Company’s operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the Consolidated Statement of Operations, total assets, liabilities or equity as reported in the Consolidated Balance Sheets and the classifications within the Consolidated Statements of Cash Flows. Centerspace reclassified certain items within the disaggregated revenue table included in Note 2.
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	This ASU is intended to improve reportable segment disclosure requirements and address requests from investors for more detailed information about significant segment expenses.	This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	The ASU will not have a material impact on the Consolidated Financial Statements.

REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.9 billion and $2.0 billion as of December 31, 2023 and 2022, respectively. Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on the Company’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
Other intangible assets acquired include amounts for in-place lease values that are based upon the Company’s evaluation of the specific characteristics of the leases. Factors considered in the fair value analysis include an estimate of carrying costs and foregone rental income during hypothetical expected lease-up periods, considering current market conditions, and costs to execute similar leases. The Company also considers information about each property obtained during pre-acquisition due diligence, marketing, and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a 10-37 year estimated life for buildings and improvements and a 5-10 year estimated life for furniture, fixtures, and equipment. Land is not depreciated.
The Company follows the real estate project costs guidance in ASC 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. The Company did not capitalize interest during the years ended December 31, 2023, 2022, and 2021.
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
During the year ended December 31, 2023, the Company incurred a loss of $5.2 million for the impairment of two apartment communities. The Company recognized impairments of $3.0 million on one apartment community in Richfield, MN and $2.2 million on one apartment community in New Hope, MN. These properties were written-down to estimated fair value based on receipt of market offers to purchase the apartment communities. During the years ended December 31, 2022 and 2021, the Company did not record a loss for impairment on real estate.

The Company classifies properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company generally considers these criteria met when the transaction has been approved by its Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. The Company had no properties classified as held for sale at December 31, 2023 and 2022.
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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of bank deposits and deposits in a money market mutual fund. The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. Although past bank failures have increased the risk of loss in such accounts, the Company has not experienced any losses in such accounts.
As of December 31, 2023 and 2022, restricted cash consisted of $639,000 and $1.4 million, respectively, in escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the years ended December 31, 2023, 2022, and 2021, rental income represents approximately 98.1%, 97.7%, and 98.2%, respectively, of total revenues and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the years ended December 31, 2023, 2022, and 2021, other property revenues represent the remaining 1.9%, 2.3%, and 1.8%, respectively, of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
Some of the Company’s apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms.
Many of the leases contain non-lease components for utility reimbursement from residents and common area maintenance from commercial tenants. Centerspace has elected the practical expedient to combine lease and non-lease components. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of December 31, 2023, was as follows:

(in thousands)
2024	$1,824
2025	1,769
2026	1,608
2027	1,318
2028	929
Thereafter	5,366
Total scheduled lease income - operating leases	$12,814

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
The following table presents the disaggregation of revenue streams for the years ended December 31, 2023, 2022, and 2021:

		(in thousands)
		Year ended December 31,
Revenue Stream	Applicable Standard	2023	2022	2021
Fixed lease income - operating leases	Leases	$243,931	$240,031	$189,452
Variable lease income - operating leases	Leases	12,433	10,754	8,565
Other property revenue	Revenue from contracts with customers	4,945	5,931	3,688
Total revenue		$261,309	$256,716	$201,705
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $71.2 million, $41,000, and $27.5 million, respectively, as a gain on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of December 31, 2023, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
INCOME TAXES
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the years ended December 31, 2023, 2022, and 2021, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
The Company has one TRS, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items including any valuation allowances for the TRS for the years ended December 31, 2023, 2022, and 2021.
The Company conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.

The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2023, 2022, and 2021:

CALENDAR YEAR	2023	2022	2021
Tax status of distributions
Capital gain	48.79%	—	0.92%
Ordinary income	28.46%	13.42%	7.82%
Return of capital	22.75%	86.58%	91.26%
VARIABLE INTEREST ENTITY
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
OTHER ASSETS
As of December 31, 2023 and 2022, other assets consisted of the following amounts:

	in thousands
	December 31, 2023	December 31, 2022
Receivable arising from straight line rents	$347	$556
Accounts receivable, net of allowance	267	217
Real estate related notes receivable	7,039	5,871
Prepaid assets	7,828	6,520
Other assets(1)	5,294	1,954
Intangible assets, net of accumulated amortization	2,723	2,112
Property and equipment, net of accumulated depreciation	2,798	3,120
Goodwill	491	866
Deferred charges and leasing costs	862	1,471
Total Other Assets	$27,649	$22,687
(1)See Involuntary Conversion of Assets discussion below for additional information on insurance receivable included here.
Intangible Assets. Intangible assets consist of in-place leases valued at the time of acquisition. For the years ended December 31, 2023, 2022, and 2021, the Company recognized $2.6 million, $12.3 million, and $13.5 million, respectively, of amortization expense related to these intangibles, included within depreciation and amortization in the Consolidated Statements of Operations. The intangible assets remaining at December 31, 2023 will be fully amortized in 2024.
Property and equipment. Property and equipment consists primarily of office equipment located at the Company’s corporate offices in Minot, North Dakota and in Minneapolis, Minnesota. As of December 31, 2023 and 2022, property and equipment cost was $4.6 million and $4.9 million, respectively. The Consolidated Balance Sheets reflect these assets at cost, net of accumulated depreciation of $1.8 million as of December 31, 2023 and 2022, and are included within other assets.
Real estate related notes receivable. In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company acquired a tax increment financing note receivable (“TIF”) with an initial principal balance of $6.6 million. As of December 31, 2023 and 2022, the principal balance was $5.7 million and $6.1 million, respectively, which appears within other assets in the Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum. As of December 31, 2023, the Company had funded $1.6 million of the mezzanine loan, which appears within other assets in the Consolidated Balance Sheets. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. As of December 31, 2023, the note receivable appears within other assets in the Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Consolidated Statement of Operations within the Property operating expenses, excluding real estate taxes line item. During the years ended December 31, 2023, 2022, and 2021 total advertising expense was $3.2 million, $3.2 million, and $2.5 million, respectively.
SEVERANCE AND TRANSITION
On March 23, 2023, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) in connection with the departure of former CEO, Mark Decker, Jr. During the year ended December 31, 2023, the Company incurred total severance costs of $2.2 million for the cash severance and benefits for Mr. Decker, $737,000 in share-based compensation expense for the acceleration of certain equity awards, and $306,000 in other CEO transition related expenses. These expenses are included within general and administrative expenses in the Consolidated Statements of Operations. Refer to Note 13 for additional information on the share-based compensation expense.
INVOLUNTARY CONVERSION OF ASSETS
In April 2023, a portion of an apartment community was destroyed by fire. The Company recorded a write-down of the apartment community asset, in accordance with ASC 610-30 on involuntary conversion of non-monetary assets, totaling $1.3 million with an offsetting insurance receivable recorded within other assets on the Consolidated Balance Sheets. As of December 31, 2023, the estimated insurance claim was $1.9 million. Any amounts received in excess of the write-down will be recognized when received.
During the year ended December 31, 2023, Centerspace recorded $2.0 million in write-downs to three apartment community assets due to separate insurance events with offsetting insurance receivables totaling $1.2 million recorded within other assets on the Consolidated Balance Sheets in accordance with ASC 610-30.
LITIGATION SETTLEMENT
During the year ended December 31, 2023, the Company recorded a loss on litigation settlement of $3.9 million due to a trial judgment entered against Centerspace for property damage, resulting in monetary losses. Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claimed a retaining wall at one of the Company’s properties was causing water damage to the neighboring property. The original judgment was ordered on October 9, 2023 for $2.9 million which the Company immediately paid. In November 2023, the claimant filed motions requesting additional interest on the judgment and trial costs. Subsequent to December 31, 2023, the claimant was awarded an additional $1.0 million in judgment related interest and costs. The Company paid the additional amount and recorded the loss on litigation for the year ended December 31, 2023. The Company cannot, with any level of certainty, predict or estimate if there will be additional costs incurred as a result of the lawsuit as the matter is still ongoing.
NOTE 3 • NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under its 2015 Incentive Plan, Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income (loss) per share upon exercise of the RSUs, ISOs, or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the preferred units). Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss). Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one-basis.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021:

	(in thousands, except per share data)
	Year Ended December 31,
	2023	2022	2021
NUMERATOR
Net income (loss) attributable to controlling interests	41,325	(14,109)	(29)
Dividends to preferred shareholders	(6,428)	(6,428)	(6,428)
Numerator for basic income per share – net income (loss) available to common shareholders	34,897	(20,537)	(6,457)
Noncontrolling interests – Operating Partnership and Series E preferred units	4,877	(4,299)	(2,806)
Dividends to preferred unitholders(1)	—	640	640
Numerator for diluted income (loss) per share	$39,774	$(24,196)	$(8,623)
DENOMINATOR
Denominator for basic income (loss) per share weighted average shares	14,994	15,216	13,803
Effect of Series E preferred units	2,100	—	—
Effect of diluted restricted stock awards and restricted stock units	24	—	—
Denominator for diluted income (loss) per share	17,118	15,216	13,803

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$2.33	$(1.35)	$(0.47)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$2.32	$(1.35)	$(0.47)
(1)For the year ended December 31, 2023, dividends to preferred unitholders of $640,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive.
For the year ended December 31, 2023, Units of 925,000 and Series D preferred units of 228,000, as converted, were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. Including these items would have improved net income (loss) per share.
For the year ended December 31, 2022, Units of 978,000, Series E preferred units of 2.2 million, as converted, Series D preferred units of 228,000, as converted, stock options of 28,000, time-based RSUs of 10,000, and performance-based restricted stock awards of 30,000, were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. Including these items would have improved net income (loss) per share.
For the year ended December 31, 2021, Units of 899,000, Series E preferred units of 729,000, as converted, Series D preferred Units of 228,000, as converted, stock options of 30,000, time-based RSUs of 15,000, and performance-based restricted stock awards of 32,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive. Including these items would have improved net income (loss) per share.
NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. Outstanding Units in the Operating Partnership were 861,000 Units at December 31, 2023 and 971,000 Units at December 31, 2022. During the year ended December 31, 2022, Centerspace issued 209,000 Units as partial consideration for the acquisition of three apartment communities located in Minneapolis, Minnesota.
Exchange Rights.  Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the years ended December 31, 2023 and 2022 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year ended December 31, 2023	109	$(1,910)
Year ended December 31, 2022	24	$(1,353)
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the years ended December 31, 2023 and 2022 as detailed in the table below.

	(in thousands, except per Unit data)
	Number of	Aggregate	Average Price
	Units Redeemed	Cost	Per Unit
Year ended December 31, 2023	2	$130	$54.05
Year ended December 31, 2022	46	$4,141	$90.18

Series E Preferred Units (Noncontrolling interest). Centerspace had 1.7 million and 1.8 million Series E preferred units outstanding as of December 31, 2023 and 2022, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units have an aggregate liquidation preference of $172.5 million at December 31, 2023. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the years ended December 31, 2023 and 2022 as detailed below.

	(in thousands)
	Number of Series E	Number of	Total
	Preferred Units Redeemed	Common Shares Issued	Value
Year ended December 31, 2023	26	31	$1,390
Year ended December 31, 2022	56	67	$3,667
The Company redeemed Series E preferred units in exchange for cash in connection with Series E unitholders exercising their exchange rights during the year ended December 31, 2023 as detailed below.

	(in thousands)
	Number of Series E	Aggregate	Average Price
	Preferred Units Redeemed	Cost	Per Series E Unit (1)
Year ended December 31, 2023	7	$447	$52.45
(1)Average price per Series E unit factoring in conversion rate of 1.2048 Units for each Series E preferred unit
Common Shares and Equity Awards. Common shares outstanding on December 31, 2023 and 2022, totaled 15.0 million. During the years ended December 31, 2023 and 2022, Centerspace issued approximately 19,606 and 24,613 common shares, respectively, with a total grant-date value of $1.8 million and $1.3 million, respectively, under its 2015 Incentive Plan, as share-based compensation for employees and trustees. These shares vested based on performance and service criteria. Refer to Note 13 for additional details on share-based compensation. During the years ended December 31, 2023 and 2022, approximately 15,000 and 2,000 common shares were forfeited under the 2015 Incentive Plan, respectively.
Equity Distribution Agreement. Centerspace has an equity distribution agreement in connection with an at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2023, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.
The table below provides details on the sale of common shares under the 2021 ATM Program during the years ended December 31, 2023 and 2022.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2023	—	$—	$—
Year ended December 31, 2022	321	$31,732	$98.89
(1)Total consideration is net of $338,000 in commissions for the year ended December 31, 2022.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a share repurchase program (the “ Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company had $9.4 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2023	216	$11,539	$53.44
Year ended December 31, 2022	432	$29,059	$67.23
(1)Amount includes commissions.
Series C Preferred Shares. As of December 31, 2023 and 2022, the Company had 3.9 million Series C preferred shares outstanding. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate, as of December 31, 2023 and 2022).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units as of December 31, 2023 and 2022. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $16.6 million. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have any voting rights. Distributions to Series D unitholders are presented in the Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
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
Centerspace reflects noncontrolling interests in consolidated real estate entities on the Balance Sheet for the portion of properties consolidated by us that are not wholly owned by us. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations.
The Company’s noncontrolling interests – consolidated real estate entities at December 31, 2023 and 2022 were as follows:

	(in thousands)
	December 31, 2023	December 31, 2022
IRET - Cypress Court Apartments, LLC	$649	$627
Noncontrolling interests – consolidated real estate entities	$649	$627

NOTE 6 • DEBT
The following table summarizes the Company’s indebtedness, excluding deferred financing costs and premiums or discounts:

	(in thousands)
	December 31, 2023		December 31, 2022
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate	Weighted Average Maturity in Years at December 31, 2023
Lines of credit (1)	$30,000	6.74%	$113,500	5.61%	1.75
Term loans(2)	—	—	100,000	5.57%	—
Unsecured senior notes(2)(5)	300,000	3.12%	300,000	3.12%	6.63
Unsecured debt	330,000		513,500		6.19
Mortgages payable - Fannie Mae credit facility(5)	198,850	2.78%	198,850	2.78%	7.56
Mortgages payable - other(3)(5)	391,140	4.05%	299,427	3.85%	5.80
Total debt(4)	$919,990	3.54%	$1,011,777	3.62%	6.30
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 14 at December 31, 2023 and 15 at December 31, 2022.
(4)Excludes deferred financing costs and premiums or discounts.
(5)Interest rate is fixed.
As of December 31, 2023, 46 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2023, the Company had additional borrowing availability of $220.0 million beyond the $30.0 million drawn, priced at an interest rate of 7.82%. As of December 31, 2022, the Company had additional borrowing availability of $136.5 million beyond the $113.5 million drawn, priced at an interest rate of 5.61%. This Unsecured Credit Facility was amended on September 30, 2021 to extend the maturity date to September 2025 and to provide an accordion option to increase borrowing capacity up to $400.0 million.
On May 31, 2023, the Unsecured Credit Facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark alternative reference rate under the Facility. The interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or daily or term SOFR, plus a margin that ranges from 125-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. Prior to the amendment, interest rates on the line of credit were based on the consolidated leverage ratio applying the same margins to LIBOR. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of December 31, 2023.
Centerspace also has a $6.0 million operating line of credit. As of December 31, 2023 and 2022, there was no outstanding balance on this line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company has issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). The Company also has a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of December 31, 2023 and 2022.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%

In November 2022, the Company entered into a $100.0 million term loan agreement (“Term Loan”) with PNC Bank, National Association as administrative agent. The interest rate on the Term Loan was based on SOFR, plus a margin that ranged from 120 to 175 basis points based on the Company’s consolidated leverage ratio. The Term Loan had a 364-day term with an option for an additional 364-day term. As of December 31, 2023, the Term Loan was paid in full. As of December 31, 2022, the Term Loan had a balance of $100.0 million.
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 12 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2023 and 2022, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
As of December 31, 2023, Centerspace owned 14 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.45% to 5.04%, and the mortgage loans have varying maturity dates from May 1, 2025, through May 1, 2035. As of December 31, 2023, the Company believes there are no material defaults or instances of material noncompliance in regard to any of these mortgage loans.
The aggregate amount of required future principal payments on lines of credit, notes payable, and mortgages payable, as of December 31, 2023 is as follows:

(in thousands)
2024	$6,860
2025	66,290
2026	99,120
2027	48,666
2028	118,365
Thereafter	580,689
Total payments	$919,990
NOTE 7 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable rate interest debt.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next 12 months, the Company estimates an additional $713,000 will be reclassified as an increase to interest expense.
In February 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of December 31, 2023 and 2022, the Company had no remaining interest rate swaps.
Derivatives not designated as hedges were not speculative and were used to manage the Company’s exposure to interest rate movements and other identified risks but did not meet the strict hedge accounting requirements. Changes in fair value of derivatives not designated in hedging relationships were recorded directly into earnings within other income (loss) in the Consolidated Statements of Operations. For the year ended December 31, 2022, the Company recorded a gain of $582,000 related to the interest rate swap not designated in a hedging relationship, prior to its termination.
In September 2021, the Company paid $3.8 million to terminate its $50.0 million interest rate swap and its $70.0 million interest rate swap in connection with the pay down of its term loans. The Company accelerated the reclassification of a $5.4 million loss from OCI into other income loss in Consolidated Statements of Operations as a result of the hedged transactions becoming probable not to occur.
The effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations as of December 31, 2023, 2022, and 2021 is detailed below.

	(in thousands)
	Gain Recognized in OCI			Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Net Income (Loss)
	Year Ended December 31,				Year Ended December 31,
	2023	2022	2021		2023	2022	2021
Total derivatives in cash flow hedging relationships - interest rate swaps	$—	$1,581	$2,383	Interest expense	$(936)	$(799)	$(9,087)
NOTE 8 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt and notes payable that re-price frequently, fair values are based on carrying values.
In determining the fair value of other financial instruments, Centerspace applies Financial Accounting Standard Board ASC 820, “Fair Value Measurement and Disclosures”. Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant data (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2023
Real estate related notes receivable	Other assets	$7,039	$—	$—	$7,039
December 31, 2022
Real estate related notes receivable	Other assets	$5,871	$—	$—	$5,871
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 5.00% to 9.00%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in fair value of these receivables from period to period are reported in interest and other income on the Consolidated Statements of Operations.

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2023
Real estate related notes receivable	$7,039	$19	$272	$291
Year ended December 31, 2022
Real estate related notes receivable	$5,871	$16	$669	$685
As of December 31, 2023 and 2022, Centerspace had investments totaling $2.1 million and $1.6 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of December 31, 2023, the Company had unfunded commitments of $1.0 million.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2023 consisted of real estate investments that were written-down to estimated fair value during the year ended December 31, 2023. There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2022.

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Real estate investments measured at fair value	Real estate investments	$19,250	$—	$19,250	$—
As of December 31, 2023, the Company estimated the fair value of real estate investments using market offers to purchase and other market data.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of mortgages payable and unsecured senior notes is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of December 31, 2023 and 2022 are as follows:

		(in thousands)
		December 31, 2023		December 31, 2022
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$8,630	$8,630	$10,458	$10,458
Restricted cash	Restricted cash	639	639	1,433	1,433
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	30,000	30,000	113,500	113,500
Term loans	Notes payable	—	—	100,000	100,000
Unsecured senior notes	Notes payable	300,000	252,108	300,000	238,446
Mortgages payable - Fannie Mae credit facility	Mortgages payable	198,850	168,555	198,850	161,297
Mortgages payable - other	Mortgages payable	391,140	367,080	299,427	274,029

NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired $94.5 million and $211.9 million of new real estate during the years ended December 31, 2023 and 2022, respectively. The Company’s acquisitions during the years ended December 31, 2023 and 2022 are detailed below.
Year Ended December 31, 2023

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(2)	Other(3)	Land	Building	Intangible Assets(4)	Other(5)
303 homes - Lake Vista Apartment Homes - Loveland, CO	October 11, 2023	$94,500	$41,777	$—	$52,723	$6,618	$80,737	$3,221	$3,924
Total Acquisitions		$94,500	$41,777	$—	$52,723	$6,618	$80,737	$3,221	$3,924
(1)Excludes $405,000 in capitalized transaction cost.
(2)Fair value of operating partnership units issued on acquisition.
(3)Assumption of seller's debt upon closing.
(4)Intangible assets consist of in-place leases valued at the time of acquisition.
(5)Debt premium on assumed mortgage.

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
(5)Debt discount on assumed mortgage.
DISPOSITIONS
During the year ended December 31, 2023, Centerspace disposed of 13 apartment communities and associated commercial space in five transactions for an aggregate sales price of $226.8 million. Centerspace did not dispose of any real estate during the year ended December 31, 2022. The dispositions for the year ended December 31, 2023 are detailed below.
Year Ended December 31, 2023

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
115 homes - Boulder Court - Eagan, MN	March 8, 2023	$14,605	$4,971	$9,634
498 homes - 2 Nebraska apartment communities	March 14, 2023	48,500	15,025	33,475
892 homes - 5 Minnesota apartment communities	March 15, 2023	74,500	55,186	19,314
62 homes - Portage - Minneapolis, MN	March 15, 2023	6,650	9,098	(2,448)
712 homes - 4 North Dakota apartment communities	September 14, 2023	82,500	71,235	11,265
Total Dispositions		$226,755	$155,515	$71,240
NOTE 10 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. The chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. The apartment communities have similar long-term economic characteristics and provide similar products and services to residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment. “All other” is composed of non-multifamily properties, non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale. During the year ended December 31, 2023, 13 sold apartment communities were reclassified from the multifamily segment to all other for all periods presented.
The chief executive officer and chief financial officer are the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), a non-GAAP measure, which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other assets, impairment, depreciation, amortization, financing, property management overhead, loss on litigation, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the years ended December 31, 2023, 2022, and 2021, respectively, along with reconciliations to net income as reported in the Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Consolidated Financial Statements.

	(in thousands)
Year ended December 31, 2023	Multifamily	All Other	Total
Revenue	$246,364	$14,945	$261,309
Property operating expenses, including real estate taxes	98,762	7,050	105,812
Net operating income	$147,602	$7,895	$155,497
Property management expenses			(9,353)
Casualty loss			(2,095)
Depreciation and amortization			(101,678)
Impairment of real estate investments			(5,218)
General and administrative expenses			(20,080)
Gain on sale of real estate and other investments			71,244
Loss on litigation settlement			(3,864)
Interest expense			(36,429)
Interest and other income			1,207
Net income			$49,231

	(in thousands)
Year ended December 31, 2022	Multifamily	All Other	Total
Revenue	$224,375	$32,341	$256,716
Property operating expenses, including real estate taxes	92,327	16,310	108,637
Net operating income	$132,048	$16,031	$148,079
Property management expenses			(9,895)
Casualty loss			(1,591)
Depreciation and amortization			(105,257)
General and administrative expenses			(17,516)
Gain on sale of real estate and other investments			41
Interest expense			(32,750)
Interest and other income			1,248
Net loss			$(17,641)

	(in thousands)
Year ended December 31, 2021	Multifamily	All Other	Total
Revenue	$173,436	$28,269	$201,705
Property operating expenses, including real estate taxes	68,618	13,239	81,857
Net operating income	$104,818	$15,030	$119,848
Property management expenses			(8,752)
Casualty loss			(344)
Depreciation and amortization			(92,165)
General and administrative expenses			(16,213)
Gain on sale of real estate and other investments			27,518
Interest expense			(29,078)
Interest income and other loss			(2,915)
Net loss			$(2,101)

Segment Assets and Accumulated Depreciation

	(in thousands)
As of December 31, 2023	Multifamily	All Other	Total
Segment assets
Property owned	$2,402,544	$17,602	$2,420,146
Less accumulated depreciation	(526,565)	(4,138)	(530,703)
Total real estate investments	$1,875,979	$13,464	$1,889,443
Cash and cash equivalents			8,630
Restricted cash			639
Other assets			27,649
Total Assets			$1,926,361

	(in thousands)
As of December 31, 2022	Multifamily	All Other	Total
Segment assets
Property owned	$2,274,202	$259,922	$2,534,124
Less accumulated depreciation	(443,828)	(91,573)	(535,401)
Total real estate investments	$1,830,374	$168,349	$1,998,723
Cash and cash equivalents			10,458
Restricted cash			1,433
Other assets			22,687
Total Assets			$2,033,301
NOTE 11 • RETIREMENT PLANS
Centerspace sponsors a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. Centerspace currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. Matching contributions are fully vested when made. Centerspace recognized expense of approximately $1.3 million, $1.3 million, and $1.0 million in the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 12 • COMMITMENTS AND CONTINGENCIES
Litigation. Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claims a retaining wall at one of its properties is causing water damage to the neighboring property. The claim was for damage to the property and monetary losses. The Company recorded a loss on litigation settlement of $3.9 million due to a trial judgment against Centerspace. The original judgment was ordered on October 9, 2023 for $2.9 million which the Company immediately paid. In November 2023, the claimant filed motions requesting additional interest on the judgment and trial costs. Subsequent to December 31, 2023, the claimant was awarded an additional $1.0 million in judgment related interest and costs. The Company paid the additional amount and recorded the loss on litigation for the year ended December 31, 2023. The Company cannot, with any level of certainty, predict or estimate if there will be additional costs incurred as a result of the lawsuit as the matter is ongoing. Centerspace is involved in various lawsuits arising in the normal course of business and believes that such matters will not have a material adverse effect on the Consolidated Financial Statements.
Environmental Matters. It is generally the Company’s policy to obtain a Phase I environmental assessment of each property that it seeks to acquire. Such assessments have not revealed, nor is the Company aware of, any environmental liabilities that it believes would have a material adverse effect on its financial position or results of operations. Centerspace owns properties that contain or potentially contain (based on the age of the property) asbestos, lead, or underground storage tanks. For certain of these properties, the Company estimated the fair value of the conditional asset retirement obligation and chose not to book a liability because the amounts involved were immaterial. With respect to certain other properties, Centerspace has not recorded any related asset retirement obligation as the fair value of the liability cannot be reasonably estimated due to insufficient information. The Company believes it does not have sufficient information to estimate the fair value of the asset retirement obligations for these properties because a settlement date or range of potential settlement dates has not been specified by others. These properties are expected to be maintained by repairs and maintenance activities that would not involve the removal of the asbestos, lead, and/or underground storage tanks.
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
Insurance. Centerspace carries insurance coverage on its properties in amounts and types that it believes are customarily obtained by owners of similar properties and are sufficient to achieve its risk management objectives.
Limitations on Taxable Dispositions. Twenty-eight apartment communities, consisting of approximately 4,935 homes, are subject to limitations on taxable dispositions under agreements entered into with certain sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, the Company has the right, in its sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for its common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2023 and 2022, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for the common shares, was approximately $50.4 million and $58.0 million, respectively.
Unfunded Commitments. Centerspace has unfunded commitments of $1.0 million in two real estate technology venture funds. Refer to Note 8 - Fair Value Measurements for additional information regarding these investments.
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and restricted stock units (“RSUs”) up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through December 31, 2023, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Year Ended December 31, 2023 LTIP Awards
Awards granted to employees on January 1, 2023 consisted of an aggregate of 14,256 time-based RSU awards, 20,497 performance RSUs based on total shareholder return (“TSR”), and 45,955 stock options. The time-based RSUs vest as to one-third of the shares on each of January 1, 2024, January 1, 2025, and January 1, 2026. The stock options vest as to 25% on each of January 1, 2024, January 1, 2025, January 1, 2026, and January 1, 2027 and expire 10 years after grant date. The fair value of stock options was $11.086 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2023
Exercise price	$58.67
Risk-free rate	3.97%
Expected term	6.25 years
Expected volatility	28.7%
Dividend yield	4.977%
The performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 40,994 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 37.20%, a risk-free interest rate of 4.22%, and an expected life of 3 years. The share price at the grant date, January 1, 2023, was $58.67 per share.
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
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021 for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,
	2023	2022	2021
Share-based compensation expense	$3,295	$2,615	$2,689
On March 31, 2023, the Company accelerated the vesting of all unvested time-based RSUs and stock options in connection with the Separation Agreement with Mr. Decker. This resulted in the acceleration of share-based compensation expense for those awards resulting in an additional $737,000 in expense during the year ended December 31, 2023. Any performance-based RSUs were prorated, in accordance with the award agreement, and will vest at the end of performance period based on actual performance. The remaining performance-based RSUs were forfeited. Mr. Decker exercised stock options prior to their expiration on June 30, 2023 in a cashless exercise with a net 425 shares issued.
Restricted Stock Units
During the year ended December 31, 2023, the Company issued 22,799 time-based RSUs to employees and 9,200 to trustees. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $1.8 million, $1.5 million, and $1.0 million, respectively. The fair value of share awards at grant date for non-employee trustees was approximately $545,000, $618,000, and $425,000 for the years ended December 31, 2023, 2022, and 2021, respectively. All of these awards are classified as equity awards. We recognize compensation expense associated with the time-based awards ratably over the requisite service period. The total compensation cost related to non-vested time-based RSUs not yet recognized is $798,000, which the Company expects to recognize over a weighted average period of 1.6 years.
The unamortized value of RSUs with market conditions as of December 31, 2023, 2022, and 2021 was approximately $1.0 million, $1.7 million, and $1.1 million, respectively.
The activity for the years ended December 31, 2023, 2022, and 2021 related to RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at December 31, 2020	24,828	$65.03	26,994	$67.87
Granted	13,693	71.54	19,224	87.04
Vested	(17,065)	63.42	(35,920)	65.34
Change in awards(1)	—	—	8,926	—
Forfeited	(482)	70.44	—	—
Unvested at December 31, 2021	20,974	$69.97	19,224	$87.04
Granted	15,359	96.29	13,559	131.05
Vested	(13,357)	69.24	—	—
Forfeited	(1,562)	76.49	(2,741)	87.04
Unvested at December 31, 2022	21,414	$88.83	30,042	$106.90
Granted	31,999	57.21	20,497	82.63
Vested	(22,036)	78.74	(13,820)	87.04
Forfeited	(383)	73.85	(14,653)	96.05
Unvested at December 31, 2023	30,994	$65.54	22,066	$104.01

(1)Represents the change in the number of restricted stock units earned at the end of the measurement period.
Stock Options
During the year ended December 31, 2023, Centerspace issued 45,955 stock options to employees. The stock options vest over a four-year period. The weighted average grant date fair value of the stock options granted during the year ended December 31, 2023 was $11.086 per share. The total compensation costs related to non-vested stock options not yet recognized is $203,000, which the Company expects to recognize over a weighted average period of 2.65 years.
The stock option activity for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2020	139,048	$66.36
Exercisable at December 31, 2020	—	—
Granted	43,629	70.64
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	182,677	$67.38
Exercisable at December 31, 2021	34,758	66.36
Granted	30,245	110.67
Exercised	—	—
Forfeited	(16,299)	67.59
Outstanding at December 31, 2022	196,623	$74.02
Exercisable at December 31, 2022	80,421	66.94
Granted	45,955	58.67
Exercised	(20,061)	58.67
Expired	(103,768)	73.03
Forfeited	(1,739)	80.66
Outstanding at December 31, 2023	117,010	$71.41
Exercisable at December 31, 2023	59,477	70.06
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2023, stock options outstanding had no aggregate intrinsic value with a weighted average remaining contractual term of 5.61 years.

NOTE 14 • SUBSEQUENT EVENTS
Subsequent to December 31, 2023, Centerspace entered into definitive purchase and sale agreements for two communities with expected gross proceeds of $18.9 million. The Company believes the sales will close in the first quarter. The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects.
Subsequent to December 31, 2023, Centerspace repurchased 87,722 common shares for total consideration of $4.7 million and an average price of $53.62 per share.

CENTERSPACE AND SUBSIDIARIES
December 31, 2023
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Same-Store
71 France - Edina, MN	$49,675	$4,721	$61,762	$1,653	$4,801	$63,335	$68,136	$(21,322)	2014	2014	Up to 37	years
Alps Park Apartments - Rapid City, SD	—	287	5,551	671	336	6,173	6,509	(2,162)	1995	2013	Up to 37	years
Arcata Apartments - Golden Valley, MN	—	2,088	31,036	781	2,128	31,777	33,905	(11,660)	2013	2013	Up to 37	years
Ashland Apartment Homes - Grand Forks, ND	—	741	7,569	285	823	7,772	8,595	(3,120)	2010	2012	Up to 37	years
Avalon Cove Townhomes - Rochester, MN	—	1,616	34,074	4,984	1,808	38,866	40,674	(10,222)	2001	2016	Up to 37	years
Bayberry Place - Eagan, MN	11,048	1,807	14,113	1,637	1,865	15,692	17,557	(1,347)	1995	2021	30	years
Burgundy & Hillsboro - New Hope, MN	23,570	2,834	31,149	2,132	2,913	33,202	36,115	(3,066)	1968	2021	30	years
Canyon Lake Apartments - Rapid City, SD	—	305	3,958	2,335	420	6,178	6,598	(3,591)	1972	2001	Up to 37	years
Cardinal Point Apartments - Grand Forks, ND	—	1,600	33,400	(111)	1,727	33,162	34,889	(6,287)	2013	2013	Up to 37	years
Cascade Shores Townhomes + Flats - Rochester, MN	43,835	6,588	67,072	10,705	6,776	77,589	84,365	(23,733)	2010	2015	Up to 37	years
Castlerock Apartment Homes - Billings, MT	—	736	4,864	2,075	1,045	6,630	7,675	(4,782)	1979	1998	Up to 37	years
Civic Lofts - Denver, CO	—	6,166	55,182	597	6,171	55,774	61,945	(4,525)	2019	2021	30	years
Connelly on Eleven - Burnsville, MN	—	2,401	11,515	16,844	3,206	27,554	30,760	(18,022)	1970	2003	Up to 37	years
Cottonwood Apartment Homes - Bismarck, ND	—	1,056	17,372	6,823	1,962	23,289	25,251	(14,117)	1998	1997	Up to 37	years
Country Meadows Apartment Homes - Billings, MT	—	491	7,809	1,437	599	9,138	9,737	(6,079)	1997	1995	Up to 37	years
Cypress Court Apartments - St. Cloud, MN	10,697	1,583	18,879	1,074	1,625	19,911	21,536	(7,089)	2014	2012	Up to 37	years
Deer Ridge Apartment Homes - Jamestown, ND	—	711	24,129	814	785	24,869	25,654	(8,883)	2016	2013	Up to 37	years
Donovan Apartment Homes - Lincoln, NE	—	1,515	15,730	8,263	1,817	23,691	25,508	(8,980)	1992	2012	Up to 37	years
Dylan at RiNo - Denver, CO	—	12,155	77,215	1,376	12,241	78,505	90,746	(16,307)	2016	2017	30	years
Evergreen Apartment Homes - Isanti, MN	—	1,129	5,524	753	1,159	6,247	7,406	(2,666)	2006	2008	Up to 37	years
FreightYard Townhomes & Flats - Minneapolis, MN	—	1,889	23,616	1,447	1,745	25,207	26,952	(4,006)	1900	2019	30	years
Gardens Apartments - Grand Forks, ND	—	518	8,702	152	535	8,837	9,372	(2,761)	2015	2015	Up to 37	years
Grand Gateway Apartment Homes - St. Cloud, MN	—	814	7,086	3,336	970	10,266	11,236	(4,460)	2002	2012	Up to 37	years
Greenfield - Omaha, NE	—	578	4,122	3,147	876	6,971	7,847	(3,653)	1992	2007	Up to 37	years
Grove Ridge - Cottage Grove, MN	7,992	1,250	10,271	790	1,293	11,018	12,311	(981)	1973	2021	30	years
Homestead Garden Apartments - Rapid City, SD	—	655	14,139	1,783	792	15,785	16,577	(5,006)	2004	2014	Up to 37	years
Ironwood - New Hope, MN	—	2,165	36,874	764	2,167	37,636	39,803	(5,435)	2018	2020	30	years
Lakeside Village Apartment Homes - Lincoln, NE	—	1,215	15,837	5,945	1,476	21,521	22,997	(8,013)	2000	2012	Up to 37	years
Legacy Apartments - Grand Forks, ND	—	1,362	21,727	11,075	2,474	31,690	34,164	(21,434)	1996	1995	Up to 37	years
Legacy Heights Apartment Homes - Bismarck, ND	—	1,207	13,742	300	1,142	14,107	15,249	(3,961)	2015	2015	Up to 37	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	8,410	7,679	96,176	103,855	(15,386)	2010	2019	30	years
Meadows Apartments - Jamestown, ND	—	590	4,519	1,992	730	6,371	7,101	(4,133)	1999	1998	Up to 37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	556	1,951	30,475	32,426	(8,329)	2017	2014	Up to 37	years
Monticello Village - Monticello, MN	—	490	3,756	1,206	655	4,797	5,452	(2,924)	2001	2004	Up to 37	years
New Hope Garden & Village - New Hope, MN	9,943	1,603	12,578	1,393	1,651	13,923	15,574	(1,419)	1969	2021	30	years
Northridge Apartments - Bismarck, ND	—	884	7,515	280	1,048	7,631	8,679	(2,412)	2014	2014	Up to 37	years
Olympic Village Apartments - Billings, MT	—	1,164	10,441	4,174	1,885	13,894	15,779	(9,224)	2000	2000	Up to 37	years
Oxbo Urban Rentals - St Paul, MN	—	5,809	51,586	711	5,822	52,284	58,106	(11,861)	2016	2017	30	years
Palisades - Roseville, MN	21,622	6,919	46,577	4,806	6,959	51,343	58,302	(4,233)	1973	2021	30	years
Park Place Apartments - Plymouth, MN	—	10,609	80,781	20,098	10,819	100,669	111,488	(26,469)	1985	2017	30	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2023
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Parkhouse Apartment Homes - Thornton, CO	89,239	10,474	132,105	3,074	10,484	135,169	145,653	(17,666)	2016	2020	30	years
Plymouth Pointe - Plymouth, MN	9,575	1,042	12,810	340	1,073	13,119	14,192	(1,261)	1968	2021	30	years
Pointe West Apartments - Rapid City, SD	—	240	3,538	2,075	463	5,390	5,853	(4,267)	1985	1994	Up to 37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	510	419	5,050	5,469	(2,059)	2008	2012	Up to 37	years
Prosper West - Waite Park, MN	16,425	939	10,167	17,929	1,912	27,123	29,035	(16,762)	1989	1995	Up to 37	years
Quarry Ridge Apartments - Rochester, MN	—	2,254	30,024	9,493	2,412	39,359	41,771	(16,051)	2001	2006	Up to 37	years
Red 20 Apartments - Minneapolis, MN	19,718	1,900	24,116	809	1,908	24,917	26,825	(9,063)	2013	2013	Up to 37	years
Regency Park Estates - St. Cloud, MN	6,669	702	10,198	8,683	1,179	18,404	19,583	(7,676)	1994	2011	Up to 37	years
Rimrock West Apartments - Billings, MT	—	330	3,489	1,883	568	5,134	5,702	(3,588)	1975	1999	Up to 37	years
River Pointe - Fridley, MN	25,412	3,346	33,118	5,515	3,426	38,553	41,979	(3,750)	1971	2021	30	years
River Ridge Apartment Homes - Bismarck, ND	—	576	24,670	1,432	922	25,756	26,678	(10,811)	2013	2008	Up to 37	years
Rocky Meadows Apartments - Billings, MT	—	656	5,726	1,511	840	7,053	7,893	(5,019)	1996	1995	Up to 37	years
Rum River Apartments - Isanti, MN	—	843	4,823	533	870	5,329	6,199	(2,632)	2005	2007	Up to 37	years
Silver Springs Apartment Homes - Rapid City, SD	—	215	3,007	1,046	273	3,995	4,268	(1,376)	1985	2014	Up to 37	years
Southdale Parc - Richfield, MN(5)	5,301	1,569	7,740	(2,205)	1,618	5,486	7,104	(780)	1962	2021	30	years
SouthFork Townhomes + Flats - Lakeville, MN	21,675	3,502	40,153	11,288	3,583	51,360	54,943	(12,684)	1988	2019	30	years
Southpoint Apartments - Grand Forks, ND	—	576	9,893	409	663	10,215	10,878	(3,432)	2013	2013	Up to 37	years
Sunset Trail Apartment Homes - Rochester, MN	—	336	12,814	5,961	826	18,285	19,111	(10,340)	2000	1999	Up to 37	years
Union Pointe - Longmont, CO	—	5,727	69,966	678	5,736	70,635	76,371	(8,307)	2019	2021	30	years
Venue on Knox - Minneapolis, MN	11,660	3,438	14,743	5,997	3,530	20,648	24,178	(2,074)	1959	2021	30	years
Westend - Denver, CO	—	25,525	102,180	1,578	25,532	103,751	129,283	(20,846)	2015	2018	30	years
Whispering Ridge - Omaha, NE	21,800	2,139	25,424	5,595	2,551	30,607	33,158	(11,771)	2010	2013	Up to 37	years
Wingate - New Hope, MN(5)	10,459	1,480	13,530	(1,032)	1,526	12,452	13,978	(1,422)	1967	2021	30	years
Woodhaven - Minneapolis, MN	14,408	3,940	20,080	1,891	4,040	21,871	25,911	(1,849)	1974	2021	30	years
Woodland Pointe - Woodbury, MN	31,673	5,367	40,422	15,422	5,449	55,762	61,211	(5,160)	1974	2021	30	years
Woodridge on Second - Rochester, MN	—	370	6,028	6,062	761	11,699	12,460	(7,746)	1990	1997	Up to 37	years
Total Same-Store	$462,396	$177,545	$1,685,002	$243,970	$189,440	$1,917,077	$2,106,517	$(512,452)

Non-Same-Store
Elements of Linden Hills - Minneapolis, MN	5,842	941	7,853	290	949	8,135	9,084	(686)	2015	2022	30	years
Lake Vista Apartments Homes - Loveland, CO	49,033	6,618	80,737	434	6,649	81,140	87,789	(885)	2011	2023	30	years
Lyra Apartments - Centennial, CO	37,809	6,473	86,149	423	6,481	86,564	93,045	(4,500)	2022	2022	30	years
Martin Blu - Eden Prairie, MN	27,193	3,547	45,212	866	3,560	46,065	49,625	(3,756)	2015	2022	30	years
Noko Apartments - Minneapolis, MN	—	1,915	42,636	295	1,918	42,928	44,846	(3,401)	2021	2022	30	years
Zest - Minneapolis, MN	7,717	936	10,209	493	946	10,692	11,638	(885)	2016	2022	30	years
Total Non-Same-Store	$127,594	$20,430	$272,796	$2,801	$20,503	$275,524	$296,027	$(14,113)

Total Multifamily	$589,990	$197,975	$1,957,798	$246,771	$209,943	$2,192,601	$2,402,544	$(526,565)

Other - Mixed Use
71 France - Edina, MN(4)	—	$—	$5,879	$616	$—	$6,495	$6,495	$(1,665)	2014	2014	Up to 37	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2023
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Civic Lofts - Denver, CO	—	—	—	—	—	—	—	—	2019	2021	30	years
Lugano at Cherry Creek - Denver, CO	—	—	1,600	861	—	2,461	2,461	(350)	2010	2019	30	years
Noko Apartments - Minneapolis, MN	—	—	118	—	—	118	118	(17)	2021	2022	30	years
Oxbo Urban Rentals- St Paul, MN	—	—	3,472	54	—	3,526	3,526	(728)	2016	2017	30	years
Red 20 Apartments - Minneapolis, MN(4)	—	—	2,525	434	—	2,959	2,959	(997)	2013	2013	Up to 37	years
Zest - Minneapolis, MN(4)	—	—	52	1	—	53	53	(19)	2016	2022	30	years
Total Other - Mixed Use	—	$—	$13,646	$1,966	$—	$15,612	$15,612	$(3,776)

Other - Commercial
3100 10th St SW - Minot, ND	—	$246	$1,866	$(122)	$246	$1,744	$1,990	$(362)	1980	2019	30	years
Total Other - Commercial	—	$246	$1,866	$(122)	$246	$1,744	$1,990	$(362)

Total	$589,990	$198,221	$1,973,310	$248,615	$210,189	$2,209,957	$2,420,146	$(530,703)
(1)Amounts in this column are the mortgages payable balance as of December 31, 2023. These amounts do not include amounts owing under the Company’s multi-bank line of credit, term loan, or unsecured senior notes.
(2)Date of construction represents the date the Company constructed the property or the date it was constructed from purchase records.
(3)Date of acquisition represents the date the Company acquired the property through purchase or acquisition.
(4)Encumbrances are listed with the multifamily property description.
(5)Costs capitalized subsequent to acquisition includes impairment charges.

CENTERSPACE AND SUBSIDIARIES
December 31, 2023
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the years ended December 31, 2023, 2022, and 2021 are as follows:

	(in thousands)
	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$2,534,124	$2,271,170	$1,812,557
Additions during year
Multifamily and Other	87,757	206,623	491,648
Improvements and Other	62,117	57,203	34,427
	2,683,998	2,534,996	2,338,632
Deductions during year
Cost of real estate sold	(243,889)	—	(57,698)
Impairment charge(1)	(5,218)	—	—
Other (2)	(14,745)	(872)	(9,764)
Balance at close of year	$2,420,146	$2,534,124	$2,271,170

Reconciliations of accumulated depreciation/amortization for the years ended December 31, 2023, 2022, and 2021 are as follows:

	(in thousands)
	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$535,401	$443,592	$399,249
Additions during year
Provisions for depreciation	98,691	92,056	78,268
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(92,239)	—	(24,161)
Other (2)	(11,150)	(247)	(9,764)
Balance at close of year	$530,703	$535,401	$443,592

Total real estate investments, excluding mortgage notes receivable (3)	$1,889,443	$1,998,723	$1,827,578
(1)During the year ended December 31, 2023, Centerspace recognized impairment on two apartment communities.
(2)Consists of the write off of fully depreciated assets and accumulated amortization and miscellaneous disposed assets.
(3)The estimated net basis, including held for sale properties, for Federal Income Tax purposes was $1.4 billion and $1.5 billion at December 31, 2023 and December 31, 2022, respectively.