Form 10-Q
period 2024-03-31
CENTERSPACE
filed 2024-04-29
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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
    The number of common shares of beneficial interest outstanding as of April 22, 2024, was 14,912,055.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Real estate investments
Property owned	$2,413,488	$2,420,146
Less accumulated depreciation	(553,231)	(530,703)
Total real estate investments	1,860,257	1,889,443
Cash and cash equivalents	12,682	8,630
Restricted cash	1,066	639
Other assets	29,468	27,649
TOTAL ASSETS	$1,903,473	$1,926,361
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$54,614	$62,754
Revolving lines of credit	40,357	30,000
Notes payable, net of unamortized loan costs of $525 and $541, respectively	299,475	299,459
Mortgages payable, net of unamortized loan costs of $3,342 and $3,427, respectively	585,382	586,563
TOTAL LIABILITIES	$979,828	$978,776
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2024 and December 31, 2023, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at March 31, 2024 and December 31, 2023, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 14,912 shares issued and outstanding at March 31, 2024 and 14,963 shares issued and outstanding at December 31, 2023)	1,160,492	1,165,694
Accumulated distributions in excess of net income	(564,951)	(548,273)
Accumulated other comprehensive loss	(922)	(1,119)
Total shareholders’ equity	$688,149	$709,832
Noncontrolling interests – Operating Partnership and Series E preferred units	218,255	220,544
Noncontrolling interests – consolidated real estate entities	681	649
TOTAL EQUITY	$907,085	$931,025
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,903,473	$1,926,361
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
REVENUE	$64,506	$67,897
EXPENSES
Property operating expenses, excluding real estate taxes	18,764	21,342
Real estate taxes	6,305	7,581
Property management expense	2,330	2,568
Casualty loss	820	252
Depreciation and amortization	27,012	25,993
General and administrative expenses	4,623	7,723
TOTAL EXPENSES	$59,854	$65,459
Gain (loss) on sale of real estate and other investments	(577)	60,159
Operating income	4,075	62,597
Interest expense	(9,207)	(10,319)
Interest and other income	340	49
NET INCOME (LOSS)	$(4,792)	$52,327
Dividends to Series D preferred unitholders	(160)	(160)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	1,079	(8,566)
Net income attributable to noncontrolling interests – consolidated real estate entities	(32)	(30)
Net income (loss) attributable to controlling interests	(3,905)	43,571
Dividends to preferred shareholders	(1,607)	(1,607)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,512)	$41,964

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.37)	$2.79

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.37)	$2.76

Weighted average shares - basic	14,922	15,025

Weighted average shares - diluted	14,922	18,359
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(4,792)	$52,327
Other comprehensive income (loss):
Loss on derivative instrument reclassified into earnings	197	138
Total comprehensive income (loss)	$(4,595)	$52,465
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	1,112	(8,543)
Net income attributable to noncontrolling interests – consolidated real estate entities	(32)	(30)
Comprehensive income (loss) attributable to controlling interests	$(3,515)	$43,892

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended March 31, 2023	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296
Net income attributable to controlling interests and noncontrolling interests				43,571		8,596	52,167
Amortization of swap settlements					138		138
Distributions - common shares and Units ($0.73 per share and Unit)				(10,962)		(706)	(11,668)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,704)	(1,704)
Share-based compensation, net of forfeitures		12	1,519				1,519
Redemption of Units for common shares		4	(697)			697	—
Redemption of Series E preferred units for common shares		16	(935)			935	—
Shares repurchased		(19)	(1,022)				(1,022)
Shares withheld for taxes			(161)				(161)
Other		(1)	(129)			(24)	(153)
Balance at March 31, 2023	$93,530	15,032	$1,176,059	$(508,420)	$(1,917)	$228,553	$987,805

Three Months Ended March 31, 2024
Balance at December 31, 2023	$93,530	14,963	$1,165,694	$(548,273)	$(1,119)	$221,193	$931,025
Net loss attributable to controlling interests and noncontrolling interests				(3,905)		(1,047)	(4,952)
Amortization of swap settlements					197		197
Distributions - common shares and Units ($0.75 per share and unit)				(11,166)		(639)	(11,805)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,671)	(1,671)
Share-based compensation, net of forfeitures		4	749				749
Redemption of Units for common shares		17	(398)			398	—
Redemption of Series E preferred units for common shares		16	(702)			702	—
Shares repurchased		(88)	(4,703)				(4,703)
Shares withheld for taxes			(118)				(118)
Other			(30)			—	(30)
Balance at March 31, 2024	$93,530	14,912	$1,160,492	$(564,951)	$(922)	$218,936	$907,085

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,792)	$52,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	27,305	26,650
(Gain) loss on sale of real estate and other investments	577	(60,159)
Share-based compensation expense	749	1,519
Other, net	526	332
Changes in other assets and liabilities:
Other assets	1,778	1,783
Accounts payable and accrued expenses	(1,740)	(648)
Net cash provided by operating activities	$24,403	$21,804
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	(7,279)	—
Net proceeds from sale of real estate and other investments	18,251	141,587
Proceeds from insurance	1,635	620
Payments for improvements of real estate investments	(21,810)	(11,237)
Other investing activities	171	214
Net cash provided by (used by) investing activities	$(9,032)	$131,184
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(1,529)	(20,734)
Proceeds from revolving lines of credit	40,556	35,969
Principal payments on revolving lines of credit	(30,198)	(6,000)
Principal payments on notes payable	—	(100,000)
Repurchase of common shares	(4,703)	(1,022)
Distributions paid to common shareholders	(10,923)	(10,917)
Distributions paid to preferred shareholders	(1,607)	(1,607)
Distributions paid to Series D preferred unitholders	(160)	(160)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(2,300)	(2,413)
Other financing activities	(28)	(153)
Net cash used by financing activities	$(10,892)	$(107,037)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,479	45,951
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	9,269	11,891
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$13,748	$57,842

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,153	$3,804
Operating partnership units converted to common shares	(398)	(697)
Distributions declared but not paid to common shareholders	11,805	11,668
Series E preferred units converted to common shares	(702)	(935)
Retirement of shares withheld for taxes	118	161
Involuntary conversion of assets	160	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,302	$6,168

	(in thousands)
Balance sheet description	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$12,682	$8,630	$8,939
Restricted cash	1,066	639	48,903
Total cash, cash equivalents and restricted cash	$13,748	$9,269	$57,842
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2024
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2024, Centerspace owned interests in 70 apartment communities consisting of 12,883 apartment homes.
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim Condensed Consolidated Financial Statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the Condensed Consolidated Statement of Operations, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows. Centerspace reclassified certain items within the disaggregated revenue table included in Note 2.
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
As of March 31, 2024 and December 31, 2023, restricted cash consisted of $1.1 million and $639,000, respectively, in escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended March 31, 2024 and 2023, rental income represented approximately 98.2% of total revenues, and included gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended March 31, 2024 and 2023, other property revenues represented the remaining 1.8% of total revenues, and were primarily driven by other fee income, which is typically recognized when earned, at a point in time.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of March 31, 2024, was as follows:

(in thousands)
2024 (remainder)	$1,361
2025	1,799
2026	1,661
2027	1,373
2028	986
Thereafter	5,734
Total scheduled lease income - commercial operating leases	$12,914
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
The following table presents the disaggregation of revenue streams for the three months ended March 31, 2024 and 2023:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2024	2023
Fixed lease income - operating leases	Leases	$60,034	$63,169
Variable lease income - operating leases	Leases	3,287	3,500
Other property revenue	Revenue from contracts with customers	1,185	1,228
Total revenue		$64,506	$67,897
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the three months ended March 31, 2024 and 2023, the Company recognized a loss of $577,000 and a gain of $60.2 million, respectively, on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of March 31, 2024, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates long-lived assets, including real estate investments, for impairment indicators at least quarterly. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, expected holding period of each property, and legal and environmental concerns. If indicators exist, the Company compares the estimated future undiscounted cash flows for the property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount, an impairment loss is generally recorded for the difference between the estimated fair value and the carrying amount. If the anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, the evaluation of impairment charges may be different and such differences could be material to the consolidated financial statements. The evaluation of estimated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates, and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decreases the likelihood of recording impairment losses.
During the three months ended March 31, 2024 and 2023, the Company recorded no impairment charges.
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
REAL ESTATE RELATED NOTES RECEIVABLE
The Company has a tax increment financing note receivable (“TIF”) with a principal balance of $5.4 million and $5.7 million at March 31, 2024 and December 31, 2023, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum. As of March 31, 2024 and December 31, 2023, the Company had funded $8.8 million and $1.6 million of the mezzanine loan, respectively. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations within the property operating expenses, excluding real estate taxes line item. During the three months ended March 31, 2024 and 2023, total advertising expense was $738,000 and $702,000, respectively.
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

INVOLUNTARY CONVERSION OF ASSETS
In April 2023, a portion of an apartment community was destroyed by fire. The Company recorded a write-down of the apartment community asset, in accordance with ASC 610-30 on involuntary conversion of non-monetary assets, totaling $1.3 million with an offsetting insurance receivable recorded within other assets on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2024, the claim was settled for $1.6 million, including remediation and other operating expenses.
During the three months ended March 31, 2024, Centerspace recognized $618,000 in additional casualty loss resulting from updated loss estimates from four separate insurance events at apartment communities. Any insurance funds received will be recognized when received in accordance with ASC 610-30.
NOTE 3 • NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under the 2015 Incentive Plan, Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income (loss) per share upon vesting of the RSUs, upon exercising of ISOs, or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). The Company calculates diluted net income (loss) per share using the treasury stock method for RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss). Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three months ended March 31, 2024 and 2023.

	(in thousands, except per share data)
	Three Months Ended March 31,
	2024	2023
NUMERATOR
Net income (loss) attributable to controlling interests	$(3,905)	$43,571
Dividends to preferred shareholders	(1,607)	(1,607)
Numerator for basic income (loss) per share – net income (loss) available to common shareholders	(5,512)	41,964
Noncontrolling interests – Operating Partnership and Series E preferred units (1)	—	8,566
Dividends to Series D preferred unitholders (2)	—	160
Numerator for diluted income (loss) per share	$(5,512)	$50,690
DENOMINATOR
Denominator for basic income (loss) per share weighted average shares	14,922	15,025
Effect of redeemable operating partnership units	—	968
Effect of Series D preferred units	—	228
Effect of Series E preferred units	—	2,118
Effect of dilutive restricted stock units and stock options	—	20
Denominator for diluted income (loss) per share	14,922	18,359

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.37)	$2.79

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.37)	$2.76
(1)For the three months ended March 31, 2024, the impact of Units and Series E preferred units was excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
(2)For the three months ended March 31, 2024, dividends to preferred unitholders are excluded in the calculation of net income (loss) per common share - diluted as they were anti-dilutive.

For the three months ended March 31, 2024, operating partnership units of 854,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs of 20,000, and performance-based RSUs of 41,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the three months ended March 31, 2023, performance-based RSUs of 36,000 were excluded from the calculation of diluted net income per share because they were anti-dilutive as including these items would have improved net income per share.
NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 844,000 and 861,000 outstanding Units at March 31, 2024 and December 31, 2023, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three months ended March 31, 2024 and 2023 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Net Book Basis
2024	17	$(398)
2023	4	$(697)
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.7 million Series E preferred units outstanding on March 31, 2024 and December 31, 2023. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units have an aggregate liquidation preference of $171.2 million as of March 31, 2024. The holders of the Series E preferred units do not have voting rights.

	(in thousands)
	Number of Series E	Number of	Total
Three Months Ended March 31,	Preferred Units Redeemed	Common Shares Issued	Value
2024	13	16	$702
2023	13	16	$935
Common Shares and Equity Awards. Common shares outstanding on March 31, 2024 and December 31, 2023, totaled 14.9 million and 15.0 million, respectively. During the three months ended March 31, 2024 and 2023, Centerspace issued approximately 3,742 and 11,877 common shares, respectively, with a total grant-date fair value of $445,000 and $1.1 million, respectively, under its 2015 Incentive Plan, as share-based compensation for employees and trustees. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace has an equity distribution agreement in connection with an at-the-market offering (“2021 ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the 2021 ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the 2021 ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the 2021 ATM Program during the three months ended March 31, 2024 and 2023. As of March 31, 2024, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $4.7 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	88	$4,703	$53.62
2023	19	$1,022	$52.51
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at March 31, 2024 and December 31, 2023. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at March 31, 2024 and December 31, 2023. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $16.6 million. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at March 31, 2024 and December 31, 2023.

	(in thousands)
	March 31, 2024		December 31, 2023
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at March 31, 2024
Lines of credit (1)	$40,357	6.68%	$30,000	6.74%	1.49
Unsecured senior notes (2)(5)	300,000	3.12%	300,000	3.12%	6.38
Unsecured debt	340,357		330,000		5.80
Mortgages payable - Fannie Mae credit facility (5)	198,850	2.78%	198,850	2.78%	7.31
Mortgages payable - other (3)(5)	389,874	4.05%	391,140	4.05%	5.55
Total debt (4)	$929,081	3.59%	$919,990	3.54%	6.01
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 14 at March 31, 2024 and December 31, 2023.
(4)Excludes deferred financing costs and premiums or discounts.
(5)Interest rate is fixed.
As of March 31, 2024, 45 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of March 31, 2024, there was $40.0 million outstanding on this line of credit, therefore the additional borrowing availability was $210.0 million. This unsecured credit facility matures in September 2025, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
On May 31, 2023, the Unsecured Credit Facility was amended to replace the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) as the benchmark alternative reference rate under the Facility. The interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or daily or term SOFR, plus a margin that ranges from 125-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. Prior to the amendment, interest rates on the line of credit were based on the consolidated leverage ratio applying the same margins to LIBOR. The unsecured credit facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of March 31, 2024.

Centerspace also has a $6.0 million operating line of credit. As of March 31, 2024, there was $357,000 outstanding on this line of credit. As of December 31, 2023, there was no outstanding balance on this line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company has issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). The Company also has a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of March 31, 2024 and December 31, 2023.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of March 31, 2024 and December 31, 2023, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of March 31, 2024, Centerspace owned 14 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of March 31, 2024, the Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans.
The aggregate amount of required future principal payments on lines of credit, notes payable, and mortgages payable as of March 31, 2024, was as follows:

(in thousands)
2024 (remainder)	$5,688
2025	76,290
2026	99,499
2027	48,666
2028	118,363
Thereafter	580,575
Total payments	$929,081
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $690,000 will be reclassified as an increase to interest expense.
In February 2022, the Company terminated its interest rate swaps. As of March 31, 2024 and December 31, 2023 the Company had no remaining interest rate swaps.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2024 and 2023.

	(in thousands)
	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended March 31,	2024	2023		2024	2023
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(197)	$(138)
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets
Real estate related notes receivable	Other assets	$14,103	—	—	$14,103

December 31, 2023
Assets
Real estate related notes receivable	Other assets	$7,039	—	—	$7,039
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

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended March 31, 2024
Notes receivable	$14,103	$5	$208	$213
Three months ended March 31, 2023
Notes receivable	$5,661	$5	$67	$72
As of March 31, 2024 and December 31, 2023, Centerspace had investments totaling $2.1 million in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on our Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of March 31, 2024, the Company had total unfunded commitments of $1.0 million.

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2024. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2023 consisted of real estate investments that were written-down to estimated fair value during the year ended December 31, 2023.

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets
Real estate investments measured at fair value	Property owned	$19,250	$—	$19,250	$—
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
The estimated fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023, respectively, are as follows:

		(in thousands)
		March 31, 2024		December 31, 2023
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$12,682	$12,682	$8,630	$8,630
Restricted cash	Restricted cash	$1,066	$1,066	$639	$639
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	$40,357	$40,357	$30,000	$30,000
Unsecured senior notes	Notes payable	$300,000	$250,704	$300,000	$252,108
Mortgages payable - Fannie Mae credit facility	Mortgages payable	$198,850	$167,501	$198,850	$168,555
Mortgages payable - other	Mortgages payable	$389,874	$365,190	$391,140	$367,080
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three months ended March 31, 2024 and 2023.
DISPOSITIONS
During the three months ended March 31, 2024, Centerspace disposed of two apartment communities in two exchange transactions for an aggregate sales price of $19.0 million. During the three months ended March 31, 2023, Centerspace disposed of nine apartment communities, in four exchange transactions for an aggregate sales price of $144.3 million. The dispositions for the three months ended March 31, 2024 and 2023 are detailed below.
Three Months Ended March 31, 2024

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain/(Loss)
69 homes - Southdale Parc - Richfield, MN	February 29, 2024	$6,200	$6,497	$(297)
136 homes - Wingate - New Hope, MN	February 29, 2024	$12,800	$13,080	$(280)
Total Dispositions		$19,000	$19,577	$(577)

Three Months Ended March 31, 2023

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain/(Loss)
115 homes - Boulder Court - Eagan, MN	March 8, 2023	$14,605	$4,970	$9,635
498 homes - 2 Nebraska apartment communities	March 14, 2023	$48,500	$14,975	$33,525
892 homes - 5 Minnesota apartment communities	March 15, 2023	$74,500	$55,053	$19,447
62 homes - Portage - Minneapolis, MN	March 15, 2023	$6,650	$9,098	$(2,448)
Total Dispositions		$144,255	$84,096	$60,159
NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. The chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. The apartment communities have similar long-term economic characteristics and provide similar products and services to residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment. “All other” includes non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale. During the three months ended March 31, 2024, two sold apartment communities were reclassified from the multifamily segment to all other for all periods presented.
The members of the executive management team are the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), a non-GAAP measure, which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other assets, impairment, depreciation, amortization, financing, property management overhead, casualty losses, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three months ended March 31, 2024 and 2023, respectively, along with reconciliations to net income (loss) in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended March 31, 2024	Multifamily	All Other	Total
Revenue	$63,339	$1,167	$64,506
Property operating expenses, including real estate taxes	24,561	508	25,069
Net operating income	$38,778	$659	$39,437
Property management expense			(2,330)
Casualty loss			(820)
Depreciation and amortization			(27,012)
General and administrative expenses			(4,623)
Loss on sale of real estate and other investments			(577)
Interest expense			(9,207)
Interest and other income			340
Net loss			$(4,792)

	(in thousands)
Three Months Ended March 31, 2023	Multifamily	All Other	Total
Revenue	$59,439	$8,458	$67,897
Property operating expenses, including real estate taxes	24,526	4,397	28,923
Net operating income	$34,913	$4,061	$38,974
Property management expense			(2,568)
Casualty loss			(252)
Depreciation and amortization			(25,993)
General and administrative expenses			(7,723)
Gain on sale of real estate and other investments			60,159
Interest expense			(10,319)
Interest and other income			49
Net income			$52,327

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2024, and December 31, 2023, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of March 31, 2024	Multifamily	All Other	Total
Segment assets
Property owned	$2,396,195	$17,293	$2,413,488
Less accumulated depreciation	(549,160)	(4,071)	(553,231)
Total real estate investments	$1,847,035	$13,222	$1,860,257
Cash and cash equivalents			12,682
Restricted cash			1,066
Other assets			29,468
Total Assets			$1,903,473

	(in thousands)
As of December 31, 2023	Multifamily	All Other	Total
Segment assets
Property owned	$2,381,461	$38,685	$2,420,146
Less accumulated depreciation	(524,364)	(6,339)	(530,703)
Total real estate investments	$1,857,097	$32,346	$1,889,443
Cash and cash equivalents			8,630
Restricted cash			639
Other assets			27,649
Total Assets			$1,926,361
NOTE 10 • COMMITMENTS AND CONTINGENCIES
Litigation.  Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claims a retaining wall at one of its properties is causing water damage to the neighboring property. The claim was for damage to the property and monetary losses. The original judgment was ordered on October 9, 2023 for $2.9 million which the Company immediately paid. In November 2023, the claimant filed motions requesting additional interest on the judgment and trial costs. During the three months ended March 31, 2024, the claimant was awarded an additional $1.0 million in a judgment related interest and costs. The additional $1.0 million was a recognizable subsequent event for the year ended December 31, 2023 so was recorded as a loss during the year ended December 31, 2023. The Company cannot, with any level of certainty, predict or estimate if there will be additional costs incurred as a result of the lawsuit as the matter is ongoing. Centerspace is involved in various lawsuits arising in the normal course of business and believes that such matters will not have a material adverse effect on the condensed consolidated financial statements.
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
Limitations on Taxable Dispositions.  Twenty-seven properties, consisting of 5,033 apartment homes, are subject to limitations on taxable dispositions under agreements entered into with certain of the sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. Centerspace has unfunded commitments of $1.0 million in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through March 31, 2024, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
2024 LTIP Awards
Awards granted to employees on January 1, 2024, consisted of an aggregate of 21,059 time-based RSU awards and 18,876 performance RSUs based on total shareholder return (“TSR”). The time-based awards vest as to one-third of the shares on each of January 1, 2025, January 1, 2026, and January 1, 2027.
The performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of performance RSUs eligible to be earned is 37,752 RSUs, which is 200% of the performance RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price and a select peer average volatility, the risk-free interest rate on the U.S. treasury bond rates with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 27.21%, a risk-free interest rate of 4.01%, and an expected life of 3 years. The share price at the grant date, January 1, 2024, was $58.20 per share.
Share-Based Compensation Expense
Share-based compensation expense recognized in the condensed consolidated financial statements for all outstanding share-based awards was $749,000 and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. On March 31, 2023, the Company accelerated the vesting of all unvested time-based RSUs and stock options in connection with the Separation Agreement with Mr. Decker. This resulted in the acceleration of share-based compensation expense for those awards resulting in an additional $737,000 in expense for the three months ended March 31, 2023.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (the “Report”), the audited financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on February 20, 2024, and the risk factors in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
This discussion and analysis and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “assumes,” “may,” “projects,” “outlook,” “future,” and variations of those words and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from the results of operations, financial condition, or plans expressed or implied by the forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be achieved. Any statements contained herein that are not statements of historical fact should be deemed forward-looking statements. As a result, reliance should not be placed on these forward-looking statements, as these statements are subject to known and unknown risks, uncertainties, and other factors beyond our control and could differ materially from actual results and performance.
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
•adverse changes in our markets, including future demand for apartment homes in those markets, barriers of entry into new markets, limitations on the ability to increase rental rates, our inability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, and inability to accommodate any significant decline in the market value of real estate serving as collateral for debt and mortgage obligations;
•pandemics or epidemics, including the COVID-19 pandemic, and any effects on our business, financial condition, and results of operation;
•the impact of the conflicts between Russia and Ukraine, as well as Israel, Gaza, and Iran, on inflation, trade, and general economic conditions;
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
•inability to raise additional equity capital, if needed;
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of March 31, 2024, we owned interests in 70 apartment communities consisting of 12,883 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.4 billion at March 31, 2024 and $2.4 billion at December 31, 2023.
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
Overview of the Three Months Ended March 31, 2024
•During the three months ended March 31, 2024, we sold two non-core apartment communities for an aggregate sales price of $19.0 million. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
•For the three months ended March 31, 2024, revenue decreased by $3.4 million or 5.0% to $64.5 million, compared to $67.9 million for the three months ended March 31, 2023, due to decreased revenue from dispositions, offset by a 3.5% increase from same-store communities and an increase from non-same-store communities.
•Same-store revenues increased by 3.5% for the three months ended March 31, 2024, compared to the same period of the prior year, driving a 7.5% increase in same-store NOI compared to the same period of the prior year.
•Total expenses decreased by $5.6 million or 8.6% to $59.9 million for the three months ended March 31, 2024, compared to $65.5 million for the three months ended March 31, 2023.
•Net loss was $0.37 per diluted share for the three months ended March 31, 2024, compared to net income of $2.76 per diluted share for the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) applicable to common shares and Units for the three months ended March 31, 2024 increased by $2.5 million or 12.8% to $22.0 million compared to $19.5 million for the three months ended March 31, 2023. See the description of Core FFO on page 25 and the reconciliation of net income (loss) available to common shareholders to FFO and Core FFO on page 26. This increase was primarily due to increased NOI from same-store and non-same-store communities and expense savings in property management and interest expense, offset by decreased NOI from dispositions. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
•We repurchased 87,722 common shares for total consideration of $4.7 million and an average price of $53.62 per share.

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
For the comparison of the three months ended March 31, 2024 and 2023, one apartment community was non-same-store. Sold communities are included in “Dispositions,” while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the three months ended March 31, 2024 and 2023, we disposed of two and nine apartment communities, respectively, consisting of 205 and 1,567 apartment homes, respectively.
Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating income	$4,075	$62,597	$(58,522)	(93.5)%
Adjustments:
Property management expenses	2,330	2,568	(238)	(9.3)%
Casualty loss	820	252	568	225.4%
Depreciation and amortization	27,012	25,993	1,019	3.9%
General and administrative expenses	4,623	7,723	(3,100)	(40.1)%
(Gain) loss on sale of real estate and other investments	577	(60,159)	60,736	(101.0)%
Net operating income	$39,437	$38,974	$463	1.2%

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three months ended March 31, 2024 and 2023.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue
Same-store	$61,536	$59,439	$2,097	3.5%
Non-same-store	1,803	—	1,803	N/A
Other properties	638	675	(37)	(5.5)%
Dispositions	529	7,783	(7,254)	(93.2)%
Total	64,506	67,897	(3,391)	(5.0)%
Property operating expenses, including real estate taxes
Same-store	23,995	24,526	(531)	(2.2)%
Non-same-store	566	—	566	N/A
Other properties	182	87	95	109.2%
Dispositions	326	4,310	(3,984)	(92.4)%
Total	25,069	28,923	(3,854)	(13.3)%
Net operating income(1)
Same-store	37,541	34,913	2,628	7.5%
Non-same-store	1,237	—	1,237	N/A
Other properties	456	588	(132)	(22.4)%
Dispositions	203	3,473	(3,270)	(94.2)%
Total	$39,437	$38,974	$463	1.2%
Property management expenses	(2,330)	(2,568)	(238)	(9.3)%
Casualty loss	(820)	(252)	568	225.4%
Depreciation and amortization	(27,012)	(25,993)	1,019	3.9%
General and administrative expenses	(4,623)	(7,723)	(3,100)	(40.1)%
Gain (loss) on sale of real estate and other investments	(577)	60,159	(60,736)	(101.0)%
Interest expense	(9,207)	(10,319)	(1,112)	(10.8)%
Interest and other income	340	49	291	*
NET INCOME (LOSS)	$(4,792)	$52,327	$(57,119)	(109.2)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	1,079	(8,566)	9,645	112.6%
Net income attributable to noncontrolling interests – consolidated real estate entities	(32)	(30)	(2)	6.7%
Net income (loss) attributable to controlling interests	(3,905)	43,571	(47,476)	(109.0)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(5,512)	$41,964	$(47,476)	(113.1)%
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
* Not a meaningful percentage.

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2024	2023
Same-store	94.6%	94.9%
Non-same-store	96.6%	—
Total	94.6%	94.9%
(1)Weighted average occupancy is defined as the percentage resulting from dividing actual rental revenue by scheduled rental revenue. Scheduled rental revenue represents the value of all apartment homes, with occupied homes valued at contractual rental rates pursuant to leases and vacant apartment homes valued at estimated market rents. When calculating actual rents for occupied apartment homes and market rents for vacant homes, delinquencies and concessions are not taken into account. Market rates are determined using the currently offered effective rates on new leases at the community and are used as the starting point in determination of the market rates of vacant apartment homes. Centerspace believes that weighted average occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Weighted average occupancy may not completely reflect short-term trends in physical occupancy, and the calculation of weighted average occupancy may not be comparable to that disclosed by other REITs and other real estate companies.

Number of Apartment Homes	as of March 31, 2024	as of March 31, 2023
Same-store	12,580	12,580
Non-same-store	303	—
Dispositions	—	917
Total	12,883	13,497
Same-store analysis.  Revenue from same-store communities increased 3.5% or $2.1 million in the three months ended March 31, 2024, compared to the same period in the prior year. The increase was attributable to 3.9% growth in average monthly revenue per occupied home for the three months ended March 31, 2024 offset by a decrease of 0.3% in occupancy as weighted average occupancy decreased from 94.9% in the three months ended March 31, 2023 to 94.6% for the three months ended March 31, 2024. Property operating expenses, including real estate taxes, at same-store communities decreased by 2.2% or $531,000 in the three months ended March 31, 2024, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) decreased by $181,000, primarily due to lower utilities costs and offset by increases in compensation costs and administrative and marketing costs. Non-controllable expenses at same-store communities decreased by $350,000, due to successful real estate tax appeals and offset by higher insurance premiums. Same-store NOI increased by $2.6 million to $37.5 million for the three months ended March 31, 2024 compared to $34.9 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $1.8 million in the three months ended March 31, 2024, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $566,000. NOI at non-same-store communities increased by $1.2 million for the three months ended March 31, 2024 compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of an apartment community during the fourth quarter of the prior year.
Other properties and dispositions analysis. Revenue from dispositions decreased by $7.3 million while revenue from other properties decreased by $37,000 in the three months ended March 31, 2024, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $95,000 while such expenses decreased by $4.0 million for dispositions, compared to the same period in the prior year. NOI at other properties decreased by $132,000 and NOI on dispositions decreased $3.3 million, compared to the same period in the prior year. We disposed of nine apartment communities in the first quarter of 2023, an additional four apartment communities and associated commercial space in the third quarter of 2023, and two apartment communities in the first quarter of 2024.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties decreased by 9.3% to $2.3 million in the three months ended March 31, 2024, compared to $2.6 million in the same period of the prior year. The decrease is primarily due to fewer properties and a lower number of apartment homes due to dispositions.
Casualty loss. Casualty loss increased to $820,000 in the three months ended March 31, 2024, compared to $252,000 in the same period of the prior year. The increase is primarily due to increased claim activity that was not in the same period of the prior year combined with revised loss estimates from previous casualty events. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization increased by 3.9% to $27.0 million in the three months ended March 31, 2024, compared to $26.0 million in the same period of the prior year, primarily attributable to an increase in depreciation on same-store and non-same-store apartment communities driven by the addition of an apartment community in the fourth quarter of the prior year with in-place lease amortization along with value add and acquisition capital projects; offset by a decrease in depreciation from sold properties.
General and administrative expenses.  General and administrative expenses decreased by 40.1% to $4.6 million in the three months ended March 31, 2024, compared to $7.7 million in the same period of the prior year, primarily attributable to $3.2 million in severance and related costs from the CEO transition in the prior year that did not occur in the first quarter of 2024.
Gain (loss) on sale of real estate and other investments. Gain (loss) on sale of real estate and other investments decreased to a loss of $577,000 in the three months ended March 31, 2024, compared to a gain of $60.2 million in the same period of the prior year. The decrease was primarily due to the sale of two apartment communities in the current period for a loss compared to the sale of nine apartment communities for a gain in the prior year. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Interest expense.  Interest expense decreased by 10.8% to $9.2 million in the three months ended March 31, 2024, compared to $10.3 million in the same period of the prior year, primarily due to a higher rate term loan held during the prior year that was paid off prior to its original maturity date.
Interest and other income. Interest and other income increased to $340,000 in the three months ended March 31, 2024, compared to $49,000 in the same period of the prior year. The increase was primarily due to interest income on a note receivable in the first quarter of 2024 that did not exist in the same period of the prior year combined with a gain on investments in the first quarter of 2024 compared to a loss on investments in the same period of the prior year.
Net income (loss)available to common shareholders. Net loss available to common shareholders decreased $5.5 million for the three months ended March 31, 2024, compared to a net income of $42.0 million in the three months ended March 31, 2023.
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
The exclusion in Nareit’s definition of FFO of gains and losses from the sale of real estate assets and impairment write-downs helps to identify the operating results of the long-term assets that form the base of investments and assists management and investors in comparing those operating results between periods.
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
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash flow needs, including our ability to service indebtedness or make distributions to shareholders.
Core Funds from Operations (“Core FFO”), a non-GAAP measure, is FFO adjusted for non-routine items or items not considered core to business operations. By further adjusting for items that are not considered part of core business operations, we believe that Core FFO provides investors with additional information to compare core operating and financial performance between periods. Core FFO should not be considered as an alternative to net income or as any other GAAP measurement of performance, but rather should be considered an additional supplemental measure. Core FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash flow needs, including the ability to service indebtedness or make distributions to shareholders. Core FFO is a non-GAAP and non-standardized financial measure that may be calculated differently by other REITs and that should not be considered a substitute for operating results determined in accordance with GAAP.
Net loss available to common shareholders for the three months ended March 31, 2024, decreased to a net loss of $5.5 million compared to a net income of $42.0 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended March 31, 2024, increased to $20.9 million compared to $16.3 million for the comparable period of the prior year, an increase of 28.5%. This increase was primarily due to increased NOI from same-store communities and non-same-store communities, and decreases in property management and general and administrative expenses and interest expense, offset by decreased NOI from dispositions.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2024	2023
Funds from operations:
Net income (loss) available to common shareholders	$(5,512)	$41,964
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(1,079)	8,566
Depreciation and amortization	27,012	25,993
Less depreciation – non real estate	(85)	(91)
Less depreciation – partially owned entities	(24)	(19)
(Gain) loss on sale of real estate and other assets	577	(60,159)
FFO applicable to common shares and Units	$20,889	$16,254

Adjustments to Core FFO:
Non-cash casualty loss	702	13
Interest rate swap amortization	197	138
Amortization of assumed debt	263	(116)
Severance and transition related costs	—	3,199
Loss on litigation settlement and associated trial costs(1)	37	—
Other miscellaneous items(2)	(42)	54
Core FFO applicable to common shares and Units	$22,046	$19,542

FFO applicable to common shares and Units	$20,889	$16,254
Dividends to Series D preferred unitholders	160	160
FFO applicable to common shares and Units - diluted	$21,049	$16,414

Core FFO applicable to common shares and Units	$22,046	$19,542
Dividends to Series D preferred unitholders	160	160
Core FFO applicable to common shares and Units - diluted	$22,206	$19,702

Per Share Data
Net income (loss) per common share - diluted(3)	$(0.37)	$2.76
FFO per share and Unit - diluted	$1.16	$0.89
Core FFO per share and Unit - diluted	$1.23	$1.07

Weighted average shares - basic	14,922	15,025
Effect of redeemable operating partnership Units for FFO and Core FFO	854	968
Effect of Series D preferred units for FFO and Core FFO	228	228
Effect of Series E preferred units for FFO and Core FFO	2,078	2,118
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	20	20
Weighted average shares and Units for FFO and Core FFO - diluted	18,102	18,359
(1)Consists of $37,000 in one-time trial costs related to the litigation matter during the three months ended March 31, 2024.
(2)Consists of (gain) loss on investments and pursuit costs.
(3)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income (loss) per share.
Acquisitions and Dispositions
During the three months ended March 31, 2024, we disposed of two apartment communities located in Minnesota in two transactions for an aggregate sales price of $19.0 million. We had no acquisitions during the three months ended March 31, 2024.
Distributions Declared
Distributions of $0.75 and $0.73 per common share and Unit were declared during the three months ended March 31, 2024 and 2023, respectively. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended March 31, 2024 and 2023. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended

March 31, 2024 and 2023. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended March 31, 2024 and 2023.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under the unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares, including offerings of common shares under a 2021 at-the-market offering program (“2021 ATM Program”), and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to communities, distributions to the holders of preferred shares, common shares, Series D and Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, funding of mezzanine loans, and acquisitions of additional communities.
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
As of March 31, 2024, we had total liquidity of approximately $228.3 million, which included $215.6 million available on the lines of credit based on the value of unencumbered properties and $12.7 million of cash and cash equivalents. As of December 31, 2023, we had total liquidity of approximately $234.6 million, which included $226.0 million available on the lines of credit based on the value of unencumbered properties and $8.6 million of cash and cash equivalents.
Debt
As of March 31, 2024, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of March 31, 2024, there was $40.0 million outstanding on this line of credit and additional borrowing availability was $210.0 million. At December 31, 2023, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $30.0 million was drawn on the line. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This credit facility matures in September 2025, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
The interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 25-80 basis points, or the daily or term Secured Overnight Financing Rate (“SOFR”), plus a margin that ranges from 125-180 basis points, with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended.
We also have a $6.0 million operating line of credit. As of March 31, 2024, there was $357,000 outstanding on this line of credit. As of December 31, 2023, there was no balance outstanding on this line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). We also have a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of March 31, 2024 and December 31, 2023.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of March 31, 2024 and December 31, 2023, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF, was $389.9 million and $391.1 million at March 31, 2024 and December 31, 2023, respectively, on 14 apartment communities. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2024 and December 31, 2023, the weighted average interest rate on mortgage debt was 4.05%. Further information can be found in Note 5 - Debt in the Condensed Consolidated notes.
Equity
We have an equity distribution agreement in connection with the 2021 ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the 2021 ATM program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of March 31, 2024, common shares having an aggregate offering price of up to $126.6 million remained available under the 2021 ATM Program. Further information can be found in Note 4 - Equity and Mezzanine Equity in the Condensed Consolidated notes.
We have a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the our outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had $4.7 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	88	$4,703	$53.62
2023	19	1,022	$52.51
(1)Amount includes commissions.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2024, we had cash and cash equivalents of $12.7 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the three months ended March 31, 2024, we generated capital from various activities, including:
•Receiving $18.3 million in net proceeds from the sale of two apartment communities;

•Receiving $10.4 million in net draws on the line of credit; and
•Receiving $1.6 million in net insurance proceeds primarily due to one large casualty event that was settled during the quarter.
During the three months ended March 31, 2024, we used capital for various activities, including:
•Funding of mezzanine loan of $7.3 million;
•Repaying $1.5 million of mortgage principal;
•Paying distributions on common shares, Series E preferred units, Units, and Series C preferred shares of $14.8 million;
•Repurchasing 87,722 common shares for $4.7 million; and
•Funding capital improvements for apartment communities of approximately $21.8 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2023. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional details. There have been no material changes to our contractual obligations and other commitments since that report was filed.
Inflation, Supply Chain, and Capital Markets
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
We also continue to monitor pressures surrounding supply chain challenges. Supply chain and inflationary pressures are likely to result in increasing operating expenses, specifically, increases in energy costs, labor related costs, and construction materials for repairs and maintenance or capital projects. A worsening of the current environment could contribute to delays in obtaining construction materials and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
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
Off-Balance Sheet Arrangements
As of March 31, 2024, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the three months ended March 31, 2024.

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
See our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024, under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On January 31, 2024 and February 29, 2024, we issued 2,746 and 2,737 unregistered common shares, respectively, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
January 1 - 31, 2024	7,590	$53.96	7,590	$9,005,467
February 1 - 29, 2024	80,132	53.58	80,132	4,713,230
March 1 - 31, 2024	—	—	—	4,713,230
Total	87,722	$53.62	87,722
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)On March 10, 2022, the board authorized a new $50.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Employment Agreement, effective February 20, 2024, by and between Centerspace and Bhairav Patel (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2024).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: April 29, 2024