Form 10-Q
period 2024-06-30
CENTERSPACE
filed 2024-07-29
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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
    The number of common shares of beneficial interest outstanding as of July 22, 2024, was 15,300,140.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Real estate investments
Property owned	$2,428,290	$2,420,146
Less accumulated depreciation	(578,691)	(530,703)
Total real estate investments	1,849,599	1,889,443
Cash and cash equivalents	14,328	8,630
Restricted cash	1,084	639
Other assets	34,414	27,649
TOTAL ASSETS	$1,899,425	$1,926,361
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$52,885	$62,754
Revolving lines of credit	48,000	30,000
Notes payable, net	299,490	299,459
Mortgages payable, net	584,193	586,563
TOTAL LIABILITIES	$984,568	$978,776
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at June 30, 2024 and December 31, 2023, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, 3,881 shares issued and outstanding at June 30, 2024 and December 31, 2023, aggregate liquidation preference of $97,036)	93,530	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 15,057 shares issued and outstanding at June 30, 2024 and 14,963 shares issued and outstanding at December 31, 2023)	1,167,055	1,165,694
Accumulated distributions in excess of net income	(579,139)	(548,273)
Accumulated other comprehensive loss	(749)	(1,119)
Total shareholders’ equity	$680,697	$709,832
Noncontrolling interests – Operating Partnership and Series E preferred units	216,901	220,544
Noncontrolling interests – consolidated real estate entities	699	649
TOTAL EQUITY	$898,297	$931,025
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,899,425	$1,926,361
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE	$65,043	$64,776	$129,549	$132,673
EXPENSES
Property operating expenses, excluding real estate taxes	18,108	17,872	36,872	39,214
Real estate taxes	7,081	7,174	13,386	14,755
Property management expense	2,222	2,247	4,552	4,815
Casualty loss	510	53	1,330	305
Depreciation and amortization	25,714	24,371	52,726	50,364
General and administrative expenses	4,216	4,162	8,839	11,885
TOTAL EXPENSES	$57,851	$55,879	$117,705	$121,338
Gain (loss) on sale of real estate and other investments	—	(67)	(577)	60,092
Loss on litigation settlement	—	(2,864)	—	(2,864)
Operating income	7,192	5,966	11,267	68,563
Interest expense	(9,332)	(8,641)	(18,539)	(18,960)
Interest and other income	477	295	817	344
NET INCOME (LOSS)	$(1,663)	$(2,380)	$(6,455)	$49,947
Dividends to Series D preferred unitholders	(160)	(160)	(320)	(320)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	561	712	1,640	(7,854)
Net income attributable to noncontrolling interests – consolidated real estate entities	(34)	(35)	(66)	(65)
Net income (loss) attributable to controlling interests	(1,296)	(1,863)	(5,201)	41,708
Dividends to preferred shareholders	(1,607)	(1,607)	(3,214)	(3,214)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,903)	$(3,470)	$(8,415)	$38,494

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.19)	$(0.23)	$(0.56)	$2.57

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.19)	$(0.23)	$(0.56)	$2.55

Weighted average shares - basic	14,972	14,949	14,947	14,987

Weighted average shares - diluted	14,972	14,949	14,947	18,313
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,663)	$(2,380)	$(6,455)	$49,947
Other comprehensive loss:
Loss on derivative instrument reclassified into earnings	173	159	370	297
Total comprehensive income (loss)	$(1,490)	$(2,221)	$(6,085)	$50,244
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	588	739	1,700	(7,804)
Net income attributable to noncontrolling interests – consolidated real estate entities	(34)	(35)	(66)	(65)
Comprehensive income (loss) attributable to controlling interests	$(936)	$(1,517)	$(4,451)	$42,375
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2023	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296
Net income attributable to controlling interests and noncontrolling interests				41,708		7,919	49,627
Amortization of swap settlements					297		297
Distributions - common shares and Units ($1.46 per share and Unit)				(21,868)		(1,408)	(23,276)
Distributions - Series C preferred shares ($0.8281250 per Series C share)				(3,214)			(3,214)
Distributions - Series E preferred units ($1.93750 per unit)						(3,394)	(3,394)
Share-based compensation, net of forfeitures		19	2,109				2,109
Redemption of Units for common shares		10	(1,021)			1,021	—
Redemption of Series E preferred units for common shares		25	(2,120)			2,120	—
Shares repurchased		(124)	(6,718)				(6,718)
Shares withheld for taxes			(179)				(179)
Other		(1)	(54)			(86)	(140)
Balance at June 30, 2023	$93,530	14,949	$1,169,501	$(522,796)	$(1,758)	$226,931	$965,408

Six Months Ended June 30, 2024
Balance at December 31, 2023	$93,530	14,963	$1,165,694	$(548,273)	$(1,119)	$221,193	$931,025
Net loss attributable to controlling interests and noncontrolling interests				(5,201)		(1,574)	(6,775)
Amortization of swap settlements					370		370
Distributions - common shares and Units ($1.50 per share and unit)				(22,451)		(1,261)	(23,712)
Distributions - Series C preferred shares ($0.8281250 per Series C share)				(3,214)			(3,214)
Distributions - Series E preferred units ($1.93750 per unit)						(3,329)	(3,329)
Share-based compensation, net of forfeitures		13	1,481				1,481
Sale of common shares, net		110	7,320				7,320
Redemption of Units for common shares		33	(1,367)			1,367	—
Redemption of Series E preferred units for common shares		25	(1,220)			1,220	—
Shares repurchased		(88)	(4,703)				(4,703)
Shares withheld for taxes			(121)				(121)
Other		1	(29)			(16)	(45)
Balance at June 30, 2024	$93,530	15,057	$1,167,055	$(579,139)	$(749)	$217,600	$898,297
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended June 30, 2023	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at March 31, 2023	$93,530	15,032	$1,176,059	$(508,420)	$(1,917)	$228,553	$987,805
Net loss attributable to controlling interests and noncontrolling interests				(1,863)		(677)	(2,540)
Amortization of swap settlements					159		159
Distributions - common shares and Units ($0.73 per share and unit)				(10,906)		(702)	(11,608)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,690)	(1,690)
Share-based compensation, net of forfeitures		7	590				590
Redemption of Units for common shares		6	(324)			324	—
Redemption of Series E preferred units from common shares		9	(1,185)			1,185	—
Shares repurchased		(105)	(5,696)				(5,696)
Other			57			(62)	(5)
Balance at June 30, 2023	$93,530	14,949	$1,169,501	$(522,796)	$(1,758)	$226,931	$965,408

Three Months Ended June 30, 2024
Balance at March 31, 2024	$93,530	14,912	$1,160,492	$(564,951)	$(922)	$218,936	$907,085
Net loss attributable to controlling interests and noncontrolling interests				(1,296)		(527)	(1,823)
Amortization of swap settlements					173		173
Distributions - common shares and Units ($0.75 per share and unit)				(11,285)		(622)	(11,907)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,658)	(1,658)
Share-based compensation, net of forfeitures		10	733				733
Sale of common shares, net		110	7,320				7,320
Redemption of Units for common shares		16	(969)			969	—
Redemption of Series E preferred units for common shares		9	(518)			518	—
Other			(3)			(16)	(19)
Balance at June 30, 2024	$93,530	15,057	$1,167,055	$(579,139)	$(749)	$217,600	$898,297
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,455)	$49,947
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	53,314	51,295
(Gain) loss on sale of real estate and other investments	577	(60,159)
Loss on litigation settlement	—	2,864
Share-based compensation expense	1,481	2,109
Other, net	1,916	391
Changes in other assets and liabilities:
Other assets	1,748	2,866
Accounts payable and accrued expenses	(5,317)	(3,752)
Net cash provided by operating activities	$47,264	$45,561
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	(13,147)	—
Net proceeds from sale of real estate and other investments	18,251	141,587
Proceeds from insurance	1,949	717
Payments for improvements of real estate investments	(35,586)	(25,072)
Other investing activities	117	14
Net cash provided by (used by) investing activities	$(28,416)	$117,246
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	90,000
Principal payments on mortgages payable	(3,125)	(22,796)
Proceeds from revolving lines of credit	58,556	62,279
Principal payments on revolving lines of credit	(40,556)	(156,790)
Principal payments on notes payable	—	(100,000)
Net proceeds from issuance of common shares	7,388	—
Repurchase of common shares	(4,703)	(6,718)
Distributions paid to common shareholders	(22,090)	(21,879)
Distributions paid to preferred shareholders	(3,214)	(3,214)
Distributions paid to Series D preferred unitholders	(320)	(320)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(4,596)	(4,809)
Other financing activities	(45)	(140)
Net cash used by financing activities	$(12,705)	$(164,387)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	6,143	(1,580)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	9,269	11,891
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$15,412	$10,311

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$4,915	$4,638
Operating partnership units converted to common shares	(1,367)	(1,021)
Distributions declared but not paid to common shareholders	11,907	11,608
Series E preferred units converted to common shares	(1,220)	(2,120)
Retirement of shares withheld for taxes	121	179
Loss on litigation settlement	—	2,864
Involuntary conversion of assets	(900)	(1,060)
Non-cash interest income	336	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,762	$11,867

	(in thousands)
Balance sheet description	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$14,328	$8,630	$9,745
Restricted cash	1,084	639	566
Total cash, cash equivalents and restricted cash	$15,412	$9,269	$10,311
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2024
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2024, Centerspace owned interests in 70 apartment communities consisting of 12,883 apartment homes.
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
UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Centerspace’s unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial position, results of operations, and cash flows for the interim periods, have been included.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the Condensed Consolidated Statements of Operations, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows. Centerspace reclassified certain items within the disaggregated revenue table included in Note 2.
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
As of June 30, 2024 and December 31, 2023, restricted cash consisted of $1.1 million and $639,000, respectively, in escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended June 30, 2024 and 2023, rental income represented approximately 98.3% and 98.1% of total revenues, respectively, and included gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended June 30, 2024 and 2023, other property revenues represented the remaining 1.7% and 1.9% of total revenues, respectively, and were primarily driven by other fee income, which is typically recognized when earned, at a point in time. For the six months ended June 30, 2024 and 2023, rental income represented approximately 98.2% and 98.1% of total revenues, respectively. For the six months ended June 30, 2024 and 2023, other property revenues represented the remaining 1.8% and 1.9% of total revenues, respectively.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of June 30, 2024, was as follows:

(in thousands)
2024 (remainder)	$952
2025	1,989
2026	1,857
2027	1,575
2028	1,192
Thereafter	6,433
Total scheduled lease income - commercial operating leases	$13,998
REVENUES AND GAINS ON SALE OF REAL ESTATE
Revenue is recognized in accordance with the transfer of goods and services to customers at an amount that reflects the consideration to which the Company expects to be entitled for those goods and services.
Revenue streams that are included in revenues from contracts with customers include other property revenues such as application fees and other miscellaneous items. Centerspace recognizes revenue, for rental related items not included as a component of a lease, as earned.
The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2024 and 2023:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2024	2023	2024	2023
Fixed lease income - operating leases	Leases	$60,394	$60,528	$120,428	$123,701
Variable lease income - operating leases	Leases	3,558	3,017	6,845	6,517
Other property revenue	Revenue from contracts with customers	1,091	1,231	2,276	2,455
Total revenue		$65,043	$64,776	$129,549	$132,673
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three months ended June 30, 2024, the Company did not recognize a gain or loss on the sale of real estate and other investments, compared to a loss of $67,000 during the three months ended June 30, 2023. During the six months ended June 30, 2024, the Company recognized a loss of $577,000 on the sale of real estate and other investments, compared to a gain of $60.1 million during the six months ended June 30, 2023. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflects the average remaining term of in-place leases acquired, which are generally less than one year. During the three months ended June 30, 2024 and 2023, the Company recognized $37,000 and $49,000, respectively, of amortization expense related to intangibles. During the six months ended June 30, 2024 and 2023, the Company recognized $1.7 million and $893,000, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations.

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of June 30, 2024, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
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
During the three and six months ended June 30, 2024 and 2023, the Company recorded no impairment charges.
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
REAL ESTATE RELATED NOTES RECEIVABLE
The Company has a tax increment financing note receivable (“TIF”) with a principal balance of $5.4 million and $5.7 million at June 30, 2024 and December 31, 2023, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year.

In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum. As of June 30, 2024 and December 31, 2023, the Company had funded $14.7 million and $1.6 million of the mezzanine loan, respectively. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations within the property operating expenses, excluding real estate taxes line item. During the three months ended June 30, 2024 and 2023, total advertising expense was $742,000 and $744,000, respectively. During the six months ended June 30, 2024 and 2023, total advertising expense was $1.5 million and $1.4 million, respectively.
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
INVOLUNTARY CONVERSION OF ASSETS
During the three and six months ended June 30, 2024, Centerspace recognized $137,000 and $755,000, respectively, in additional casualty loss resulting from updated loss estimates from six separate insurance events at apartment communities. Any insurance funds received will be recognized when received in accordance with ASC 610-30.
In April 2023, a portion of an apartment community was destroyed by fire. The Company recorded a write-down of the apartment community asset, in accordance with ASC 610-30 on involuntary conversion of non-monetary assets, totaling $1.3 million with an offsetting insurance receivable recorded within other assets on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2024, the claim was settled for $1.6 million, including remediation and other operating expenses.
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
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 and 2023.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NUMERATOR
Net income (loss) attributable to controlling interests	$(1,296)	$(1,863)	$(5,201)	$41,708
Dividends to preferred shareholders	(1,607)	(1,607)	(3,214)	(3,214)
Numerator for basic income (loss) per share – net income (loss) available to common shareholders	(2,903)	(3,470)	(8,415)	38,494
Noncontrolling interests – Operating Partnership and Series E preferred units (1)	—	—	—	7,854
Dividends to Series D preferred unitholders (2)	—	—	—	320
Numerator for diluted income (loss) per share	$(2,903)	$(3,470)	$(8,415)	$46,668
DENOMINATOR
Denominator for basic income (loss) per share weighted average shares	14,972	14,949	14,947	14,987
Effect of redeemable operating partnership units	—	—	—	967
Effect of Series D preferred units	—	—	—	228
Effect of Series E preferred units	—	—	—	2,111
Effect of dilutive restricted stock units and stock options	—	—	—	20
Denominator for diluted income (loss) per share	14,972	14,949	14,947	18,313

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(0.19)	$(0.23)	$(0.56)	$2.57

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(0.19)	$(0.23)	$(0.56)	$2.55
(1)For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, the impact of Units and Series E preferred units was excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
(2)For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, dividends to preferred unitholders are excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
For the three months ended June 30, 2024, operating partnership units of 835,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs of 32,000, and performance-based RSUs of 41,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the three months ended June 30, 2023, operating partnership units of 965,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs and stock options of 24,000, and performance-based RSUs of 26,000 were excluded from the calculation of diluted income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the six months ended June 30, 2024, operating partnership units of 845,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs of 26,000, and performance-based RSUs of 41,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the six months ended June 30, 2023, performance-based RSUs of 26,000 were excluded from the calculation of diluted net income per share because they were anti-dilutive as including these items would have improved net income per share.
NOTE 4 • EQUITY AND MEZZANINE EQUITY
Operating Partnership Units. The Operating Partnership had 828,000 and 861,000 outstanding Units at June 30, 2024 and December 31, 2023, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2024 and 2023 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Net Book Basis
2024	16	$969
2023	6	$324

Six Months Ended June 30,
2024	33	$1,367
2023	10	$1,021
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.7 million Series E preferred units outstanding on June 30, 2024 and December 31, 2023. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.2048 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units have an aggregate liquidation preference of $170.4 million as of June 30, 2024. The holders of the Series E preferred units do not have voting rights.

	(in thousands)
	Number of Series E	Number of	Total
Three Months Ended June 30,	Preferred Units Redeemed	Common Shares Issued	Value
2024	8	9	$518
2023	7	9	$1,185

Six Months Ended June 30,
2024	21	25	$1,220
2023	20	25	$2,120
Common Shares and Equity Awards. Common shares outstanding on June 30, 2024 and December 31, 2023, totaled 15.1 million and 15.0 million, respectively. During the three and six months ended June 30, 2024, Centerspace issued approximately 9,723 and 13,465 common shares, respectively, with a total grant-date fair value of $584,000 and $1.0 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. During the three and six months ended June 30, 2023, Centerspace issued approximately 7,073 and 18,950 common shares, respectively, with a total grant-date fair value of $778,000 and $1.7 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace has an equity distribution agreement in connection with an at-the-market offering (“ATM Program”) through which it may offer and sell common shares having an aggregate sales price of up to $250.0 million, in amounts and at times determined by management. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the sale of common shares during the three and six months ended June 30, 2024 under the ATM Program. There were no sales of common shares under the ATM Program during the three and six months ended June 30, 2023. As of June 30, 2024, common shares having an aggregate offering price of up to $118.9 million remained available under the ATM Program.

	(in thousands, except per share amounts)

Three and Six Months Ended June 30,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2024	110	$7,561	$68.77
(1)Total consideration is net of $115,000 in commissions during the three and six months ended June 30, 2024.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had $4.7 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	—	$—	$—
2023	105	$5,696	$54.51

Six Months Ended June 30,
2024	88	$4,703	$53.62
2023	124	$6,718	$54.19
(1)Amount includes commissions.
Series C Preferred Shares. Series C preferred shares outstanding were 3.9 million shares at June 30, 2024 and December 31, 2023. The Series C preferred shares are nonvoting and redeemable for cash at $25.00 per share at Centerspace’s option. Holders of these shares are entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrue at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25.00 per share liquidation preference ($97.0 million liquidation preference in the aggregate).
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at June 30, 2024 and December 31, 2023. The Series D preferred units have a par value price of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year. The Series D preferred units have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $16.6 million. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at June 30, 2024 and December 31, 2023.

	(in thousands)
	June 30, 2024		December 31, 2023
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at June 30, 2024
Lines of credit (1)	$48,000	6.69%	$30,000	6.74%	1.25
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	6.13
Unsecured debt	348,000		330,000		5.45
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	7.06
Mortgages payable - other (3)(4)	389,149	4.05%	392,274	4.05%	5.27
Secured debt	587,999		591,124		5.88
Subtotal	935,999	3.62%	921,124	3.54%	5.72
Premiums and discounts, net	(608)		(1,134)
Deferred financing costs, net	(3,708)		(3,968)
Total debt	$931,683		$916,022
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 14 at June 30, 2024 and December 31, 2023.
(4)Interest rate is fixed.
As of June 30, 2024, 45 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (“Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of

June 30, 2024, there was $48.0 million outstanding on this line of credit, therefore the additional borrowing availability was $202.0 million. This unsecured credit facility matures in September 2025, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
The Secured Overnight Financing Rate (“SOFR”) is the benchmark alternative reference rate under the Facility. On July 26, 2024, the Unsecured Credit Facility was amended to extend the maturity of the facility to July 2028 and to modify the leverage-based margin rates applicable to borrowings. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of June 30, 2024.
Centerspace also has a $6.0 million operating line of credit. As of June 30, 2024 and December 31, 2023, there was no outstanding balance on this line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
Centerspace had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). The Company also has a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of June 30, 2024 and December 31, 2023.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of June 30, 2024 and December 31, 2023, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of June 30, 2024, Centerspace owned 14 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of June 30, 2024, the Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans. As of June 30, 2024 and December 31, 2023, the mortgage loans had a balance of $389.1 million and $392.3 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.

The aggregate amount of required future principal payments on lines of credit, notes payable, and mortgages payable as of June 30, 2024, was as follows:

(in thousands)
2024 (remainder)	$3,735
2025	84,290
2026	102,809
2027	48,666
2028	118,321
Thereafter	578,178
Total payments	935,999
Premiums and discounts, net	(608)
Deferred financing costs, net	(3,708)
Total	$931,683
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $690,000 will be reclassified as an increase to interest expense. As of June 30, 2024 and December 31, 2023 the Company had no remaining interest rate swaps.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of June 30, 2024 and 2023.

	(in thousands)
	Gain Recognized in OCI		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended June 30,	2024	2023		2024	2023
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(173)	$(159)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(370)	$(297)
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

Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets
Real estate related notes receivable	Other assets	$20,311	—	—	$20,311

December 31, 2023
Assets
Real estate related notes receivable	Other assets	$7,039	—	—	$7,039
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

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Six months ended June 30, 2024
Real estate related notes receivable	$20,311	$10	$563	$573
Six months ended June 30, 2023
Real estate related notes receivable	$5,666	$10	$133	$143
As of June 30, 2024 and December 31, 2023, Centerspace had investments totaling $2.1 million in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on our Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of June 30, 2024, the Company had total unfunded commitments of $950,000.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2024. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2023 consisted of real estate investments that were written-down to estimated fair value during the year ended December 31, 2023.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023, respectively, are as follows:

		(in thousands)
		June 30, 2024		December 31, 2023
	Balance Sheet Location	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$14,328	$14,328	$8,630	$8,630
Restricted cash	Restricted cash	$1,084	$1,084	$639	$639
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	$48,000	$48,000	$30,000	$30,000
Unsecured senior notes	Notes payable	$300,000	$251,290	$300,000	$252,108
Mortgages payable - Fannie Mae credit facility	Mortgages payable	$198,850	$165,681	$198,850	$168,555
Mortgages payable - other	Mortgages payable	$388,541	$362,309	$391,140	$367,080
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three and six months ended June 30, 2024 and 2023.
DISPOSITIONS
Centerspace did not dispose of any real estate during the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, Centerspace disposed of two apartment communities in two exchange transactions for an aggregate sales price of $19.0 million. During the six months ended June 30, 2023, Centerspace disposed of nine apartment communities, in four exchange transactions for an aggregate sales price of $144.3 million. The dispositions for the six months ended June 30, 2024 and 2023 are detailed below.
Six Months Ended June 30, 2024

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

NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information. The chief operating decision-makers evaluate each property’s operating results to make decisions about resources to be allocated and to assess performance and do not group the properties based on geography, size, or type for this purpose. The apartment communities have similar long-term economic characteristics and provide similar products and services to residents. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment. “All other” includes non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale. For the six months ended June 30, 2024, two sold apartment communities were reclassified from the multifamily segment to all other for all periods presented. For the six months ended June 30, 2023, nine sold apartment communities were reclassified from the multifamily segment to all other for all periods presented.
The members of the executive management team are the chief operating decision-makers. This team measures the performance of the reportable segment based on net operating income (“NOI”), a non-GAAP measure, which the Company defines as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other assets, impairment, depreciation, amortization, financing costs, property management overhead, casualty losses, loss on litigation settlement, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
The following tables present NOI for the three and six months ended June 30, 2024 and 2023, respectively, along with reconciliations to net income (loss) in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended June 30, 2024	Multifamily	All Other	Total
Revenue	$64,466	$577	$65,043
Property operating expenses, including real estate taxes	24,953	236	25,189
Net operating income	$39,513	$341	$39,854
Property management expense			(2,222)
Casualty loss			(510)
Depreciation and amortization			(25,714)
General and administrative expenses			(4,216)
Interest expense			(9,332)
Interest and other income			477
Net loss			$(1,663)

	(in thousands)
Three Months Ended June 30, 2023	Multifamily	All Other	Total
Revenue	$60,531	$4,245	$64,776
Property operating expenses, including real estate taxes	23,228	1,818	25,046
Net operating income	$37,303	$2,427	$39,730
Property management expense			(2,247)
Casualty loss			(53)
Depreciation and amortization			(24,371)
General and administrative expenses			(4,162)
Loss on sale of real estate and other investments			(67)
Loss on litigation settlement			(2,864)
Interest expense			(8,641)
Interest and other income			295
Net loss			$(2,380)

	(in thousands)
Six Months Ended June 30, 2024	Multifamily	All Other	Total
Revenue	$127,806	$1,743	$129,549
Property operating expenses, including real estate taxes	49,513	745	50,258
Net operating income	$78,293	$998	$79,291
Property management expense			(4,552)
Casualty loss			(1,330)
Depreciation and amortization			(52,726)
General and administrative expenses			(8,839)
Loss on sale of real estate and other investments			(577)
Interest expense			(18,539)
Interest and other income			817
Net loss			$(6,455)

	(in thousands)
Six Months Ended June 30, 2023	Multifamily	All Other	Total
Revenue	$119,971	$12,702	$132,673
Property operating expenses, including real estate taxes	47,753	6,216	53,969
Net operating income	$72,218	$6,486	$78,704
Property management expense			(4,815)
Casualty loss			(305)
Depreciation and amortization			(50,364)
General and administrative expenses			(11,885)
Gain on sale of real estate and other investments			60,092
Loss on litigation settlement			(2,864)
Interest expense			(18,960)
Interest and other income			344
Net income			$49,947

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2024, and December 31, 2023, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of June 30, 2024	Multifamily	All Other	Total
Segment assets
Property owned	$2,410,982	$17,308	$2,428,290
Less accumulated depreciation	(574,474)	(4,217)	(578,691)
Total real estate investments	$1,836,508	$13,091	$1,849,599
Cash and cash equivalents			14,328
Restricted cash			1,084
Other assets			34,414
Total Assets			$1,899,425

	(in thousands)
As of December 31, 2023	Multifamily	All Other	Total
Segment assets
Property owned	$2,381,461	$38,685	$2,420,146
Less accumulated depreciation	(524,364)	(6,339)	(530,703)
Total real estate investments	$1,857,097	$32,346	$1,889,443
Cash and cash equivalents			8,630
Restricted cash			639
Other assets			27,649
Total Assets			$1,926,361

NOTE 10 • COMMITMENTS AND CONTINGENCIES
Litigation.  Centerspace is involved in various lawsuits arising in the normal course of business and believes that such matters will not have a material adverse effect on the condensed consolidated financial statements.
Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claimed a retaining wall at one of its properties is causing water damage to the neighboring property. The claim was for damage to the property and monetary losses. During the three and six months ended June 30, 2023, the Company recorded a loss on litigation settlement of $2.9 million due to a trial judgement entered against the Centerspace. In November 2023, the claimant filed motions requesting additional interest on the judgment and trial costs. The claimant was awarded an additional $1.0 million in a judgment related interest and costs. The additional $1.0 million was a recognizable subsequent event for the year ended December 31, 2023 so was recorded as a loss during the year ended December 31, 2023. After the additional judgment, the claimant’s appeal was dismissed. The Company believes this matter is settled.
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
Unfunded Commitments. Centerspace has unfunded commitments of $950,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through June 30, 2024, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
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
Awards granted to trustees on May 20, 2024 consist of 8,611 time-based RSUs, which vest on May 20, 2025. These awards are classified as equity awards.
Share-Based Compensation Expense
Share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $733,000 and $590,000 for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively. On March 31, 2023, the Company accelerated the vesting of all unvested time-based RSUs and stock options in connection with the Separation Agreement with Mr. Decker. This resulted in the acceleration of share-based compensation expense for those awards resulting in an additional $737,000 in expense for the six months ended June 30, 2023.
NOTE 12 • SUBSEQUENT EVENTS
Through July 29, 2024, Centerspace issued approximately 431,000 common shares under its ATM Program 10b5-1 trading arrangement at an average net price per share of $68.50, totaling $29.6 million, net of commissions.
On July 26, 2024, Centerspace amended its Unsecured Credit Facility to extend the maturity date to July 26, 2028. The borrowing capacity remained at $250.0 million.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Report”), the audited financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on February 20, 2024, and the risk factors in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of June 30, 2024, we owned interests in 70 apartment communities consisting of 12,883 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.4 billion at June 30, 2024 and December 31, 2023.
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

Overview of the Three Months Ended June 30, 2024
•For the three months ended June 30, 2024, revenue increased by $267,000 or 0.4% to $65.0 million, compared to $64.8 million for the three months ended June 30, 2023, due to increased revenue from same-store and non-same-store communities, offset by decreased revenue from dispositions.
•Same-store revenues increased by 3.4% for the three months ended June 30, 2024, compared to the same period of the prior year, driving a 2.4% increase in same-store NOI compared to the same period of the prior year.
•We issued approximately 110,000 common shares for gross consideration of $7.7 million, or $7.6 million, net of commissions, and an average gross price of $69.82 per share under our at-the-market offering program (the “ATM Program”).
•Net loss was $0.19 per diluted share for the three months ended June 30, 2024, compared to net loss of $0.23 per diluted share for the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) applicable to common shares and Units for the three months ended June 30, 2024 decreased by $502,000 or 2.2% to $22.8 million compared to $23.3 million for the three months ended June 30, 2023. See the description of Core FFO on pages 30 and 31 and the reconciliation of net income (loss) available to common shareholders to FFO and Core FFO on page 32. This decrease was primarily due to decreased NOI from dispositions and increased casualty loss and interest expense, offset by increased NOI from same-store and non-same-store communities. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
Results of Operations
GAAP and Non-GAAP Financial Measures
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes and is reconciled to operating income below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by sales of real estate and other investments, impairment, depreciation, amortization, financing costs, property management expenses, casualty losses, loss on litigation settlement, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or in service for substantially all of the periods being compared, and, in the case of newly-constructed properties, have achieved a target level of physical occupancy of 90%. On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities and their contribution to net income (loss). We believe that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of communities are performing year-over-year. We use this measure to assess whether or not we have been successful in increasing NOI, raising average rental revenue, renewing the leases with existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store apartment communities are generally due to the addition of those properties to the real estate portfolio, and accordingly provide less useful information for evaluating ongoing operational performance of the real estate portfolio.
For the comparison of the six months ended June 30, 2024 and 2023, one apartment community was non-same-store. Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the six months ended June 30, 2024 and 2023, we disposed of two and nine apartment communities, respectively, consisting of 205 and 1,567 apartment homes, respectively.

Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Operating income	$7,192	$5,966	$1,226	20.5%	$11,267	$68,563	$(57,296)	(83.6)%
Adjustments:
Property management expenses	2,222	2,247	(25)	(1.1)%	4,552	4,815	(263)	(5.5)%
Casualty loss	510	53	457	*	1,330	305	1,025	*
Depreciation and amortization	25,714	24,371	1,343	5.5%	52,726	50,364	2,362	4.7%
General and administrative expenses	4,216	4,162	54	1.3%	8,839	11,885	(3,046)	(25.6)%
(Gain) loss on sale of real estate and other investments	—	67	(67)	(100.0)%	577	(60,092)	60,669	(101.0)%
Loss on litigation settlement	—	2,864	(2,864)	(100.0)%	—	2,864	(2,864)	(100.0)%
Net operating income	$39,854	$39,730	$124	0.3%	$79,291	$78,704	$587	0.7%

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three and six months ended June 30, 2024 and 2023.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenue
Same-store	$62,599	$60,531	$2,068	3.4%	$124,135	$119,971	$4,164	3.5%
Non-same-store	1,867	—	1,867	N/A	3,671	—	3,671	N/A
Other properties	577	663	(86)	(13.0)%	1,214	1,338	(124)	(9.3)%
Dispositions	—	3,582	(3,582)	(100.0)%	529	11,364	(10,835)	(95.3)%
Total	65,043	64,776	267	0.4%	129,549	132,673	(3,124)	(2.4)%
Property operating expenses, including real estate taxes
Same-store	24,416	23,228	1,188	5.1%	48,411	47,753	658	1.4%
Non-same-store	537	—	537	N/A	1,102	—	1,102	N/A
Other properties	236	189	47	24.9%	418	276	142	51.4%
Dispositions	—	1,629	(1,629)	(100.0)%	327	5,940	(5,613)	(94.5)%
Total	25,189	25,046	143	0.6%	50,258	53,969	(3,711)	(6.9)%
Net operating income(1)
Same-store	38,183	37,303	880	2.4%	75,724	72,218	3,506	4.9%
Non-same-store	1,330	—	1,330	N/A	2,569	—	2,569	N/A
Other properties	341	474	(133)	(28.1)%	796	1,062	(266)	(25.0)%
Dispositions	—	1,953	(1,953)	(100.0)%	202	5,424	(5,222)	(96.3)%
Total	$39,854	$39,730	$124	0.3%	$79,291	$78,704	$587	0.7%
Property management expenses	(2,222)	(2,247)	(25)	(1.1)%	(4,552)	(4,815)	(263)	(5.5)%
Casualty loss	(510)	(53)	457	*	(1,330)	(305)	1,025	*
Depreciation and amortization	(25,714)	(24,371)	1,343	5.5%	(52,726)	(50,364)	2,362	4.7%
General and administrative expenses	(4,216)	(4,162)	54	1.3%	(8,839)	(11,885)	(3,046)	(25.6)%
Gain (loss) on sale of real estate and other investments	—	(67)	67	(100.0)%	(577)	60,092	(60,669)	101.0%
Loss on litigation settlement	—	(2,864)	2,864	—	—	(2,864)	2,864	(100.0)%
Interest expense	(9,332)	(8,641)	691	8.0%	(18,539)	(18,960)	(421)	(2.2)%
Interest and other income	477	295	182	(61.7)%	817	344	473	137.5%
NET INCOME (LOSS)	$(1,663)	$(2,380)	$717	(30.1)%	$(6,455)	$49,947	$(56,402)	(112.9)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—	(320)	(320)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	561	712	(151)	21.2%	1,640	(7,854)	9,494	(120.9)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(34)	(35)	1	(2.9)%	(66)	(65)	(1)	1.5%
Net income (loss) attributable to controlling interests	(1,296)	(1,863)	567	(30.4)%	(5,201)	41,708	(46,909)	(112.5)%
Dividends to preferred shareholders	(1,607)	(1,607)	—	—	(3,214)	(3,214)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,903)	$(3,470)	$567	(16.3)%	$(8,415)	$38,494	$(46,909)	(121.9)%
(1)This is a Non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the reconciliation of Operating Income to Net Operating Income above. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
* Not a meaningful percentage.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2024	2023	2024	2023
Same-store	95.3%	95.2%	94.9%	95.0%
Non-same-store	96.7%	—	96.7%	—
Total	95.3%	95.2%	95.0%	95.0%
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

Number of Apartment Homes	as of June 30, 2024	as of June 30, 2023
Same-store	12,580	12,580
Non-same-store	303	—
Dispositions	—	917
Total	12,883	13,497
Same-store analysis.  Revenue from same-store communities increased 3.4% or $2.1 million in the three months ended June 30, 2024, compared to the same period in the prior year. The increase was attributable to 3.3% growth in average monthly revenue per occupied home for the three months ended June 30, 2024 and an increase of 0.1% in occupancy as weighted average occupancy increased from 95.2% in the three months ended June 30, 2023 to 95.3% for the three months ended June 30, 2024. Property operating expenses, including real estate taxes, at same-store communities increased by 5.1% or $1.2 million in the three months ended June 30, 2024, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $767,000, primarily due to increases in repairs and maintenance costs and administrative and marketing costs. Non-controllable expenses at same-store communities increased by $421,000, due to higher insurance premiums and real estate taxes. Same-store NOI increased by $880,000 to $38.2 million for the three months ended June 30, 2024 compared to $37.3 million in the same period of the prior year.
Revenue from same-store communities increased 3.5% or $4.2 million in the six months ended June 30, 2024, compared to the same period in the prior year. The increase was attributable to 3.6% growth in average monthly revenue per occupied home for the six months ended June 30, 2024 offset by a decrease of 0.1% in occupancy as weighted average occupancy decreased from 95.0% in the six months ended June 30, 2023 to 94.9% for the six months ended June 30, 2024. Property operating expenses, including real estate taxes, at same-store communities increased by 1.4% or $658,000 in the six months ended June 30, 2024, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $587,000, primarily due to increased compensation costs, repair and maintenance, and administrative and marketing expense, offset by lower utilities costs. Non-controllable expenses at same-store communities increased by $71,000, due to increased insurance premiums, offset by lower real estate taxes from successful real estate tax appeals. Same-store NOI increased by $3.5 million to $75.7 million for the six months ended June 30, 2024 compared to $72.2 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $1.9 million in the three months ended June 30, 2024, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $537,000. NOI at non-same-store communities increased by $1.3 million for the three months ended June 30, 2024 compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of an apartment community during the fourth quarter of the prior year.
Revenue from non-same-store communities increased by $3.7 million in the six months ended June 30, 2024, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $1.1 million. NOI at non-same-store communities increased by $2.6 million for the six months ended June 30, 2024 compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of an apartment community during the fourth quarter of the prior year.
Other properties and dispositions analysis. Revenue from dispositions decreased by $3.6 million while revenue from other properties decreased by $86,000 in the three months ended June 30, 2024, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $47,000 while such expenses decreased by $1.6 million for dispositions, compared to the same period in the prior year. NOI at other properties decreased by

$133,000 and NOI on dispositions decreased $2.0 million, compared to the same period in the prior year. We disposed of four apartment communities and associated commercial space in the third quarter of 2023 and two apartment communities in the first quarter of 2024.
Revenue from dispositions decreased by $10.8 million while revenue from other properties decreased by $124,000 in the six months ended June 30, 2024, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $142,000 while such expenses decreased by $5.6 million for dispositions, compared to the same period in the prior year. NOI at other properties decreased by $266,000 and NOI on dispositions decreased $5.2 million, compared to the same period in the prior year. We disposed of nine apartment communities in the first quarter of 2023, an additional four apartment communities and associated commercial space in the third quarter of 2023, and two apartment communities in the first quarter of 2024.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties was comparable at $2.2 million in the three months ended June 30, 2024 and 2023.
Property management expense, consisting of property management overhead and property management fees paid to third parties decreased by 5.5% to $4.6 million in the six months ended June 30, 2024, compared to $4.8 million in the same period of the prior year. The decrease is primarily due to fewer properties and a lower number of apartment homes due to dispositions.
Casualty loss. Casualty loss increased to $510,000 in the three months ended June 30, 2024, compared to $53,000 in the same period of the prior year. The increase is primarily due to increased claim activity that was not in the same period of the prior year combined with revised loss estimates from previous casualty events. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Casualty loss increased to $1.3 million in the six months ended June 30, 2024, compared to $305,000 in the same period of the prior year. The increase is primarily due to increased claim activity that was not in the same period of the prior year combined with revised loss estimates from previous casualty events. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization increased by 5.5% to $25.7 million in the three months ended June 30, 2024, compared to $24.4 million in the same period of the prior year, primarily attributable to an increase in depreciation on same-store and non-same-store apartment communities driven by the addition of an apartment community in the fourth quarter of the prior year along with value add and acquisition capital projects; offset by a decrease in depreciation from sold properties.
Depreciation and amortization increased by 4.7% to $52.7 million in the six months ended June 30, 2024, compared to $50.4 million in the same period of the prior year, primarily attributable to an increase in depreciation on same-store and non-same-store apartment communities driven by the addition of an apartment community in the fourth quarter of the prior year with in-place lease amortization along with value add and acquisition capital projects; offset by a decrease in depreciation from sold properties.
General and administrative expenses.  General and administrative expenses were comparable at $4.2 million in the three months ended June 30, 2024 and 2023. Compensation costs and consulting fees increased in the three months ended June 30, 2024 compared to the same period of the prior year. These increases were offset by lower legal expenses in the three months ended June 30, 2024 compared to the same period of the prior year due to a litigation settlement in the prior year that did not occur in the current quarter.
General and administrative expenses decreased by 25.6% to $8.8 million in the six months ended June 30, 2024, compared to $11.9 million in the same period of the prior year, primarily attributable to $3.2 million in severance and related costs from the CEO transition in the prior year that did not occur in the six months ended June 30, 2024 and legal expenses in the six months ended June 30, 2024 compared to the same period of the prior year due to a litigation settlement in the prior year that did not occur in the current quarter, offset by higher incentive compensation costs.
Gain (loss) on sale of real estate and other investments. There was no gain (loss) on sale of real estate and other investments in the three months ended June 30, 2024, compared to a loss of $67,000 in the same period of the prior year.
Gain (loss) on sale of real estate and other investments decreased to a loss of $577,000 in the six months ended June 30, 2024, compared to a gain of $60.1 million in the same period of the prior year. The decrease was primarily due to the sale of two apartment communities in the current period for a loss compared to the sale of nine apartment communities for a gain in the prior year. Refer to Note 8 in the Notes to the Condensed Consolidated Financial Statements.

Loss on Litigation Settlement. There was no loss on litigation settlement in the three and six months ended June 30, 2024, compared to a $2.9 million loss on litigation settlement for the three and six months ended June 30, 2023 due to a trial judgment against Centerspace for property damage and monetary losses to a neighboring property in the prior year that did not occur in the current year. Refer to Note 10 in the Condensed Consolidated Financial Statements.
Interest expense.  Interest expense increased by 8.0% to $9.3 million in the three months ended June 30, 2024, compared to $8.6 million in the same period of the prior year, primarily due to a higher mortgage interest resulting from the assumption of a mortgage in connection with an acquisition in the fourth quarter of the prior year.
Interest expense decreased by 2.2% to $18.5 million in the six months ended June 30, 2024, compared to $19.0 million in the same period of the prior year, primarily due to a higher rate term loan held during the prior year that was paid off prior to its original maturity date along with a lower average balance on our line of credit during the six months ended June 30, 2024 compared to the same period of the prior year, partially offset by an increase in mortgage interest.
Interest and other income. Interest and other income increased to $477,000 in the three months ended June 30, 2024, compared to $295,000 in the same period of the prior year. The increase was primarily due to interest income on a real estate related note receivable in the in the current period that did not exist in the same period of the prior year.
Interest and other income increased to $817,000 in the six months ended June 30, 2024, compared to $344,000 in the same period of the prior year. The increase was primarily due to interest income on a note receivable in the in the current period that did not exist in the same period of the prior year, offset by a decrease from interest received on escrow funds in the prior year that did not occur in the six months ended June 30, 2024.
Net income (loss) available to common shareholders. Net loss available to common shareholders increased to $2.9 million for the three months ended June 30, 2024, compared to a net loss of $3.5 million in the three months ended June 30, 2023.
Net loss available to common shareholders decreased to $8.4 million for the six months ended June 30, 2024, compared to a net income of $38.5 million in the six months ended June 30, 2023.
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
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income (loss) or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash flow needs, including our ability to service indebtedness or make distributions to shareholders.

Core Funds from Operations (“Core FFO”), a non-GAAP measure, is FFO adjusted for non-routine items or items not considered core to business operations. By further adjusting for items that are not considered part of core business operations, we believe that Core FFO provides investors with additional information to compare core operating and financial performance between periods. Core FFO should not be considered as an alternative to net income (loss) or as any other GAAP measurement of performance, but rather should be considered an additional supplemental measure. Core FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash flow needs, including the ability to service indebtedness or make distributions to shareholders. Core FFO is a non-GAAP and non-standardized financial measure that may be calculated differently by other REITs and that should not be considered a substitute for operating results determined in accordance with GAAP.
Net loss available to common shareholders for the three months ended June 30, 2024, increased to a net loss of $2.9 million compared to a net loss of $3.5 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended June 30, 2024, increased to $22.1 million compared to $20.2 million for the comparable period of the prior year, representing an increase of 9.9%. This FFO increase was primarily due to increased NOI from same-store communities and non-same-store communities, and a decrease from a litigation settlement in the prior year that did not occur in the current year, offset by decreased NOI from dispositions.
Net loss available to common shareholders for the six months ended June 30, 2024, decreased to a net loss of $8.4 million compared to net income of $38.5 million for the same period of the prior year. FFO applicable to common shares and Units for the six months ended June 30, 2024, increased to $43.0 million compared to $36.4 million for the comparable period of the prior year, representing an increase of 18.2%. This FFO increase was primarily due to increased NOI from same-store communities and non-same-store communities, and decreases in general and administrative expense related to the departure of Mark Decker, former CEO, and a litigation settlement in the prior year that did not occur in the current year, offset by decreased NOI from dispositions and an increase in casualty loss.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Funds from operations:
Net income (loss) available to common shareholders	$(2,903)	$(3,470)	$(8,415)	$38,494
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(561)	(712)	(1,640)	7,854
Depreciation and amortization	25,714	24,371	52,726	50,364
Less depreciation – non real estate	(82)	(89)	(167)	(180)
Less depreciation – partially owned entities	(25)	(19)	(49)	(38)
(Gain) loss on sale of real estate and other assets	—	71	577	(60,088)
FFO applicable to common shares and Units	$22,143	$20,152	$43,032	$36,406

Adjustments to Core FFO:
Non-cash casualty loss (recovery)	191	(52)	893	(39)
Interest rate swap amortization	173	159	370	297
Amortization of assumed debt	263	(116)	526	(232)
Severance and transition related costs	—	(19)	—	3,180
Loss on litigation settlement and associated trial costs(1)	—	3,201	37	3,201
Other miscellaneous items(2)	31	(22)	(11)	32
Core FFO applicable to common shares and Units	$22,801	$23,303	$44,847	$42,845

FFO applicable to common shares and Units	$22,143	$20,152	$43,032	$36,406
Dividends to Series D preferred unitholders	160	160	320	320
FFO applicable to common shares and Units - diluted	$22,303	$20,312	$43,352	$36,726

Core FFO applicable to common shares and Units	$22,801	$23,303	$44,847	$42,845
Dividends to Series D preferred unitholders	160	160	320	320
Core FFO applicable to common shares and Units - diluted	$22,961	$23,463	$45,167	$43,165

Per Share Data
Net income (loss) per common share - diluted(3)	$(0.19)	$(0.23)	$(0.56)	$2.55
FFO per share and Unit - diluted	$1.23	$1.11	$2.39	$2.01
Core FFO per share and Unit - diluted	$1.27	$1.28	$2.49	$2.36

Weighted average shares - basic	14,972	14,949	14,947	14,987
Effect of redeemable operating partnership Units for FFO and Core FFO	835	965	845	967
Effect of Series D preferred units for FFO and Core FFO	228	228	228	228
Effect of Series E preferred units for FFO and Core FFO	2,062	2,103	2,070	2,111
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	32	24	26	20
Weighted average shares and Units for FFO and Core FFO - diluted	18,129	18,269	18,116	18,313
(1)Consists of $37,000 in associated trial costs related to the litigation matter for the six months ended June 30, 2024. Consists of a $2.9 million loss on litigation settlement for a trial judgment entered against the Company and $340,000 in associated trial costs related to the litigation matter for the three and six months ended June 30, 2023
(2)Consists of (gain) loss on investments and pursuit costs.
(3)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income (loss) per share.
Acquisitions and Dispositions
During the six months ended June 30, 2024, we disposed of two apartment communities located in Minnesota in two transactions for an aggregate sales price of $19.0 million. We had no acquisitions during the six months ended June 30, 2024.
Distributions Declared
Distributions of $0.75 and $0.73 per common share and Unit were declared during the three months ended June 30, 2024 and 2023, respectively. Distributions of $1.50 and $1.46 were declared during the six months ended June 30, 2024 and 2023, respectively. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended June 30, 2024 and 2023 and $0.828125 per Series C preferred share for the six months ended June 30, 2024 and 2023. Distributions of

$0.9655 per Series D preferred unit were declared during the three months ended June 30, 2024 and 2023 and $1.931 per Series D preferred unit for the six months ended June 30, 2024 and 2023. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended June 30, 2024 and 2023 and $1.9375 per Series E preferred unit for the six months ended June 30, 2024 and 2023.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under the unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares, including offerings of common shares under the ATM Program, and long-term unsecured debt and secured mortgages.
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
As of June 30, 2024, we had total liquidity of approximately $222.3 million, which included $208.0 million available on the lines of credit based on the value of unencumbered properties and $14.3 million of cash and cash equivalents. As of December 31, 2023, we had total liquidity of approximately $234.6 million, which included $226.0 million available on the lines of credit based on the value of unencumbered properties and $8.6 million of cash and cash equivalents.
Debt
As of June 30, 2024, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility”). As of June 30, 2024, there was $48.0 million outstanding on this line of credit and additional borrowing availability was $202.0 million. At December 31, 2023, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $30.0 million was drawn on the line. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this credit facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or the daily or term Secured Overnight Financing Rate (“SOFR”), plus a margin that ranges from 120-180 basis points, with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended.
We also have a $6.0 million operating line of credit. As of June 30, 2024 and December 31, 2023, there was no balance outstanding on this line of credit. This operating line of credit is designed to enhance treasury management activities and more effectively manage cash balances. This operating line matures on September 30, 2024, with pricing based on SOFR.
We had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we issued $200.0 million in unsecured senior promissory notes (“unsecured senior notes”). We also have a separate note purchase agreement for the issuance of $125.0 million senior unsecured promissory notes, of which $25.0 million was issued under the private shelf agreement with PGIM. The following table shows the notes issued under both agreements as of June 30, 2024 and December 31, 2023.

	(in thousands)
	Amount	Maturity Date	Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, have varying maturity dates of 7, 10, and 12 years, and a blended, weighted average interest rate of 2.78%. As of June 30, 2024 and December 31, 2023, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding the FMCF and unamortized premiums and discounts, was $389.1 million and $392.3 million at June 30, 2024 and December 31, 2023, respectively, on 14 apartment communities. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This decreases the exposure to changes in interest rates, which reduces the effect of interest rate fluctuations on our results of operations and cash flows. As of June 30, 2024 and December 31, 2023, the weighted average interest rate on mortgage debt was 4.05%. Further information can be found in Note 5 - Debt in the Condensed Consolidated notes.
Equity
We have an equity distribution agreement in connection with the ATM Program through which we may offer and sell common shares having an aggregate gross sales price of up to $250.0 million, in amounts and at times determined by management. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. The table below provides details on the shares sold during the three and six months ended June 30, 2024. As of June 30, 2024, common shares having an aggregate offering price of up to $118.9 million remained available under the ATM Program. Further information can be found in Note 4 - Equity and Mezzanine Equity in the Condensed Consolidated notes.

	(in thousands, except per share amounts)
Three and Six Months Ended June 30,	Number of Common Shares	Net Consideration (1)	Average Net Price Per Share
2024	110	$7,561	$68.77
(1)Total consideration is net of $115 in commissions during the three and six months ended June 30, 2024.
We have a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of the our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The repurchases have no time limit and may be suspended or discontinued completely at any time. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, we had $4.7 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	—	$—	$—
2023	105	5,696	$54.51

Six Months Ended June 30,
2024	88	$4,703	$53.62
2023	124	6,718	$54.19
(1)Amount includes commissions.

Changes in Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2024, we had cash and cash equivalents of $14.3 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flow from operations, during the six months ended June 30, 2024, we generated capital from various activities, including:
•Receiving $18.3 million in net proceeds from the sale of two apartment communities;
•Receiving $18.0 million in net draws on the lines of credit;
•Receiving $7.4 million in net proceeds from the issuance of common shares; and
•Receiving $1.9 million in net insurance proceeds primarily due to one large casualty event that was settled.
During the six months ended June 30, 2024, we used capital for various activities, including:
•Funding of mezzanine loan of $13.1 million;
•Repaying $3.1 million of mortgage principal;
•Paying distributions on common shares, Series E preferred units, Units, and Series C preferred shares of $29.9 million;
•Repurchasing 87,722 common shares for $4.7 million; and
•Funding capital improvements for apartment communities of approximately $35.6 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2024, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 20, 2024 under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the six months ended June 30, 2024.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 30, 2024, May 31, 2024, and June 30, 2024 we issued 1,873, 1,085, and 270 unregistered common shares, respectively, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
April 1 - 30, 2024	—	$—	—	$4,713,230
May 1 - 31, 2024	—	—	—	4,713,230
June 1 - 30, 2024	—	—	—	4,713,230
Total	—	$—	—
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)On March 10, 2022, the board authorized a new $50.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Unsecured Credit Facility Amendment
On July 26, 2024, the Company’s primary unsecured credit facility (“Unsecured Credit Facility” or “Facility”), a revolving, multi-bank line of credit, with the Bank of Montreal serving as administrative agent, was amended, among other reasons, to extend the maturity of the facility to July 2028 and to modify the leverage-based margin rates applicable to borrowings. As amended, the facility matures in July 2028 and the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The foregoing description of the amendment to the Unsecured Credit Facility is not complete and is qualified in its entirety by reference to the full text of the amendment, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.
Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 1, dated May 9, 2024, to Equity Distribution Agreement dated September 10, 2021 between the Company and BMO Capital Markets Corp., BTIG, LLC, Jefferies LLC, Raymond James & Associates, Inc., BofA Securities, Inc., UBS Securities LLC, Piper Sandler & Co., and certain of their affiliates and agents (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2024).

10.2*
Third Amendment to Second Amended and Restated Credit Agreement and related Annex I attached thereto, by and among IRET Properties, a North Dakota Limited Partnership, as the Borrower, the Guarantors party thereto, the several financial institutions party thereto, as Lenders, and the Bank of Montreal, as Administrative Agent.

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: July 29, 2024