Form 10-K
period 2024-12-31
CENTERSPACE
filed 2025-02-18
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes   ☑   No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2024 was 1,013,604,175 based on the last reported sale price on the New York Stock Exchange on June 30, 2024. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 11, 2025, was 16,726,594.
References in this Report to the “Company,” “Centerspace,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of Centerspace’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

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
•pandemics or epidemics and any effects on our employees, residents, and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operations;
•the impact of conflicts in Ukraine and the Middle East, including sanctions imposed by the U.S. and other countries, on inflation, trade, and general economic conditions;
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
PART I
Item 1. Business
OVERVIEW
Centerspace (“we,” “us,” “our,” “Centerspace,” or the “Company”) is a real estate investment trust (“REIT”) organized under the laws of North Dakota that is focused on the ownership, management, acquisition, development, and redevelopment of apartment communities. Our current emphasis is on making operational enhancements that will improve our residents’ experience, redeveloping some of our existing apartment communities to meet current market demands, and acquiring new apartment communities in large, attractive markets, including the Minneapolis/St. Paul and Denver metropolitan areas.
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2024, we owned interests in 71 apartment communities, containing 13,012 homes and having a total real estate investment amount, net of accumulated depreciation, of $1.9 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
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
STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970 and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), and we conduct our daily business operations primarily through our operating partnership, Centerspace, LP (the “Operating Partnership”). The sole general partner of Centerspace, LP is Centerspace, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to Centerspace, LP, through Centerspace, Inc., in exchange for the sole general partnership interest in Centerspace, LP. Centerspace, LP holds substantially all of the assets of the Company. Centerspace, LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of limited partnership units (“Units”), which is one of the reasons the Company is structured in this manner. As of December 31, 2024, Centerspace, Inc. owned an 85.3% interest in Centerspace, LP. The remaining interest in Centerspace, LP is held by individual limited partners.
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
FINANCING AND DISTRIBUTIONS
To fund our investment and capital activities, we rely on a combination of issuance of common shares, preferred shares, Units in exchange for property, and borrowed funds. We regularly issue dividends to our shareholders and Unitholders. Each of these is described below.
At-the-Market Offering Program
We have an equity distribution agreement in connection with an at-the-market offering program (“ATM Program”). On September 9, 2024 we amended our equity distribution agreement to increase the maximum aggregate offering price of common shares available for offer and sale thereunder from $250.0 million to $500.0 million, in amounts and at times determined by management. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. During the year ended December 31, 2024, we issued 1.6 million common shares under the ATM Program at an average price of $71.66 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $112.0 million. As of December 31, 2024, we had common shares having an aggregate offering price of up to $262.9 million remaining available under the ATM Program.
Redemption of Series C Preferred Shares
On August 30, 2024, we delivered notice to holders of our Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, we completed the redemption of all the outstanding Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, which were $3.5 million in excess of the carrying value and are included in redemption of preferred shares on the Consolidated Statements of Operations. Such shares were no longer outstanding as of December 31, 2024. Series C preferred shares outstanding were 3.9 million at December 31, 2023. The Series C preferred shares were nonvoting and redeemable for cash at $25.00 at our option. Holders of these shares were entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrued at an annual rate of $1.65625, which is equal to 6.625% of the $25.00 per share liquidation preference.
Bank Financing and Other Debt
As of December 31, 2024, we owned 45 apartment communities that were not encumbered by mortgages and which were available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. Our line of credit has total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of December 31, 2024, the additional borrowing availability was $206.0 million beyond the $44.0 million drawn, priced at an interest rate of 5.81%. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings (as described below). As amended, this credit facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods, and has an accordion option to increase borrowing capacity up to $400.0 million.
The Secured Overnight Financing Rate (“SOFR”) is the benchmark alternative reference rate under the Facility. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at our option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. We believe we were in compliance with all such financial covenants and limitations as of December 31, 2024.
In September 2024, we entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2024, there was $3.4 million outstanding on this line of credit. We previously had a $6.0 million operating line of credit with Wells Fargo Bank, N.A. with pricing based on SOFR that matured on August 31, 2024. As of December 31, 2023, there was no outstanding balance on this line of credit.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also have a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, at a blended weighted average, fixed interest rate of 2.78%. As of December 31, 2024 and 2023, the FMCF had a balance of $198.9 million.
As of December 31, 2024, we owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.45% to 5.04%, and the mortgage loans have varying maturity dates from May 1, 2025, through February 1, 2037.

As of December 31, 2024, our ratio of total indebtedness to total gross real estate investments was 39.0%.
Issuance of Securities in Exchange for Property
Our organizational structure allows us to issue shares and Units of Centerspace, LP in exchange for real estate contributions. The Units generally are redeemable, at our option, for cash or common shares on a one-for-one basis. Generally, Units receive the same per unit cash distributions as the per share dividends paid on common shares.
Our Declaration of Trust, as amended (our “Declaration of Trust”), does not contain any restrictions on our ability to offer limited partnership Units of Centerspace, LP in exchange for property. As a result, any decision to do so is vested solely in our Board of Trustees.
In October 2024, we issued 190,000 Units as partial consideration for the acquisition of an apartment community located in Denver, Colorado.
We had 165,600 Series D preferred units outstanding as of December 31, 2024. Each Series D preferred unit has a par value of $100. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $16.6 million. The holders of the Series D preferred units do not have voting rights.
We had 1.6 million Series E preferred units outstanding as of December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units have an aggregate liquidation preference of $158.2 million. The holders of Series E preferred units do not have voting rights.
Distributions to Shareholders
The Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and to either distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership Units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the years ended December 31, 2024 and 2023 totaled approximately 67% and 68%, respectively, on a per share and Unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”
HUMAN CAPITAL
We strive to foster a great work environment and offer an exceptional experience through competitive pay, benefits, and training programs to our employees, who we refer to as team members. Our objective is to attract, develop, retain, and reward individuals with the talent and skills to help support our business objectives and make our communities home for our residents. As of December 31, 2024, we had 404 employees (374 full-time and 30 part-time) across multiple states.
Compensation and benefits. Our total rewards program includes competitive compensation, a robust benefits program including: paid leave, paid holidays, volunteer time, health and dental benefits, discounted rental rates on our apartments, employee assistance program, life insurance, 401(k) plan, tuition reimbursement and more. We take great pride in our pay for performance strategy where team members are aligned with overall company performance as well as specific performance metrics based on roles. Our annual performance management process invites team members to complete a self-evaluation along with their manager’s assessment. The results of these assessments are a component of the merit increase and pay for performance strategy. As of December 31, 2024, the average tenure of our team members was 4.27 years.
Environmental, Social, and Governance. As part of our ESG initiatives, we publish an annual ESG report detailing our efforts related to furthering our mission, including through providing corporate sponsorship in the communities which we serve, offering paid time off for team members to volunteer, training and compensation programs. During the year ended December 31, 2024, team members completed over 2,700 volunteer hours.
Training and development. Training our team members is important, and we facilitate that through a learning management system which allows us to provide custom training as well as utilize a library of multifamily focused courses specializing in customer service, sales, leadership, diversity, fair housing, safety, and cyber security. We partnered with Interplay Learning to bring a library of maintenance courses that provide immersive, hands-on learning using virtual reality to complete training designed for continuing education and onboarding. During the year ended December 31, 2024, team members completed approximately 24,700 training courses and attended 3,965 live training events.

Team member engagement. We conduct a team member engagement survey annually, where we encourage all team members to provide feedback on our performance. The survey and others conducted throughout the year allow team members to provide feedback anonymously. The results are discussed and presented within functional teams and company-wide.
Diversity, Equity, & Inclusion. We are committed to creating a culture that is inclusive, equitable, and diverse by fostering an environment where everyone can participate and everybody belongs. We are committed to becoming a better reflection of the world we live in and the communities we serve. We strive to develop enduring change by recognizing talent with different backgrounds and experiences with shared goals, and by nurturing an environment where every team member can bring their whole selves to work. It is through an active focus on policies, procedures, and best practices along with increased awareness and education. As of December 31, 2024, 74.5% of our team members self-identified as white, 7.7% as Hispanic and/or Latino, 5.7% as Black or African American, and 12.1% other ethnicities. As of December 31, 2024, 47.5% of our total team members, 66.6% of our senior management, and 50.0% of our Board of Trustees self-identified as female.
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
COMPETITION
There are numerous housing alternatives that compete with our apartment communities in attracting residents. Our apartment communities compete directly with other apartment communities, condominiums, and single-family homes in the areas in which our properties are located. If the demand for our apartment communities is reduced or competitors develop or acquire competing housing, rental and occupancy rates may decrease, which could have a material adverse effect on our business. Additionally, we compete with other real estate investors, including REITs, to acquire properties. This competition affects our ability to acquire properties we want to add to our portfolio and the cost of those acquisitions. See Item 1A. Risk Factors - “Competition could limit our ability to acquire attractive investment opportunities and could increase the costs of those opportunities, which may adversely affect our profitability and impede our growth.”
GOVERNMENT REGULATION
See the discussion under the caption “Risks Related to Our Properties and Operations -- We may face opposition from governmental authorities or third parties alleging that our activities are anti-competitive” in Item 1A, Risk Factors, for information concerning the potential effects of compliance with anti-trust regulations. We may be responsible for potential liabilities under environmental laws” in Item 1A, Risk Factors, for information concerning the potential effects of environmental matters on our business, “Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies” in Item 1A, Risk Factors, for information concerning the potential effects of compliance with disabled persons and other safety regulations on our business, “Changes in federal or state laws and regulations relating to climate change could increase our costs, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue” in Item 1A, Risk Factors, for information concerning the potential effects of climate change regulation on our business, “Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs” in Item 1A. Risk Factors, for information concerning the potential costs associated with zoning and permitting regulations, and “Multifamily residential properties may be subject to rent stabilization regulations and other restrictions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts” in Item 1A. Risk Factors for information concerning potential rent control regulations.

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
Risks Related to Our Properties and Operations
We depend on residents for rental payments, which accounts for most of our revenue, and low occupancy rates or lease terminations could reduce our revenues from rents. The value of our properties and our ability to make distributions depend on the ability of our residents to generate enough income to pay their rents on time. The success of our properties depends on the occupancy levels, rental income and operating expenses of our properties and our business. Residents’ inability to timely or fully pay their rents may be impacted by their employment prospects and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make their required lease payments. If residents default on their leases or fail to renew their leases, we may be unable to re-lease the property for the rent previously received. Our apartment leases are generally for a term of 12 months or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation, as our leases allow for adjustments in the rental rate at the time of renewal, which may enable us to seek increases. However, because these leases generally allow residents to leave at the expiration of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Furthermore, we may be unable to increase rents, whether due to market conditions or applicable law, at a rate consistent with inflation. In addition, we may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to shareholders and may also cause the value of our common shares to decline.
Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition. Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, and the effects of governmental initiatives to manage economic conditions. The current conflicts in Ukraine and the Middle East, resulting sanctions and related countermeasures by the United States and other countries, could lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could weaken our operations and financial performance. Any development or escalation of these conflicts, or any new conflicts, including those resulting from the policies of the U.S. Presidential Administration, could significantly affect worldwide political stability and cause turmoil in the capital markets and generally in the global financial system. Additionally, geopolitical and macroeconomic consequences of these events cannot be predicted but could severely impact the world economy.
There is also substantial uncertainty surrounding tariffs and international trade relations, and it is difficult for us to predict future trade measures and the impact they will have on our business and operations. In early 2025, the new Administration imposed and threatened additional tariffs on imports from various countries. In response, some of these countries imposed and threatened additional tariffs on imports from the U.S. How long current tariffs will remain in place, and whether the new Administration will enact the threatened tariffs or impose entirely new ones is uncertain. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced spending on housing, limits on trade with the U.S. or other potentially adverse economic outcomes.
The occurrence of any of these could cause current or potential residents to delay or decrease spending on housing as their budgets are impacted by economic or political conditions. The inability of current and potential residents to pay market rents may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.
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
•increases in operating costs, including real estate taxes, state and local taxes, insurance premiums and other expenses, utilities, and security costs, many of which remain constant when circumstances reduce revenues from a property;
•increases in compensation costs due to the tight labor market in many markets in which we operate;
•our ability to provide adequate maintenance for our apartment communities;
•our ability to provide adequate insurance on our apartment communities; and
•changes in tax laws and other government regulations that could affect the value of REITs generally or our business in particular.
Our property acquisition activities may not produce the cash flows expected and could subject us to various risks that could adversely affect our operating results. We have acquired and intend to continue to pursue the acquisition of apartment communities, but the success of our acquisition activities is subject to many risks, including the following:
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
•we may be subject to unknown liabilities from acquired properties, with either no or limited recourse against prior owners or other third parties; and
•we may be unable to efficiently integrate new acquisitions into our existing operations.
We may be unable to acquire or develop properties and expand our operations into new or existing markets successfully. We intend to explore acquisitions or developments of properties in new and existing geographic markets. Acquiring or developing new properties and expanding into new markets introduces several risks, including, but not limited to, the following:
•we may be unable to identify suitable properties or other assets that meet our acquisition or development criteria or in consummating acquisitions or developments on satisfactory terms, or at all;
•we may be unable to maintain consistent standards, controls, policies, and procedures, or realize the anticipated benefits of the acquisitions within our expected time frame, or at all;
•acquisitions and divestitures could divert our attention from our existing properties and could cause us to lose key employees or be unable to attract highly qualified new employees;
•unfamiliarity with the dynamics and prevailing market conditions or local government or permitting procedures of any new geographic markets could adversely affect our ability to successfully expand into or operate within those markets or cause us to become more dependent on third parties in new markets because of our inability to directly and efficiently manage and otherwise monitor new properties in new markets;
•we may make assumptions about the expected future performance of acquired properties, including expected occupancy, rental rates, and cash flows, that prove to be inaccurate; and
•we may improperly estimate the costs of repositioning or redeveloping an acquired property.
We also may abandon opportunities to enter new markets that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.
We depend on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors. Substantially all of our investments are concentrated in the multifamily housing sector. As a result, we are subject to risks inherent in investments in a single asset class. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our business and results of operations or on the value of our assets than if we were more diversified in our investments into more than one asset class.

Our operations are concentrated in certain regions of the United States, and we are subject to general economic conditions in the regions in which we operate. Our overall operations are concentrated in the Midwest and Mountain West regions of the United States. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions, and competition from other communities and alternative forms of housing. In particular, our performance is influenced by job growth, wage growth, and unemployment rates in the areas in which we operate. If economic conditions, job growth, wage growth, and unemployment in any of these markets deteriorate or any of these areas experience natural disasters or more pronounced effects of climate change, the value of our portfolio, our results of operations, and our ability to make payments on our debt and to make distributions could be adversely affected.
Our business depends on our ability to continue to provide high quality housing and consistent operation of our apartment communities, the failure of which could adversely affect our business and results of operations. Our business depends on providing our residents with quality housing and reliable services, including utilities, along with the consistent operation of our communities and their associated amenities, including covered parking, swimming pools, clubhouses with fitness facilities, playground areas, and other similar features. We may be required to undertake significant capital expenditures to renovate or reconfigure our communities in order to attract new residents and retain existing residents. The delayed delivery, material reduction, or prolonged interruption in any of these services may cause our residents to terminate their leases, may lead to the reduction of rents, and may increase our costs. In addition, we may fail to provide quality housing and continuous access to amenities as a result of other factors, including mechanical failure, power failure, inclement weather, physical or electronic security breaches, vandalism or acts of terrorism, or other similar events. Any of these issues could cause our residents to terminate or fail to renew their leases, could expose us to additional costs or liability claims, and could damage our reputation, any of which could impact our ability to provide quality housing and consistent operation of our apartment communities, which in turn could materially affect our business and results of operations.
Inflation and price volatility in the global economy could hurt our business and results of operations. During the past several years, inflation in the United States rose to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could harm our business by increasing our operating costs and our borrowing costs, as well as decreasing the capital available to our residents and prospective residents who wish to rent in our communities. Although we believe that we could increase rent to combat inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents, which could adversely affect our results of operations. We may also be limited by law in our ability to increase rents. See “Multifamily residential properties may be subject to rent stabilization regulations and other restrictions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.” See “Adverse changes in taxes and other laws may affect our liabilities relating to our properties and operations.”
Catastrophic weather, natural events, and climate change could adversely affect our business. Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, flooding, tornadoes, or other severe or inclement weather. These natural events could cause damage or losses that may be greater than insured levels. If a loss occurs in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as future revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community.
If climate change causes an increase in catastrophic weather events, such as severe storms, fires, or floods, our properties may be susceptible to an increased risk of weather-related damage. In addition, we may experience extreme weather conditions and prolonged changes in precipitation and temperature, all of which could cause physical damage to, and a decrease in demand for, our apartment communities located in these areas. If the effect of any such climate change were to be material, or occur for a long time, our business may be adversely affected.
Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, cyber, extended coverage, and other insurance covering our properties and our business at levels that we believe to be adequate and comparable to coverage customarily obtained by others in our industry. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses, or our level of coverage may not remain available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms. We also do not maintain coverage for certain catastrophic events like hurricanes and earthquakes because the cost of such insurance is deemed by management to be higher than the risk of loss due to the location of our properties. In most cases, we have to renew our insurance policies annually and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. In addition, a reduction of the number of insurance providers or the unwillingness of existing insurance providers to write insurance for multifamily properties may reduce the potential availability and cost for obtaining insurance on our properties. Any material increases in insurance rates or decrease in available coverage in the future could adversely affect our results of operations.
Changes in federal or state laws and regulations relating to climate change could increase our costs, including capital expenditures to improve the energy efficiency of our existing communities or new development communities without a corresponding increase in revenue. Among other things, “green” building codes may seek to reduce emissions and other environmental impacts through the imposition of standards for design, construction materials, water and energy usage and efficiency and waste management. The imposition of such requirements in the future, including the imposition of new energy efficiency standards or requirements relating to resistance to inclement weather, could increase the costs of maintaining or improving our properties without a corresponding increase in revenue, thereby adversely impacting our financial condition or results of operations. The effect of climate change also may increase the cost of, or make unavailable, property insurance or other hazard insurance on terms we find acceptable or necessary to adequately protect our properties.
Multifamily residential properties may be subject to rent stabilization regulations and other restritctions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts. Rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and otherwise charge residents fees and pass through new or increased operating costs to our residents. There has been a recent increase in municipalities and other local governments, including those in which we own properties, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. In addition, the multifamily housing industry has faced increased scrutiny over fees charged to residents. In January 2025, the Federal Trade Commission filed a lawsuit against the nation’s largest landlord for deceiving consumers about rent prices by charging “numerous mandatory fees” in addition to monthly rent. These restrictions, initiatives, government enforcement actions and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations would limit our ability to charge market rents and fees, increase rents, evict residents, or recover increases in our operating expenses and could reduce the value of our multifamily properties or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances reduce rental income from the community. Furthermore, such regulations may impair our ability to attract higher-paying residents to such multifamily properties.
We may face opposition from governmental authorities or third parties alleging that our activities are anti-competitive. The residential real estate industry has recently faced increased scrutiny from regulators claiming that certain market tools employed by property owners to evaluate market rents leads to anti-competitive behavior. In January 2025, the U.S. Justice Department and the Attorneys General for several states filed complaints against six of the nation’s largest landlords alleging that those landlords committed antitrust violations by participating in algorithmic pricing schemes that harmed renters. Although we were not a party to the lawsuit, we cannot assure you that we will not face a similar inquiry. If we were to face such a lawsuit or investigation, we may have to spend a significant amount of time and expense to respond and could be required to pay penalties or settle such claims. In addition, we may be forced to abandon certain tools we use to evaluate rental markets, forego certain acquisitions, or dispose of one or more of our properties. Any increased oversight and regulation or new laws could increase our compliance expenses, restrict or curtail certain of our operating activities, and increase the risk of third-party litigation. Any of the foregoing could have an adverse impact on our results of operations.
Competition could limit our ability to acquire attractive investment opportunities and could increase the costs of those opportunities, which may adversely affect our profitability and impede our growth. We compete with many kinds of institutions, including other REITs, private partnerships, individuals, pension funds, and banks in attracting residents and finding investment opportunities. Many of these institutions are active in the markets in which we invest and have greater financial and other resources than we do, including access to capital on more favorable terms. Our apartment communities compete directly with other multifamily apartment communities, single-family homes, condominiums, and other short-term rentals. This competition could increase prices for properties of the type we may pursue. As a result, we may be unable to acquire attractive apartment communities at desirable prices, or at all, which could adversely affect our profitability and impede our growth.
Because real estate investments are relatively illiquid and various other factors limit our ability to dispose of assets, we may be unable to sell properties when appropriate. We may have limited ability to change our portfolio of properties quickly in response to our strategic plan and changes in economic or other conditions, the prohibitions under the federal income tax laws on REITs holding property for sale, and related regulations may affect our ability to sell properties. In some cases, the Code imposes penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. Our ability to dispose of assets also may be limited by constraints on our ability to use disposition proceeds to make acquisitions on financially attractive terms. Some of our properties were acquired using limited partnership Units of

Centerspace, LP, our operating partnership, and are subject to certain tax-protection agreements that restrict our ability to sell these properties in transactions that would create current taxable income to the former owners. As a result, we are motivated to structure the sale of these assets as tax-free exchanges, the requirements of which are technical and may be difficult to achieve.
Inability to manage growth effectively may adversely affect our operating results. We have experienced significant growth at various times in the past and may do so in the future, mainly through the acquisition of additional real estate properties. Effective management of rapid growth presents challenges, including:
•the need to expand our management team and staff;
•the need to enhance internal operating systems and controls; and
•the ability to consistently achieve targeted returns on individual properties.
We may be unable to maintain similar rates of growth in the future or manage our growth effectively.
Adverse changes in taxes and other laws may affect our liabilities relating to our properties and operations. Increases in real estate taxes, including recent property tax increases in several of the markets in which we operate, and service and transfer taxes may adversely affect our cash available for distributions and our ability to service our debt. Similarly, changes in laws that increase the potential liability for environmental conditions or that affect development, construction, and safety requirements may result in significant unanticipated costs. Future enactment of rent control or rent stabilization laws or other laws regulating apartment communities may reduce rental revenues or increase operating costs. See “Multifamily residential properties may be subject to rent stabilization regulations and other restrictions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.” The Inflation Reduction Act of 2022 may also increase our tax burden. See “Legislative or regulatory actions affecting REITs could have an adverse effect on us or our shareholders.”
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
We may be unable to attract and retain qualified employees. Strong economic growth in recent years has created a tight labor market in many markets in which we operate, and we depend on employees at our apartment communities to provide attractive homes for our residents. Further, inflation may necessitate increasing employee wages and salaries to retain our employees. The loss of key personnel at these apartment communities, or the inability or cost of replacing such personnel at such communities, could hurt our business and results of operations.
We face risks associated with cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks, and services. We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions around the world have increased. In the normal course of business, we and our service providers (including service providers engaged in providing web hosting, property management, leasing, accounting and payroll software/services) collect and retain certain personal information provided by our residents, employees, and vendors. We also rely extensively on computer systems to process transactions and manage our business.
Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target. In some cases, these breaches are designed to be undetected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, thereby making it impossible to entirely mitigate this risk. The risk of a breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased because of the rise in new technologies and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence.

The costs of mitigating cybersecurity risks are significant and are likely to increase in the future. These costs include, but are not limited to, retaining services of cybersecurity experts, maintaining insurance, compliance costs arising out of existing and future cybersecurity, data protection, privacy laws, regulations, and related reporting obligations, and costs related to maintaining data backups and other damage-mitigation services.
We previously suffered a ransomware attack on our information technology systems. The incident did not have a material impact on our business, operations, or financial results. However, despite every measure we take to address cybersecurity matters, and although we have not experienced any material losses relating to any cyber-attack, we cannot assure you that we will not suffer losses related to cyber-attacks in the future.
Security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer. Information security risks for data privacy have generally increased in recent years because of the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In the ordinary course of our business we acquire and store sensitive, private data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees, our unitholders and third-party service providers in our offices and on our networks and website and on third-party provider networks. We may share some of this information with service providers who assist us with certain aspects of our business. The secure processing and maintenance of this information is critical to our operations and business and growth strategies. While we and our service providers employ a variety of data security measures to protect confidential information on our systems and periodically review and improve our data security measures, we cannot provide assurance that we or our service providers will be able to prevent unauthorized access to this personal information, that our efforts to maintain the security and integrity of the information that we and our service providers collect will be effective, or that attempted security breaches or disruptions would not succeed or be damaging. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could lead to legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation. In addition, a security breach could require that we expend significant additional resources to repair and enhance our information security systems. Furthermore, we could experience material harm to our financial condition, cash flows, and the market price of our common shares, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation, and damage to our stakeholder relationships.
We may be responsible for potential liabilities under environmental laws. Under various federal, state and local laws, ordinances, and regulations, we, as a current or previous owner or operator of real estate, may be liable for the costs of removal or remediation of hazardous or toxic substances in, on, around, or under that property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly remediate any property containing these substances, may adversely affect our ability to sell or rent the affected property or to borrow funds using the property as collateral. In arranging for the disposal or treatment of hazardous or toxic substances, we also may be liable for the costs of removal or remediation of these substances at that disposal or treatment facility, whether or not we own or operate the facility. In connection with our current or former ownership (direct or indirect), operation, management, development, and control of real properties, we may be potentially liable for removal or remediation costs for hazardous or toxic substances at those properties, as well as certain other costs, including governmental fines and claims for injuries to persons and property. Although we are unaware of any such claims associated with our existing properties that would have a significant adverse effect on our business, potential future costs, and damage claims may be substantial and could exceed any insurance coverage we may have for such events or such coverage may not exist. The presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell, or rent the affected property. Some environmental laws create or allow a government agency to impose a lien on the impacted property in favor of the government for damages and costs it incurs as a result of responding to hazardous or toxic substances.
Environmental laws also govern the presence, maintenance, and removal of asbestos, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos; notify and train those who may come into contact with asbestos; and undertake special precautions if asbestos would be disturbed during renovation or demolition of a building. Indoor air quality issues may also require special investigation and remediation. These air quality issues can result from inadequate ventilation, chemical contaminants from indoor or outdoor sources, or biological contaminants such as molds, pollen, viruses, and bacteria. Asbestos or air quality remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s residents, or require rehabilitation of an affected property.
It is generally our policy to obtain a Phase I environmental study on each property that we seek to acquire. A Phase I environmental study generally includes a visual inspection of the property and the surrounding areas, an examination of current and historical uses of the property and the surrounding areas, and a review of relevant state and federal documents but does not involve invasive techniques such as soil and ground water sampling. If the Phase I indicates any possible environmental problems, our policy is to order a Phase II study, which involves testing the soil and ground water for actual hazardous substances. However, Phase I and Phase II environmental studies, or any other environmental studies undertaken with respect to any of our current or future properties, may not reveal the full extent of potential environmental liabilities. We currently do not carry insurance for environmental liabilities. Any environmental liability we encounter could hurt our results of operations and financial condition.
Expanding social media usage could present new risks. The use of social media could cause us to suffer broad reputational damage. Negative posts or comments about us through social media, whether by residents or prospective residents, could damage our reputation or that of our apartment communities, whether or not such claims or posts are valid, which in turn could adversely affect our business and results of operations. Similarly, disclosure of any non-public sensitive information relating to our business or our residents or prospective residents could damage our reputation, our business, or our results of operations. The continuing evolution of social media will present us with new and ongoing challenges and risks, the effects of which we cannot predict.
Risks related to properties under development, redevelopment, or newly developed properties may adversely affect our financial performance. We may be unable to obtain, or may suffer delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could lead to increased costs or abandonment of projects. We may be unable to obtain financing on favorable terms, or at all, and we may be unable to complete lease-up of a property on schedule. The resulting time required for development, redevelopment, and lease-up means that we may have to wait years for significant cash returns.
Complying with zoning and permitting law may affect our acquisition, redevelopment, and development costs. We face risks associated with zoning and permitting of our communities, most of which are governed by municipal, county, and state regulations. We may be liable for costs associated with bringing communities into compliance and may face costs or delays when seeking approvals for redevelopment or development projects within our portfolio. Some regulations related to zoning or permitting allow governmental entities to discontinue operations if violations are left uncured, which would significantly impact our business. Although we are not aware of any non-compliance at our communities, any failure to comply could have a significant adverse effect on our business.
Future cash flows may be insufficient to ensure recoverability of the carrying value of our real estate assets. We periodically evaluate the recoverability of the carrying value of our real estate assets under United States generally accepted accounting principles (“GAAP”). Factors considered in evaluating impairment of our real estate assets held for investment include recurring net operating losses and other significant adverse changes in general market conditions that are considered permanent. Generally, a real estate asset held for investment is not considered impaired if the estimated undiscounted future cash flows of the asset over its estimated holding period exceed the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of these assets require the judgment of management. If we cannot recover the carrying value of our real estate assets, our results of operations could suffer.
Complying with laws benefiting disabled persons or other safety regulations and requirements may affect our costs and investment strategies. Federal, state, and local laws and regulations designed to improve disabled persons’ access to and use of buildings, including the Americans with Disabilities Act of 1990, may require modifications to, or restrict renovations of, existing buildings that may require unexpected expenditures. These laws and other safety regulations may require us to add structural features to buildings under construction. Legislation or regulations that may be adopted in the future may impose further burdens or restrictions on us with respect to improved access to, and use of these buildings by, disabled persons. Noncompliance could cause the imposition of fines by government authorities or the award of damages to private litigants. The costs of complying with these laws and regulations may be substantial, and limits or restrictions on construction, or the completion of required renovations, may limit the implementation of our investment strategy or reduce overall returns on our investments.
Risks related to joint ventures may adversely affect our financial performance and results of operations. We have entered into, and may continue to enter into, partnerships or joint ventures with other persons or entities. Joint venture investments involve risks that may not be present with other methods of ownership, based on the financial condition and business interests of our partners, which are beyond our control and which may conflict with our interests.
Sometimes, we and our partner have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction. Our ability to acquire our partner’s interest may be limited if we lack sufficient cash, available borrowing capacity, or other capital resources. In such event, we may have to sell our interest in the joint venture when we would otherwise prefer to retain it. Joint ventures may require us to share decision-making authority with our partners, which could limit our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval, such as the sale, acquisition, or financing of a property. These risks may hinder our ability to operate in accordance with our strategic plan, which could harm our results of operations.
The COVID-19 pandemic affected our business in the past, and the potential future outbreak of other highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects, and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders. The COVID-19 pandemic had, and any future pandemic may have, an impact on our financial condition, results of operations, and cash flows, as well as an adverse effect our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The effects of any such outbreak are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the epidemic, pandemic, or other outbreak, the actions taken to contain it or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures. Global outbreaks of infectious diseases may also exacerbate certain of the other risks described in this “Risk Factors” section.
Risks Related to Our Indebtedness and Financings
Our inability to renew, repay, or refinance our debt may prompt losses. We incur considerable debt in the ordinary course of our business and in connection with acquisitions of real properties. Because we have a limited ability to retain earnings as a result of the REIT distribution requirements, we will generally have to refinance debt that matures with new debt or equity. We are subject to the normal risks associated with debt financing, including the risks that:
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
These risks increase when credit markets are tight and interest rates are high. In general, when the credit markets are tight, we may encounter resistance from lenders when we seek financing or refinancing for properties or proposed acquisitions, and the terms of such financing or refinancing are likely to be less favorable to us than the terms of our current indebtedness.
We anticipate that we will need to refinance a significant portion of our outstanding debt as it matures. We cannot guarantee that any refinancing of debt with other debt will be possible on terms that are favorable or acceptable to us. If we cannot refinance, extend, or pay principal payments due at maturity with the proceeds of other capital transactions, our cash flows may not be sufficient in every year to repay debt as it matures. If we cannot refinance our indebtedness on acceptable terms, or at all, we may be forced to dispose of one or more properties on disadvantageous terms, which may lead to losses. These losses could have a significant adverse effect on our business, our ability to make distributions to our shareholders, and our ability to pay amounts due on our debt. If a property is mortgaged to secure payment of indebtedness and we cannot meet mortgage payments or refinance the debt at maturity, the mortgagor could foreclose upon the property, appoint a receiver, and receive an assignment of rents and leases or pursue other remedies, including taking ownership of the property, all with a consequent loss of revenues and asset value. Foreclosures also could affect our ability to obtain new debt and could create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Code and impeding our ability to obtain financing for our other properties.
Restrictive covenants in our debt agreements may limit our operating and financial flexibility, and our inability to comply with these covenants could have significant implications. Our indebtedness, which at December 31, 2024 totaled outstanding borrowings of approximately $966.6 million, contains significant restrictions and covenants. These restrictions and covenants include financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to total asset value, among others and certain non-financial covenants. These may limit our ability to make future investments and dispositions, add incremental secured and recourse debt, and add overall leverage. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the terms of our indebtedness would permit the lenders to accelerate indebtedness under effected agreements, which would include agreements that contain cross-acceleration provisions with respect to other indebtedness.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt. As of December 31, 2024, 26 of our properties were encumbered by mortgages. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by property may prompt foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hurt our ability to meet the distribution requirements applicable to REITs under the Code.
Conditions in the capital and credit markets, including higher interest rates, may adversely affect our access to various sources of capital or financing and the cost of capital, which could affect our business activities and earnings. In periods when the capital and credit markets experience significant volatility, the amounts, sources, and cost of capital available to us may be adversely affected. If sufficient sources of external financing are unavailable to us on cost effective terms, we could be forced to limit our acquisition, development, and redevelopment activities or take other actions to fund our business activities and repay our debt, such as selling assets. If we are able and choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing), our earnings per share and cash flow could be adversely affected.
We have incurred, and may in the future incur, additional indebtedness that bears interest at a variable rate. We also have an Unsecured Credit Facility that bears interest at variable rates based on amounts drawn. An increase in interest rates would increase our interest expense and increase the cost of refinancing existing debt and issuing new debt, which would adversely affect our cash flow and ability to make distributions to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could have to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments. The effect of prolonged interest rate increases could adversely impact our ability to make acquisitions and develop properties. The potential for rising interest rates could limit our ability to refinance portions of our fixed-rate indebtedness when it matures and would increase our interest costs. As a result, any increase in interest rates could reduce the cash available for distribution to shareholders.
Financial and real estate market disruptions could adversely affect the multifamily property sector’s ability to obtain financing from Fannie Mae and Freddie Mac, which could adversely impact us. The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) are major sources of financing for the multifamily housing sector, and both have historically experienced losses due to credit-related expenses, securities impairments, and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, we could lose, in part or completely, a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily housing sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets. In addition, any phase-out of Fannie Mae and Freddie Mac, change in their mandates, or reduction in government support for apartment communities generally could result in adverse changes to interest rates, capital availability, development of additional apartment communities, and the value of these communities. All of the foregoing could materially adversely affect our financial condition, results of operations and ability to make distributions to our investors.
We hold a portion of our cash and cash equivalents in deposit accounts that could be adversely affected if the financial institutions holding such deposits fail. We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000. As a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We do not have any bank accounts, loans to or from, or any other amounts due to or from any recently failed financial institution, nor have we experienced any losses to date on our cash and cash equivalents held in bank accounts. However, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.
Interest rate hedging arrangements may lead to losses. From time to time, we use interest rate swaps and other hedging instruments to manage our interest rate risks. Although these arrangements may partially protect us against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other, and nonperformance by the other party to the hedging arrangement also may subject us to increased credit risks. To minimize any counterparty credit risk, we enter into hedging arrangements only with investment grade financial institutions. These arrangements may lead to losses, which could hurt our financial condition.

Risks Related to Our Shares
Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks. Environmental, social and governance (“ESG”) matters have become increasingly important to investors and other stakeholders. Certain organizations that provide corporate risk and corporate governance advisory services to investors have developed scores and ratings to evaluate companies based on ESG metrics. ESG evaluations are vital to many investors and stakeholders. Many investors use ESG factors to guide their investment decisions. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability efforts and score when making an investment decision. In addition, investors, particularly institutional investors, may use ESG or sustainability scores issued by proxy advisory firms or other third parties to benchmark companies against their peers. Furthermore, our residents and employees, as well as prospective residents and employees, may use sustainability scores in deciding whether to rent from or work with us. On the other hand, investor backlash, political pressure, and legal threats over ESG efforts have occurred. Although we make ESG disclosures and undertake sustainability and diversity initiatives, there can be no assurance that we will score highly on ESG matters or satisfy all stakeholders. The criteria by which companies are rated may change, which could cause us to perform differently or worse than we have in the past. The focus and activism related to ESG and related matters may constrain our business operations or increase expenses. In addition, we may face reputational damage if our corporate responsibility procedures or standards do not meet the standards set by various constituencies, including our residents. The occurrence of any of the foregoing could weaken our reputation, the price of our stock and our business, financial condition, and results of operations, including increased capital expenditures and operating expenses.
Payment of distributions on our common shares is not guaranteed. A decrease in rental revenue, an increase in funding to support our acquisition and development needs, or other unmet liquidity needs could have an adverse effect on our ability to pay distributions to our shareholders or the Operating Partnership’s unitholders.
Our Board of Trustees must approve any stock distributions and may elect at any time, or from time to time, and for an indefinite duration, to reduce or not pay the distributions payable on our common shares. Our Board may reduce distributions for many reasons, including, but not limited to, the following:
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
Our future growth depends, in part, on our ability to raise additional equity capital, which could dilute the interests of our common shareholders. Our future growth depends on, among other things, our ability to raise equity capital, including through our ATM Program, and issue limited partnership Units of our Operating Partnership. Sales of substantial amounts of our common or preferred shares in the public market, or the perception that such sales or issuances might occur, may dilute the interests of the current common shareholders and could adversely affect the market price of our common shares. In addition, as a REIT, we are required to make distributions to holders of our equity securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. This limits our ability to retain cash or earnings to fund future growth and makes us more dependent on raising funds through other means, which may include raising additional equity capital. Future sales of common shares, preferred shares, or other securities may dilute current shareholders and could have an adverse impact on the market price of our common shares.

We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Our Declaration of Trust provides for an unlimited number of shares of beneficial interest. Without the approval of our common shareholders, our Board of Trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights and preferences that are superior to the rights of the holders of our common shares. We have a shelf registration statement that enables us to sell an undetermined number of equity and other securities listed in the prospectus. Future sales of preferred shares or other securities may adversely affect the rights on common shareholders and have an adverse impact on the market price of our common shares.
Certain provisions of our Declaration of Trust may delay, limit, or prevent a change in control and deter a takeover. To maintain our qualification as a REIT, among other things, our Declaration of Trust provides that any transaction that would result in our disqualification as a REIT under Section 856 of the Code will be void, including any transaction that would result in the following:
•fewer than 100 Persons owning our shares;
•our being “closely held” within the meaning of Section 856(h) of the Code; or
•50% or more of the fair market value of our shares being held by Persons other than “United States persons,” for federal income tax purposes.
If the transaction is not void, then the shares in violation of the foregoing conditions will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. The Trust’s Declaration of Trust also forbids a Person from owning in excess of the ownership limit of 9.8%, in number or value, of the Trust’s outstanding shares, although the Board of Trustees retains the ability to make exceptions to this ownership threshold. This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may discourage a tender offer or other transactions or a change in management or of control or result in transferring shares acquired in excess of the restrictions to a charitable trust.
Risks Related to Tax Matters
We may incur tax liabilities if we were to fail to qualify as a REIT, which could force us to borrow funds during unfavorable market conditions. We have elected to be taxed as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions, including income, asset, and distribution tests, for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent mistake could endanger our REIT status. The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control. For example, to qualify as a REIT, at least 95% of our gross income in any year must come from certain passive sources that are itemized in the REIT tax laws, and we are prohibited from owning specified amounts of debt or equity securities of some issuers. Thus, when revenues from non-qualifying sources, such as income from third-party management services, represent more than 5% of our gross income in any taxable year, we will not satisfy the 95% income test and may fail to qualify as a REIT, unless certain relief provisions in the Code apply. Even if relief provisions apply, however, a tax would be imposed on excess net income. We are also required to make distributions to the holders of our securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. If we satisfy the 90% test but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on such undistributed income and could be subject to an additional 4% excise tax. Because we need to meet these tests to maintain our qualification as a REIT, it could cause us to have to forgo certain business opportunities and potentially require us to liquidate otherwise attractive investments. The fact that we hold substantially all of our assets (except for qualified REIT subsidiaries) through Centerspace, LP, our operating partnership, and its subsidiaries, and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us. If Centerspace, LP or one or more of our subsidiaries is determined to be taxable as a corporation, we may fail to qualify as a REIT. Either our failure to qualify as a REIT, for any reason, or the imposition of taxes on excess net income from non-qualifying sources, could adversely affect our business and our ability to make distributions to our shareholders and pay amounts due on our debt. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification.
If we were to fail to qualify as a REIT, we would be subject to federal income tax on our taxable income at regular corporate rates, could be subject to increased state and local taxes and, unless entitled to relief under applicable statutory provisions, would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, which would likely have a significant adverse effect on us, our ability to make distributions to our shareholders, and our ability to pay amounts due on our debt. This treatment would reduce funds available for investment or distributions to the holders of our securities due to the added tax liability to us for the year or years involved, and we would no longer be able to deduct, and would not need to make, distributions to our shareholders. If distributions to the holders of our securities had been made in anticipation of qualifying as a REIT, we may need short-term debt or long-term debt or proceeds from asset sales or sales of common shares to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. The inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short and long-term debt or sell equity securities to fund distributions required to maintain our REIT status.
Failure of our operating partnership to qualify as a partnership would lead to corporate taxation and significantly reduce the amount of cash available for distribution. We believe that Centerspace, LP, our operating partnership, qualifies as a partnership for federal income tax purposes. However, we can provide no assurance that the IRS will not challenge its status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were to treat Centerspace, LP as an entity taxable as a corporation (such as a publicly traded partnership taxable as a corporation), we would no longer qualify as a REIT because the value of our ownership interest in Centerspace, LP would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities and value of the outstanding securities of another corporation. The imposition of a corporate tax on Centerspace, LP would significantly reduce the amount of cash available for distribution.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by our shareholders and may harm our ability to raise additional funds through any future sale of our stock. Dividends paid by REITs to U.S. shareholders that are individuals, trusts, or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. For taxable year beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including our stock. Investors should consult with their tax advisers about the U.S. tax consequences of an investment in our stock or Units.
We may face risks in connection with Section 1031 exchanges. From time to time, we dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may be unable to dispose of properties on a tax-deferred basis. If we cannot meet the technical requirements of a desired Section 1031 exchange, we may have to make a special dividend payment to our shareholders if we cannot mitigate the taxable gains realized. The failure to reinvest proceeds from sales of properties into tax-deferred exchanges could necessitate payments to unitholders with tax protection agreements.
We have tax protection agreements in place on twenty-eight properties. If these properties are sold in a taxable transaction, we must make the unitholders associated with these particular properties whole through the payment of their related tax. We dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code whenever possible. If we cannot satisfy all of the technical requirements of Section 1031, or if Section 1031 is repealed, selling a property with a tax protection agreement could trigger a material obligation to make the associated unitholders whole.
Complying with REIT requirements may force us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments. To qualify and maintain our status as a REIT, we must satisfy certain requirements with respect to the character of our assets. If we violate these requirements at the end of any quarter, we must correct such failure within 30 days after the quarter (by, possibly, selling assets despite their prospects as an investment) to avoid losing our REIT status. This could include potentially selling otherwise attractive assets or liquidating or foregoing otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our shareholders.
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
The tax imposed on REITs engaging in prohibited transactions and our agreements entered into with certain contributors of our properties may limit our ability to engage in transactions that would be treated as sales for federal income tax purposes. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, whether the sale of a property constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors, or the IRS may successfully assert that one or more of our sales are prohibited transactions and, as a result, we may be required to pay a penalty tax. To avert this penalty tax, we may hold some of our assets through a taxable REIT subsidiary (“TRS”). While the TRS structure would allow the economic benefits of ownership to flow to us, a TRS is subject to tax on its income at the federal and state level. We have entered into agreements with certain contributors of our properties that restrict our ability to dispose of certain properties in taxable transactions. The limitations on taxable dispositions are effective for varying periods. Such agreements may require that we make a payment to the contributor if we dispose of a covered property in a taxable sale during the restriction period.
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
Legislative or regulatory actions affecting REITs could have an adverse effect on us or our shareholders. Changes to tax laws or regulations may adversely impact our shareholders and our business and financial results. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was introduced. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% federal excise tax on certain stock repurchases and economically similar transactions.
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
Our Board of Trustees oversees management’s process for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Our Board of Trustees has also delegated authority to its Audit Committee to review our internal controls relating to information technology, data privacy, including data protection and cybersecurity, including network security and cloud security. Senior leadership, including our Senior Vice President of Information Technology (the “SVP of IT”), meets with the Board of Trustees at least annually to present and discuss strategies and cybersecurity initiatives. This meeting includes reporting of cybersecurity incidents at least annually or more often, if identified.
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
A comprehensive approach to assessing, identifying, and managing cybersecurity risks is part of the Company’s overall risk management strategy. A combination of internal and external monitoring services help identify, manage, and assess how management responds within our enterprise risk management processes. Any known cybersecurity incidents would be reported to our board, chief executive officer, and disclosure committee for evaluation.
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
We have not suffered any cyber incident that had a material impact on our business, operations, or financial condition. However, a security breach or other significant disruption involving our computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See Item 1A. Risk Factors – “We face risks associated with cyber-attacks, cyber intrusions, or otherwise, which could pose a risk to our systems, networks, and services” and “Security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer.” and “Security breaches could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”
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
Management and Leasing of Our Real Estate Assets
We conduct our corporate operations from offices in Minot, North Dakota, and Minneapolis, Minnesota. The day-to-day management of our properties is generally carried out by our own employees. When properties acquired have effective pre-existing property management in place or when particular properties are, in our judgment, not attractive candidates for self-management, we may utilize third-party professional management companies for day-to-day management. However, all decisions relating to purchase, sale, insurance coverage, major capital improvements, annual operating budgets, and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our third-party management contracts are for terms of one year or less and provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts upon 60 days or less notice for cause or upon the property manager’s failure to meet certain specified financial performance goals.
Summary of Communities Owned as of December 31, 2024
The following table presents information regarding our 71 apartment communities held for investment, as of December 31, 2024. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or stabilized for substantially all of the periods being compared, and, in the case of newly-acquired or constructed properties, have achieved a target level of physical occupancy of 90%, or re-positioned communities when they have achieved stabilized operations. We define re-positioned communities as having significant development and construction activity on existing buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of improved community cash flow and competitive position through extensive unit and amenity upgrades. We categorize a re-positioned community as same-store when the development and construction activity has been completed, and operations have stabilized. This is typically reaching an overall occupancy of 90%. Not all communities undergoing value add are considered a re-positioned community.Non-same store communities are communities not owned or stabilized as of the beginning of the previous year, including re-positioned communities, and excluding communities held for sale and the non-multifamily components of mixed-use properties.
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

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2024
SAME-STORE
71 France - Edina, MN (1)	241	$68,757	93.8%
Alps Park Apartments - Rapid City, SD	71	6,443	88.7%
Arcata Apartments - Golden Valley, MN	165	34,212	97.6%
Ashland Apartment Homes - Grand Forks, ND	84	8,683	98.8%
Avalon Cove Townhomes - Rochester, MN	187	41,302	92.5%
Bayberry Place - Eagan, MN (2)	120	17,601	91.7%
Burgundy & Hillsboro - New Hope, MN (2)	250	36,816	94.0%
Canyon Lake Apartments - Rapid City, SD	109	6,571	92.7%
Cardinal Point Apartments - Grand Forks, ND	251	35,619	98.0%
Cascade Shores Townhomes + Flats - Rochester, MN (1)	366	85,151	96.2%
Castlerock Apartment Homes - Billings, MT	165	7,599	92.7%
Civic Lofts - Denver, CO	176	62,543	92.6%
Connelly on Eleven - Burnsville, MN	240	29,488	95.4%
Cottonwood Apartment Homes - Bismarck, ND	268	25,480	94.4%
Country Meadows Apartment Homes - Billings, MT	133	9,827	95.5%
Cypress Court Apartments - St. Cloud, MN (1) (3)	196	21,626	94.9%
Deer Ridge Apartment Homes - Jamestown, ND	163	25,680	94.5%
Donovan Apartment Homes - Lincoln, NE	232	27,595	94.0%
Dylan at RiNo - Denver, CO	274	91,069	94.5%
Elements of Linden Hills - Minneapolis, MN(1)	31	9,069	96.8%
Evergreen Apartment Homes - Isanti, MN	72	7,414	88.9%
FreightYard Townhomes & Flats - Minneapolis, MN	96	27,021	96.9%
Gardens Apartments - Grand Forks, ND	74	9,399	96.0%
Grand Gateway Apartment Homes - St. Cloud, MN	116	12,129	90.5%
Greenfield - Omaha, NE	96	8,305	95.8%
Grove Ridge - Cottage Grove, MN (2)	84	14,982	86.9%
Homestead Garden Apartments - Rapid City, SD	152	17,630	97.4%
Ironwood - New Hope, MN	182	40,317	96.2%
Lakeside Village Apartment Homes - Lincoln, NE	208	24,489	92.8%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2024
Legacy Apartments - Grand Forks, ND	360	33,940	96.7%
Legacy Heights Apartment Homes - Bismarck, ND	119	15,280	96.6%
Lugano at Cherry Creek - Denver, CO	328	105,167	93.3%
Lyra Apartments - Centennial, CO(2)	215	93,788	93.0%
Martin Blu - Eden Prairie, MN(1)	191	50,177	95.8%
Meadows Apartments - Jamestown, ND	81	7,168	93.8%
Monticello Crossings - Monticello, MN	202	33,255	94.6%
Monticello Village - Monticello, MN	60	5,656	90.0%
New Hope Garden & Village - New Hope, MN (2)	150	15,812	99.3%
Noko Apartments - Minneapolis, MN	130	45,173	95.4%
Northridge Apartments - Bismarck, ND	68	8,705	95.6%
Olympic Village Apartments - Billings, MT	274	15,821	96.0%
Oxbo Urban Rentals - St Paul, MN (2)	191	58,366	94.8%
Palisades - Roseville, MN (1)	330	65,611	92.7%
Park Place Apartments - Plymouth, MN	500	112,782	95.0%
Parkhouse Apartment Homes - Thornton, CO(1)	465	149,319	94.6%
Plymouth Pointe - Plymouth, MN (2)	96	14,910	99.0%
Pointe West Apartments - Rapid City, SD	90	5,731	96.7%
Ponds at Heritage Place - Sartell, MN	58	5,578	98.3%
Prosper West - Waite Park, MN (1)	313	29,197	94.3%
Quarry Ridge Apartments - Rochester, MN	320	42,245	95.3%
Red 20 Apartments - Minneapolis, MN (1)	130	26,843	93.9%
Regency Park Estates - St. Cloud, MN (1)	149	19,465	94.0%
Rimrock West Apartments - Billings, MT	78	5,741	94.9%
River Pointe - Fridley, MN (2)	300	42,301	96.7%
River Ridge Apartment Homes - Bismarck, ND	146	27,525	92.5%
Rocky Meadows Apartments - Billings, MT	98	8,054	94.9%
Rum River Apartments - Isanti, MN	72	6,214	91.7%
Silver Springs Apartment Homes - Rapid City, SD	52	4,315	90.4%
SouthFork Townhomes + Flats - Lakeville, MN (1)	272	55,570	96.0%
Southpoint Apartments - Grand Forks, ND	96	10,902	100.0%
Sunset Trail Apartment Homes - Rochester, MN	146	19,990	95.9%
The Bosk - Woodbury, MN (2)	288	64,369	91.7%
Union Pointe - Longmont, CO	256	77,034	93.4%
Venue on Knox - Minneapolis, MN (2)	97	24,743	92.8%
Westend - Denver, CO	390	131,069	96.9%
Whispering Ridge - Omaha, NE (1)	336	32,505	95.5%
Woodhaven - Minneapolis, MN (2)	176	26,355	97.7%
Woodridge on Second - Rochester, MN	110	12,738	93.6%
Zest - Minneapolis, MN(1)	45	11,687	97.8%
TOTAL SAME-STORE	12,580	$2,333,918

NON-SAME-STORE
Lake Vista Apartment Homes - Loveland, CO(1)	303	89,285	96.7%
Lydian - Denver, CO(1)	129	39,558	89.9%
TOTAL NON-SAME-STORE	432	$128,843

TOTAL MULTIFAMILY	13,012	$2,462,761

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2024
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,922	$6,195	60.5%
Civic Lofts - Denver, CO	1,600	—	100.0%
Lugano at Cherry Creek - Denver, CO	11,998	2,463	100.0%
Lydian - Denver, CO(1)	22,676	672	100.0%
Noko Apartments - Minneapolis, MN	23,988	118	100.0%
Oxbo Urban Rentals- St Paul, MN (2)	11,477	3,526	100.0%
Red 20 Apartments - Minneapolis, MN (1)	10,508	2,959	100.0%
Zest - Minneapolis, MN(1)	3,200	53	100.0%
TOTAL OTHER - MIXED USE COMMERCIAL	106,369	$15,986

OTHER - COMMERCIAL
3100 10th St SW - Minot, ND(4)	9,603	$1,994	N/A
TOTAL OTHER - COMMERCIAL	9,603	$1,994

TOTAL SQUARE FOOTAGE - OTHER	115,972
TOTAL GROSS REAL ESTATE INVESTMENTS		$2,480,741
(1)Encumbered by mortgage debt.
(2)Encumbered by mortgage in our Fannie Mae Credit Facility.
(3)Owned by a joint venture entity and consolidated in our financial statements. We have an approximately 86.1% ownership in Cypress Court.
(4)This is our Minot corporate office building.
Properties by State
The following table presents, as of December 31, 2024, the total property owned by state:

	(in thousands)
State	Total	% of Total
Minnesota	$1,247,773	50.4%
Colorado	841,967	33.9%
North Dakota	210,375	8.5%
Nebraska	92,894	3.7%
Montana	47,042	1.9%
South Dakota	40,690	1.6%
Total	$2,480,741	100.0%
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
Shareholders
As of February 11, 2025, there were approximately 2,246 common shareholders of record.
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
On October 31, 2024 and December 31, 2024, we issued an aggregate of 8,648 and 120 unregistered common shares, respectively, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
October 1 - 31, 2024	—	$—	—	$4,713,230
November 1 - 30, 2024	—	—	—	4,713,230
December 1 - 31, 2024	—	—	—	4,713,230
Total	—	$—	—
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
Set forth below is a graph that compares, for the five years commencing December 31, 2019 and ending December 31, 2024, the cumulative total returns for our common shares with the comparable cumulative total return of three indices, the Standard & Poor’s 500 Index (“S&P 500”), the FTSE Nareit Equity REITs Index, and the FTSE Nareit Equity Apartments Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2019, $100 was invested in our common shares and in each of the indices. The comparison assumes the reinvestment of all distributions.

Total Return Performance
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Centerspace
S&P 500 Index
FTSE NAREIT Equity REITs Index
FTSE NAREIT Equity Apartments Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Centerspace	100.00	101.75	165.11	90.87	94.84	112.94
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
FTSE Nareit Equity REITs	100.00	92.00	131.78	99.67	113.35	123.25
FTSE Nareit Equity Apartments Index	100.00	84.66	138.51	94.25	99.78	120.22
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
Executive Summary
We are a real estate investment trust, or REIT that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2024, we owned interests in 71 apartment communities consisting of 13,012 homes as detailed in Item 2 - Properties. Property owned, as presented in the Consolidated Balance Sheets, was $2.5 billion at December 31, 2024, compared to $2.4 billion at December 31, 2023.
Renting apartment homes is our primary source of revenue, and our business objective is to provide great homes. We strive to maximize resident satisfaction and retention by investing in high-quality assets in desirable locations and developing and training team members to create vibrant apartment communities through resident-centered operations. We believe that delivering superior resident experiences will drive consistent profitability for our business and shareholders. We have paid quarterly distributions every quarter since our first distribution in 1971.
Significant Transactions and Events for the Year Ended December 31, 2024
Highlights. For the year ended December 31, 2024, our highlights included the following:
•Net Loss was $1.27 per diluted share for the year ended December 31, 2024, compared to Net Income of $2.32 per diluted share for the year ended December 31, 2023;
•Core funds from operations (“CFFO”) per diluted share, a non-GAAP measure, increased 2.1% (refer to reconciliations of Funds from Operations and Core Funds from Operations beginning on page 32 for additional detail) to $4.88 from $4.78;
•Operating income decreased to $20.5 million for the year ended December 31, 2024 compared to $84.5 million for the prior year; and
•Same-store year-over-year net operating income growth of 3.7% driven by same-store revenue growth of 3.3% (refer to Reconciliation of Operating Income (Loss) to Net Operating Income beginning on page 29 for additional detail).
Acquisitions and Dispositions. During the year ended December 31, 2024, we completed the following transactions in furtherance of our strategic plan:
•Disposed of two non-core apartment communities for an aggregate sales price of $19.0 million; and
•Acquired The Lydian, a 129 home apartment community in Denver, Colorado for an aggregate purchase price of $54 million. The acquisition was financed through the assumption of mortgage debt, issuance of common operating partnership units, and cash.
Financing Transactions. During the year ended December 31, 2024, we completed the following financing transactions:
•Issued approximately 1.6 million common shares for net consideration of $112.6 million and an average price of $71.66 per share under our ATM Program, compared to 87,722 shares repurchased at an average price of $53.62 per share, excluding commissions. We used the issuance proceeds to redeem all of the outstanding Series C preferred shares for $97.0 million.
Outlook
We intend to continue our focus on maximizing the financial performance of the communities in our existing portfolio. To accomplish this, we have introduced initiatives to expand our operating margin by enhancing the resident experience, making value-add investments, and implementing technology solutions and expense controls. We plan to actively manage our existing portfolio, explore potential new markets, and strategically pursue acquisitions of apartment communities and selective dispositions as opportunities arise and market conditions allow. We seek to manage a strong balance sheet that should provide us with flexibility to pursue both internal and external growth.

RESULTS OF OPERATIONS
We are presenting our results of operations for the years ended December 31, 2024 and 2023. For additional comparison of results of operations for the years ended December 31, 2023 and December 31, 2022, please refer to our Annual Report on Form 10-K filed with the SEC on February 20, 2024.
Non-GAAP Financial Measures
Net operating income. Net operating income (“NOI”) is a non-GAAP financial measure which we define as total real estate revenues less property operating expenses, including real estate taxes, which is reconciled to operating income. Refer to the reconciliation of Operating Income to Net Operating Income below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by sales of real estate and other investments, impairment, depreciation, amortization, financing costs, property management expenses, casualty losses, loss on litigation settlement, and general and administrative expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
Throughout this Report, we have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or stabilized for substantially all of the periods being compared and, in the case of newly-acquired or constructed communities, have achieved a target level of physical occupancy of 90%, or re-positioned communities when they have achieved stabilized operations. We define re-positioned communities as having significant development and construction activity on existing buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of improved community cash flow and competitive position through extensive unit and amenity upgrades. We categorize a re-positioned community as same-store when the development and construction activity has been completed, and operations have stabilized. This is typically reaching an overall occupancy of 90%. Not all communities undergoing value add are considered a re-positioned community. Non-same store communities are communities not owned or stabilized as of the beginning of the previous year, including re-positioned communities, and excluding communities held for sale and the non-multifamily components of mixed-use properties.
On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities and their contribution to net income. Management believes that measuring performance on a same-store basis is useful to investors because it enables evaluation of how a fixed pool of communities are performing year-over-year. Management uses this measure to assess whether or not it has been successful in increasing NOI, raising average rental revenue, renewing the leases of existing residents, controlling operating costs, and making prudent capital improvements. The discussion below focuses on the main factors affecting real estate revenue and real estate expenses from same-store apartment communities because changes from one year to another in real estate revenue and expenses from non-same-store communities are generally due to the addition of those communities to our real estate portfolio, and accordingly provide less useful information for evaluating the ongoing operational performance of our real estate portfolio.
For the comparison of the years ended December 31, 2024 and 2023, 69 apartment communities were classified as same-store and two apartment communities were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the years ended December 31, 2024 and 2023, we disposed of two and thirteen apartment communities, respectively, consisting of 205 and 2,279 apartment homes, respectively.
Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Year Ended December 31,
	2024	2023	$ Change	% Change
Operating income	$20,475	$84,453	$(63,978)	(75.8)%
Adjustments:
Property management expenses	9,128	9,353	(225)	(2.4)%
Casualty loss	3,307	2,095	1,212	57.9%
Depreciation and amortization	106,450	101,678	4,772	4.7%
Impairment of real estate investments	—	5,218	(5,218)	(100.0)%
General and administrative expenses	17,802	20,080	(2,278)	(11.3)%
(Gain) loss on sale of real estate and other investments	577	(71,244)	71,821	*
Loss on litigation settlement	—	3,864	(3,864)	(100.0)%
Net operating income	$157,739	$155,497	$2,242	1.4%
* Not a meaningful percentage.

GAAP and Non-GAAP Financial Measures
The following table metrics, including GAAP and non-GAAP measures, cover the years ended December 31, 2024 and 2023.

	(in thousands)
	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenue
Same-store(1)	$249,872	$241,989	$7,883	3.3%
Non-same-store(1)	7,993	1,526	6,467	*
Other properties(1)	2,589	2,600	(11)	(0.4)%
Dispositions(1)	529	15,194	(14,665)	*
Total	260,983	261,309	(326)	(0.1)%
Property operating expenses, including real estate taxes
Same-store(1)	99,365	96,785	2,580	2.7%
Non-same-store(1)	2,584	448	2,136	*
Other properties(1)	968	797	171	21.5%
Dispositions(1)	327	7,782	(7,455)	*
Total	103,244	105,812	(2,568)	(2.4)%
Net operating income
Same-store(1)	150,507	145,204	5,303	3.7%
Non-same-store(1)	5,409	1,078	4,331	*
Other properties(1)	1,621	1,803	(182)	(10.1)%
Dispositions(1)	202	7,412	(7,210)	*
Total	$157,739	$155,497	$2,242	1.4%
Property management expense	(9,128)	(9,353)	(225)	(2.4)%
Casualty loss	(3,307)	(2,095)	1,212	57.9%
Depreciation and amortization	(106,450)	(101,678)	4,772	4.7%
Impairment of real estate investments	—	(5,218)	(5,218)	(100.0)%
General and administrative expenses	(17,802)	(20,080)	(2,278)	(11.3)%
Gain (loss) on sale of real estate and other investments	(577)	71,244	(71,821)	100.8%
Loss on litigation settlement	—	(3,864)	(3,864)	(100.0)%
Interest expense	(37,280)	(36,429)	851	2.3%
Interest and other income	2,613	1,207	1,406	116.5%
NET INCOME (LOSS)	$(14,192)	$49,231	$(63,423)	128.8%
Dividends to Series D preferred unitholders	(640)	(640)	—	—
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	3,635	(7,141)	10,776	(150.9)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(131)	(125)	(6)	(4.8)%
Net income (loss) attributable to controlling interests	(11,328)	41,325	(52,653)	127.4%
Dividends to preferred shareholders	(4,821)	(6,428)	1,607	(25.0)%
Redemption of preferred shares	(3,511)	—	(3,511)	N/A
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(19,660)	$34,897	$(54,557)	156.3%
(1)This is a non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the Reconciliation of Operating Income to Net Operating Income above. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
* Not a meaningful percentage.

	Year Ended December 31,
Weighted Average Occupancy (1)	2024	2023
Same-store	95.2%	94.9%
Non-same-store	95.4%	95.7%
Total	95.2%	94.9%
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

	December 31,
Number of Homes	2024	2023
Same-store	12,580	12,580
Non-same-store	432	303
Dispositions	—	205
Total	13,012	13,088
Same-store analysis. Revenue from same-store communities increased by 3.3%, or $7.9 million, in the year ended December 31, 2024, compared to the year ended December 31, 2023. Approximately 2.9% of the increase was due to higher average monthly revenue per occupied home and 0.3% from an increase in occupancy as weighted average occupancy increased from 94.9% to 95.2% for the years ended December 31, 2023 and 2024, respectively. Property operating expenses at same-store communities increased by 2.7% or $2.6 million in the year ended December 31, 2024, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $2.1 million, primarily due to increased repairs and maintenance, technology costs related to smart home technology, and compensation costs, offset by decreased utilities and turnover costs. Non-controllable expenses at same-store communities increased by $438,000 primarily due to insurance premiums and deductibles on claims offset by a decrease in real estate taxes resulting from successful real estate tax appeals. Same-store NOI increased by $5.3 million to $150.5 million for the year ended December 31, 2024 compared to $145.2 million in the same period in the prior year.
Non-same-store analysis. Revenue from non-same-store apartment communities increased by $6.5 million in the year ended December 31, 2024, compared to the same period in the prior year. Property operating expenses from non-same-store apartment communities increased by $2.1 million. Net operating income from non-same-store communities increased by $4.3 million. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of apartment communities during the fourth quarter of 2023 and 2024.
Other and dispositions analysis. Revenue from other, which encompasses our commercial and mixed use activity, decreased by 0.4% or $11,000 while revenue from dispositions decreased by $14.7 million. Property operating expenses from other increased by 21.5% or $171,000 while property operating expenses from dispositions decreased by $7.5 million due to sold properties. We disposed of two apartment communities during the year ended December 31, 2024 and 13 apartment communities and associated commercial space during the year ended December 31, 2023.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties decreased by 2.4% to $9.1 million in the year ended December 31, 2024, compared to $9.4 million in the year ended December 31, 2023. The decrease was primarily due to decreased headcount with fewer properties due to dispositions and a decrease in third party management fees.
Casualty loss. Casualty loss increased to $3.3 million in the year ended December 31, 2024, compared to $2.1 million in the year ended December 31, 2023. The increase was primarily due to increased insurance claims activity throughout 2024 compared to the prior year period. Refer to Involuntary Conversion of Assets in Note 2 of the Notes to the Consolidated Financial Statements in the report for more details.
Depreciation and amortization.  Depreciation and amortization increased by 4.7% to $106.5 million in the year ended December 31, 2024, compared to $101.7 million in the year ended December 31, 2023, attributable to an increase of $5.6 million from same-store communities and $3.8 million from non-same-store communities driven by the addition of an apartment community in the fourth quarter of both 2024 and 2023 along with value add and acquisition capital projects, offset by a decrease of $5.1 million from dispositions.
Impairment of real estate investments. There was no impairment of real estate investments in the year ended December 31, 2024, compared to $5.2 million in 2023. These impairments were the result of two apartment communities that were written down to estimated fair value based on the receipt and acceptance of market offers to purchase the apartment communities. Refer to Real Estate Investments in Note 2 of the Notes to the Consolidated Financial Statements in the report for more details.
General and administrative expenses.  General and administrative expenses decreased by 11.3% to $17.8 million in the year ended December 31, 2024, compared to $20.1 million in the year ended December 31, 2023, primarily attributable to $3.2 million in executive severance and transition costs related to the CEO departure in 2023 and lower legal fees due to a litigation settlement from 2023 both of which did not occur in 2024, offset by $1.2 million in increased incentive related compensation.

Gain (loss) on sale of real estate and other investments.  In the years ended December 31, 2024 and 2023, we recorded a loss on the sale of real estate and other investments of $577,000 and a gain on the sale of real estate and other investments of $71.2 million, respectively. The decrease was due to the sale of two apartment communities for a loss in 2024 compared to the sale of 13 apartment communities for a gain and associated commercial space during 2023. Refer to Note 9 in the Notes to the Consolidated Financial Statements.
Loss on Litigation Settlement. There was no loss on litigation settlement for the year ended December 31, 2024 compared to $3.9 million in the year ended December 31, 2023 due to a trial judgment against Centerspace for property damage and monetary losses to a neighboring property. Refer to Litigation Settlement in Note 2 of the Notes to the Consolidated Financial Statements.
Operating income. Operating income decreased by 75.8% to $20.5 million in the year ended December 31, 2024, compared to $84.5 million in the year ended December 31, 2023.
Interest expense.  Interest expense increased 2.3% to $37.3 million in the year ended December 31, 2024, compared to $36.4 million in the year ended December 31, 2023, primarily due to the assumption of mortgages upon acquisition of The Lydian in the fourth quarter of 2024 and Lake Vista in the fourth quarter of 2023, offset by lower interest on lines of credit in 2024 and a higher rate term loan that was paid off early in 2023.
Interest and other income.  Interest and other income increased to $2.6 million in the year ended December 31, 2024, compared to $1.2 million in the same period of the prior year, primarily due to interest income on two real estate related notes receivable, offset by a decrease from interest received on escrow funds in 2023 that did not occur in 2024. One of the notes receivable originated in December 2023 and the other was acquired during the fourth quarter of 2024 in connection with the acquisition of The Lydian.
Net income (loss) available to common shareholders. Net income (loss) available to common shareholders decreased to a net loss of $19.7 million compared to a net income of $34.9 million in 2023.
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
Net loss available to common shareholders for the year ended December 31, 2024 decreased to $19.7 million compared to a net income of $34.9 million for the year ended December 31, 2023. FFO applicable to common shares and Units for the year ended December 31, 2024, increased to $83.3 million compared to $77.3 million for the year ended December 31, 2023, a change of 7.8%, primarily due to $3.2 million in severance and transition expenses related to the departure of our former CEO in 2023 and a $3.9 million loss on litigation settlement in 2023, both of which did not occur in 2024, along with increased NOI from same-store and non-same-store communities in the in the year ended December 31, 2024, offset by the redemption of our Series C preferred shares during 2024 and increased casualty loss claim and decreased NOI from dispositions.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds From Operations

	(in thousands, except per share and unit amounts)
	Year Ended December 31,
	2024	2023
Funds from Operations:
Net income (loss) available to common shareholders	$(19,660)	$34,897
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(3,635)	7,141
Depreciation and amortization	106,450	101,678
Less depreciation – non real estate	(327)	(322)
Less depreciation – partially owned entities	(98)	(80)
Impairment of real estate investments	—	5,218
(Gain) loss on sale of real estate	577	(71,240)
FFO applicable to common shares and Units	$83,307	$77,292

Adjustments to Core FFO:
Non-cash casualty loss	$2,432	$1,350
Interest rate swap amortization	712	936
Amortization of assumed debt	1,206	(212)
Severance and transition related costs	—	3,170
Loss on litigation settlement and associated trial costs(1)	37	4,270
Redemption of preferred shares	3,511	—
Other miscellaneous items(2)	(526)	(132)
Core FFO applicable to common shares and Units	$90,679	$86,674

FFO applicable to common shares and Units	$83,307	$77,292
Dividends to Series D preferred unitholders	640	640
FFO applicable to common shares and Units - diluted	$83,947	$77,932

Core FFO applicable to common shares and Units	$90,679	$86,674
Dividends to Series D preferred unitholders	640	640
Core FFO applicable to common shares and Units - diluted	$91,319	$87,314

Per Share Data
Income (loss) per common share - diluted	$(1.27)	$2.32
FFO per share and Unit - diluted	$4.49	$4.27
Core FFO per share and Unit - diluted	$4.88	$4.78

Weighted average shares - basic	15,504	14,994
Effect of redeemable operating partnership units	870	925
Effect of Series D preferred units	228	228
Effect of Series E preferred units	2,056	2,100
Effect of dilutive restricted stock units and stock options	36	24
Weighted average shares and Units - diluted	18,694	18,271

(1)Consists of $37,000 in associated trial costs related to the litigation matter for the year ended December 31, 2024. Consists of $3.9 million loss on litigation settlement for a trial judgment entered against the Company and $406,000 in associated trial costs related to the litigation matter during the year ended December 31, 2023.
(2)Consists of (gain) loss on investments and one-time professional fees.

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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our ATM program, and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our preferred shares, common shares, Series D and Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, funding of mezzanine loans or real estate related notes, and acquisitions of additional communities.
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
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically used to reduce balances outstanding under our line of credit or is invested in investment grade securities. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2024, we declared cash distributions of $49.9 million to common shareholders and unitholders of Centerspace, LP, as compared to net cash provided by operating activities of $98.2 million and FFO of $83.3 million.
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
As of December 31, 2024, we had total liquidity of approximately $224.6 million, which included $212.6 million available on our lines of credit based on the value of unencumbered properties and $12.0 million of cash and cash equivalents. As of December 31, 2023, we had total liquidity of approximately $234.6 million, which included $226.0 million available on our lines of credit based on the value of unencumbered properties and $8.6 million of cash and cash equivalents.
Debt
As of December 31, 2024, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility”). As of December 31, 2024, the additional borrowing availability was $206.0 million beyond the $44.0 million drawn. As of December 31, 2023, the line of credit borrowing capacity was $250.0 million based on the value of our unencumbered properties, of which $30.0 million was drawn on the line. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this credit facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at our option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or the daily or term Secured Overnight Financing Rate (“SOFR”), plus a margin that ranges from 120-180 basis points, with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended.
In September 2024, we entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2024, there was $3.4 million outstanding on this line of credit. We previously had a $6.0 million operating line of credit with Wells Fargo Bank, N.A. with pricing based on SOFR that matured on August 31, 2024. As of December 31, 2023, there was no outstanding balance on this line of credit.
We had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, "PGIM") under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also had a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of December 31, 2024 and 2023.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2024 and 2023, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding net debt premiums and discounts and the FMCF, was $420.4 million and $392.3 million on December 31, 2024, and 2023, respectively on 15 and 14 apartment communities, respectively. As of December 31, 2024, the weighted average rate of interest on our mortgage debt was 4.02%, compared to 4.05% on December 31, 2023. Refer to Note 6 of our Consolidated Financial Statements contained in this Report for the principal payments due on our mortgage indebtedness and other tabular information.
All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. Refer to Item 7A in this Report for additional information on our market and interest rate risk.
Equity
On August 30, 2024, we delivered notice to holders of our Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, we completed the redemption of the Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, and such shares are no longer deemed outstanding as of such date and were delisted from trading on the NYSE.
We amended our equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The amendment increased the maximum aggregate offering price of common shares available for offer and sale thereunder from $250.0 million to $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2024, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM program. Further information can be found in Note 4 of our Consolidated Financial Statements contained in this Report.
The table below provides details on the sale of common shares under the ATM Program during the years ended December 31, 2024 and 2023.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2024(2)	1,587	$112,613	$71.66
Year ended December 31, 2023	—	$—	$—
(1)Total consideration is net of $1.1 million in commissions for the year ended December 31, 2024.
(2)Includes 869,000 shares sold on a forward basis for $62.7 million which were physically settled during the year ended December 31, 2024.
We have a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the years ended December 31, 2024 and 2023. As of December 31, 2024, we had $4.7 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2024	88	$4,703	$53.62
Year ended December 31, 2023	216	$11,539	$53.44
(1)Amount includes commissions.
We had 1.6 million and 1.7 million Series E preferred units outstanding on December 31, 2024 and 2023, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units have an aggregate liquidation preference of $158.2 million. The holders of the Series E preferred units do not have voting rights.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2024, we had cash and cash equivalents of $12.0 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2023, we had cash and cash equivalents of $8.6 million and restricted cash consisting of $639,000 of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Consolidated Statements of Cash Flows in Item 15 of this report.
In addition to cash flows from operations, during the year ended December 31, 2024, we generated capital from various activities, including:
•Receiving $18.3 million in net proceeds from the sale of two apartment communities;
•Receiving $17.4 million on our line of credit, net of repayments;
•Issuing approximately 1.6 million common shares for consideration of $112.1 million, net of commissions and issuance costs; and
•Receiving $1.9 million in insurance proceeds, primarily due to one large casualty event that was settled.
During the year ended December 31, 2024, we used capital for various activities, including:
•Redeeming all of our Series C preferred shares for $97.0 million;
•Funding $13.6 million on a mezzanine loan for the development of an apartment community;

•Repaying approximately $10.9 million of mortgage principal;
•Repurchasing of 87,722 common shares for $4.7 million, net of fees and expenses;
•Paying distributions on common shares, Series E preferred units, Units, and Series C preferred shares of $59.7 million; and
•Funding capital improvements for apartment communities of approximately $56.7 million.
Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, unsecured senior notes, and mortgages payable. Our primary line of credit had a $44.0 million balance outstanding at December 31, 2024 and matures in July 2028. Our operating line of credit had a $3.4 million balance outstanding at December 31, 2024 and matures in September 2025. Our unsecured senior notes had an aggregate balance of $300.0 million at December 31, 2024 with varying maturities from September 2028 through September 2034.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lines of credit (principal and interest)(1)	$56,650	$6,081	$5,113	45,456	—
Notes payable (principal and interest)	$351,043	$9,347	$18,694	$140,668	$182,334
Mortgages payable (principal and interest)	$750,561	$58,313	$186,030	$123,884	$382,334
Total	$1,158,254	$73,741	$209,837	$310,008	$564,668
(1)The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2024.
We fund capital expenditures, primarily to maintain or renovate our apartment communities. The amounts of these expenditures can vary from year to year depending on the age of the apartment community, timing of planned improvements, and lease turnover.
As of December 31, 2024, we had no significant off-balance-sheet arrangements.
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
As of December 31, 2024, we had $47.4 million of variable-rate borrowings under our lines of credit. We estimate that an increase in 30-day SOFR of 100 basis points with constant risk spreads would result in a $474,000 reduction to our net income (loss) on an annual basis. We estimate that a decrease in 30-day SOFR of 100 basis points would increase our net income (loss) by a similar amount.
Mortgage loan indebtedness, excluding net debt premiums and discounts and the FMCF, increased by $28.1 million as of December 31, 2024, compared to December 31, 2023, primarily due to the assumption of a mortgage loan in connection with a 2024 acquisition, offset by principal payments on mortgages. As of December 31, 2024 and 2023, all of our mortgage debt, $420.4 million and $392.3 million, respectively, was at fixed rates of interest with staggered maturities. As of December 31,

2024, the weighted average rate of interest on our mortgage debt was 4.02%, compared to 4.05% on December 31, 2023. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
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

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2025	2026	2027	2028	2029	Thereafter	Total	Value
Fixed Rate	$36,290	$102,809	$48,666	$118,321	$102,477	$510,701	$919,264	$803,700
Average Interest Rate(1)	3.62%	3.60%	3.58%	3.59%	3.56%	3.68%	3.60%
Variable Rate	3,359	—	—	$44,000	—	—	$47,359	$47,359
Average Interest Rate(1)(2)	6.56%	—	—	5.81%	—	—	5.86%

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2024, the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024, was effective.
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
Our internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of our Consolidated Financial Statements contained in our Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024.
Item 9B.  Other Information
During the fiscal quarter ended December 31, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,” and “Board Committees” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.

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

10.1**	2015 Incentive Plan dated June 23, 2015 (incorporated herein by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Commission on August 3, 2015).

EXHIBIT NO.	DESCRIPTION
10.2**	Amendment to 2015 Incentive Plan dated April 19, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on June 29, 2016).

10.3**	Amendment to 2015 Incentive Plan dated March 13, 2020 (incorporated herein by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Commission on April 6, 2020).

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

10.7**	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2015).

10.8**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.9
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

10.10
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

10.11
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

10.12
Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (as amended and restated through February 27, 2019) (incorporated by reference to Exhibit 10.30 to the Company’s Transition Report on Form 10-K filed with the Commission on February 27, 2019).

10.13
Third Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017).

10.14
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated as of February 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 27, 2019).

10.15
Form of Contribution Agreement, dated as of June 3, 2021, by and between Seller and Centerspace, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.16
Form of Tax Protection Agreement, by and among Seller, Centerspace, and Centerspace, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.17
Amendment to Limited Partnership Agreement of the Partnership, dated September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.18
Master Credit Facility, dated as of September 1, 2021, among certain wholly-owned subsidiaries of Centerspace and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

EXHIBIT NO.	DESCRIPTION
10.19
Assumption Agreement and Amendment to Loan Documents, dated as of September 1, 2021, among CSR - Palisades, LLC, Minnesota Life Insurance Company and Palisades Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.20
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

10.21
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

10.22
Term Loan Agreement, dated as of November 22, 2022, among Centerspace, LP, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 28, 2022).

10.23
Employment Agreement, effective March 31, 2023, by and between the Company and Anne Olson (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.24	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.25
Separation Agreement, effective as of March 31, 2023, by and between the Company and Mark Decker, Jr. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.26
Promissory Note, dated April 26, 2023, by CSR - PARKHOUSE, LLC in favor of State Farm Life Insurance Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.27
Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents, dated April 26, 2023, by CSR - PARKHOUSE, LLC, in favor of the Public Trustee of the County (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.28
Guaranty Agreement, dated April 26, 2023, by Centerspace in favor of State Farm Life (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.29
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

10.30
Employment Agreement, effective February 20, 2024, by and between Centerspace and Bhairav Patel (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2024).

10.31
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

10.32
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

10.33
Amendment No. 2, dated July 29, 2024, to Equity Distribution Agreement, dated September 10, 2021, as amended by Amendment No. 1 to the Equity Distribution Agreement, effective as of May 9, 2024, between the Company and BMO Capital Markets Corp., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., BTIG LLC, Jefferies LLC, Piper Sandler & Co., Raymond James & Associates, Inc., RBC Capital Markets, LLC and UBS Securities LLC and certain of their affiliates and agents (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2024).

EXHIBIT NO.	DESCRIPTION
10.34
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

10.35
Amendment No. 4 to Note Purchase and Private Shelf Agreement, dated October 28, 2024, by and among Centerspace, LP, Centerspace, Centerspace, Inc., PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2024.)

19.1	Insider Trading Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2024).

21.1†	Subsidiaries of Centerspace

23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included on the signature page to this Annual Report on Form 10-K and incorporated by reference herein).

31.1†	Section 302 Certification of President and Chief Executive Officer

31.2†	Section 302 Certification of Executive Vice President and Chief Financial Officer

32.1†	Section 906 Certification of the President and Chief Executive Officer

32.2†	Section 906 Certification of the Executive Vice President and Chief Financial Officer

97.1	Clawback Policy (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on February 20, 2024).

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these Consolidated Financial Statements, and (vi) the Cover Page to our Annual Report on From 10-K.

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

Date: February 18, 2025	Centerspace

	By:	/s/ Anne Olson
Anne Olson
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Schissel
John A. Schissel	Trustee & Chairman	February 18, 2025

/s/ Anne Olson
Anne Olson	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 18, 2025

/s/ Bhairav Patel
Bhairav Patel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 18, 2025

/s/ Jeffrey P. Caira
Jeffrey P. Caira	Trustee	February 18, 2025

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 18, 2025

/s/ Rodney Jones-Tyson
Rodney Jones-Tyson	Trustee	February 18, 2025

/s/ Ola Oyinsan Hixon
Ola Oyinsan Hixon	Trustee	February 18, 2025

/s/ Jay L. Rosenberg
Jay L. Rosenberg	Trustee	February 18, 2025

CENTERSPACE AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Centerspace

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Centerspace
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 18, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Minneapolis, Minnesota
February 18, 2025

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	December 31, 2024	December 31, 2023
ASSETS
Real estate investments
Property owned	$2,480,741	$2,420,146
Less accumulated depreciation	(625,980)	(530,703)
Total real estate investments	1,854,761	1,889,443
Cash and cash equivalents	12,030	8,630
Restricted cash	1,099	639
Other assets	45,817	27,649
TOTAL ASSETS	$1,913,707	$1,926,361
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$59,319	$62,754
Revolving lines of credit	47,359	30,000
Notes payable, net of unamortized loan costs of $480 and $541, respectively	299,520	299,459
Mortgages payable, net of unamortized loan costs of $3,262 and $3,427, respectively	608,506	586,563
TOTAL LIABILITIES	$1,014,704	$978,776
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at December 31, 2024 and 2023, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Series C Preferred Shares of Beneficial Interest (Cumulative redeemable preferred shares, no par value, $25 per share liquidation preference, no shares issued and outstanding at December 31, 2024 and 3,881 shares issued and outstanding at December 31, 2023)	—	93,530
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,719 shares issued and outstanding at December 31, 2024 and 14,963 shares issued and outstanding at December 31, 2023)	1,269,549	1,165,694
Accumulated distributions in excess of net income	(615,242)	(548,273)
Accumulated other comprehensive loss	(407)	(1,119)
Total shareholders’ equity	$653,900	$709,832
Noncontrolling interests – Operating Partnership and Series E preferred units	227,870	220,544
Noncontrolling interests – consolidated real estate entities	673	649
TOTAL EQUITY	$882,443	$931,025
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,913,707	$1,926,361
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(in thousands, except per share data)
	Year Ended December 31,
	2024	2023	2022
REVENUE	$260,983	$261,309	$256,716
EXPENSES
Property operating expenses, excluding real estate taxes	76,338	77,053	80,070
Real estate taxes	26,906	28,759	28,567
Property management expense	9,128	9,353	9,895
Casualty loss	3,307	2,095	1,591
Depreciation and amortization	106,450	101,678	105,257
Impairment of real estate investments	—	5,218	—
General and administrative expenses	17,802	20,080	17,516
TOTAL EXPENSES	239,931	244,236	242,896
Gain (loss) on sale of real estate and other investments	(577)	71,244	41
Loss on litigation settlement	—	(3,864)	—
Operating income	20,475	84,453	13,861
Interest expense	(37,280)	(36,429)	(32,750)
Interest and other income	2,613	1,207	1,248
NET INCOME (LOSS)	(14,192)	49,231	(17,641)
Dividends to Series D preferred unitholders	(640)	(640)	(640)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	3,635	(7,141)	4,299
Net income attributable to noncontrolling interests – consolidated real estate entities	(131)	(125)	(127)
Net income (loss) attributable to controlling interests	(11,328)	41,325	(14,109)
Dividends to preferred shareholders	(4,821)	(6,428)	(6,428)
Redemption of preferred shares	(3,511)	—	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(19,660)	$34,897	$(20,537)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(1.27)	$2.33	$(1.35)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(1.27)	$2.32	$(1.35)

Weighted average shares - basic	15,504	14,994	15,216

Weighted average shares - dilutive	15,504	17,118	15,216
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(in thousands)
	Year Ended December 31,
	2024	2023	2022
NET INCOME (LOSS)	$(14,192)	$49,231	$(17,641)
Other comprehensive income (loss):
Unrealized gain from derivative instrument	—	—	1,581
Loss on derivative instrument reclassified into earnings	712	936	799
Total comprehensive income (loss)	$(13,480)	$50,167	$(15,261)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	3,745	(6,985)	4,708
Net comprehensive income attributable to noncontrolling interests – consolidated real estate entities	(131)	(125)	(127)
Comprehensive income (loss) attributable to controlling interests	$(9,866)	$43,057	$(10,680)

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	LOSS	INTERESTS	EQUITY
Balance at December 31, 2021	$93,530	15,016	$1,157,255	$(474,318)	$(4,435)	$224,248	$996,280
Net loss attributable to controlling interest and noncontrolling interests				(14,109)		(4,172)	(18,281)
Change in fair value of derivatives and amortization of swap settlements					2,380		2,380
Distributions – common shares and Units ($2.92 per share and Unit)				(44,567)		(2,878)	(47,445)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($3.875 per unit)						(7,029)	(7,029)
Share-based compensation, net of forfeitures		25	2,615				2,615
Sale of common shares, net		321	31,439				31,439
Issuance of Units			13,023			9,859	22,882
Redemption of Units for common shares		24	(1,353)			1,353	—
Redemption of Units for cash						(4,141)	(4,141)
Redemption of Series E preferred units for common shares		67	(3,667)			3,667	—
Shares repurchased		(432)	(29,059)				(29,059)
Change in value of Series D preferred units			8,771				8,771
Shares withheld for taxes			(1,284)				(1,284)
Other		(1)	(256)			(148)	(404)
Balance at December 31, 2022	$93,530	15,020	$1,177,484	$(539,422)	$(2,055)	$220,759	$950,296
Net loss attributable to controlling interests and noncontrolling interests				41,325		7,266	48,591
Amortization of swap settlements					936		936
Distributions – common shares and Units ($2.92 per share and Unit)				(43,748)		(2,694)	(46,442)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($3.875 per unit)						(6,756)	(6,756)
Share-based compensation, net of forfeitures		20	3,295				3,295
Redemption of Units for common shares		109	(1,910)			1,910	—
Redemption of Series E preferred units for common shares		31	(1,390)			1,390	—
Shares repurchased		(216)	(11,539)				(11,539)
Other		(1)	(246)			(682)	(928)
Balance at December 31, 2023	$93,530	14,963	$1,165,694	$(548,273)	$(1,119)	$221,193	$931,025
Net income attributable to controlling interests and noncontrolling interests				(11,328)		(3,504)	(14,832)
Amortization of swap settlements					712		712
Distributions – common shares and Units ($3.00 per share and Unit)				(47,309)		(2,602)	(49,911)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,821)			(4,821)
Distributions – Series E preferred units ($3.875 per unit)						(6,615)	(6,615)
Share-based compensation, net of forfeitures		14	3,014				3,014
Sale of common shares, net		1,587	112,003				112,003
Issuance of Units			5,296			8,579	13,875
Redemption of Units for common shares		71	(2,663)			2,663	—
Redemption of Series E preferred units for common shares		172	(8,938)			8,938	—
Shares repurchased	(93,530)	(88)	(4,703)	(3,511)			(101,744)
Other		—	(154)			(109)	(263)
Balance at December 31, 2024	$—	16,719	$1,269,549	$(615,242)	$(407)	$228,543	$882,443
 See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,192)	$49,231	$(17,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	107,648	103,172	106,208
(Gain) loss on sale of real estate and other investments	577	(71,240)	(41)
Share-based compensation expense	3,014	3,295	2,615
Impairment of real estate investments	—	5,218	—
(Gain) loss on interest rate swap termination, mark-to-market, and amortization	712	936	(118)
Provision for bad debt	945	340	1,355
Non-cash casualty loss	2,389	1,350	254
Other, net	611	86	(646)
Changes in other assets and liabilities:
Other assets	(4,898)	(760)	(645)
Accounts payable and accrued expenses	1,442	(2,108)	650
Net cash provided by operating activities	$98,248	$89,520	$91,991
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	(13,557)	(1,579)	—
Net proceeds from sale of real estate and other investments	18,251	223,259	41
Proceeds from insurance	1,949	328	1,668
Payments for acquisitions of real estate assets	(1,030)	(42,226)	(104,666)
Payments for improvements of real estate assets	(56,654)	(58,825)	(56,568)
Other investing activities	325	(748)	(569)
Net cash provided by (used by) investing activities	$(50,716)	$120,209	$(160,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	90,000	—
Principal payments on mortgages payable	(10,860)	(46,749)	(28,960)
Proceeds from revolving lines of credit	130,537	135,104	191,860
Principal payments on revolving lines of credit	(113,178)	(218,604)	(154,360)
Net proceeds from notes payable and other debt	—	—	99,529
Principal payments on notes payable and other debt	—	(100,000)	—
Payments for termination of interest rate swaps	—	—	(3,209)
Proceeds from sale of common shares, net of issuance costs	112,071	—	31,439
Repurchase of common shares	(4,703)	(11,539)	(29,059)
Redemption of Series C preferred shares	(97,041)	—	—
Repurchase of partnership units	—	(38)	(4,141)
Distributions paid to common shareholders	(45,789)	(43,742)	(44,461)
Distributions paid to preferred shareholders	(4,821)	(6,428)	(6,428)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(9,111)	(9,530)	(9,797)
Distributions paid to Series D preferred unitholders	(640)	(640)	(640)
Other financing activities	(137)	(185)	(404)
Net cash provided by (used by) financing activities	$(43,672)	$(212,351)	$41,369
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	3,860	(2,622)	(26,734)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	9,269	11,891	38,625
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$13,129	$9,269	$11,891

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,992	$9,747	$6,008
Operating partnership units converted to common shares	(2,663)	(1,910)	(1,353)
Distributions declared but not paid	13,178	11,552	11,625
Retirement of shares withheld for taxes	122	190	1,284
Loss on litigation settlement	—	1,000	—
Involuntary conversion of assets	(3,306)	(4,224)	—
Real estate assets acquired through assumption of debt	39,000	52,723	41,623
Real estate assets and related notes receivable acquired through issuance of operating partnership units	13,875	—	22,882
Fair value adjustment to debt	(7,568)	(3,924)	1,224
Series E preferred units converted to common shares	(8,938)	(1,390)	(3,667)
Non-cash interest income	1,354	—	—
Change in value of Series D preferred units	—	—	8,771
Real estate assets acquired through exchange of note receivable	—	—	43,276
Note receivable exchanged through real estate acquisition	—	—	(43,276)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	33,537	34,182	31,272

	(in thousands)
Balance sheet description	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$12,030	$8,630	$10,458
Restricted cash	1,099	639	1,433
Total cash, cash equivalents and restricted cash	$13,129	$9,269	$11,891
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”) is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2024, Centerspace owned interests in 71 apartment communities consisting of 13,012 apartment homes.
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
The Company’s interest in the Operating Partnership as of December 31, 2024 and 2023 was 85.3% and 83.6%, respectively, of the limited partnership units of the Operating Partnership (“Units”), which includes 100% of the general partnership interest.
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
RECLASSIFICATIONS
Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the Consolidated Statements of Operations, total assets, liabilities or equity as reported in the Consolidated Balance Sheets and the classifications within the Consolidated Statements of Cash Flows.
RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	This ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	This ASU is effective and was adopted during the current year ended December 31, 2024.	The ASU required additional disclosure but did not have a material impact on the Consolidated Financial Statements.
ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses	This ASU is intended to improve financial reporting by requiring public companies disclose additional information about specific expense categories in the notes to the financial statements.	This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.	The ASU will require additional disclosure but is not expected to have a material impact on the Consolidated Financial Statements.
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.9 billion as of December 31, 2024 and 2023, respectively. Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and consider whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocate the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on the Company’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
The Company follows the real estate project costs guidance in Accounting Standards Codification (“ASC”) 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. The Company did not capitalize interest during the years ended December 31, 2024, 2023, and 2022.
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
During the years ended December 31, 2024 and 2022, the Company did not record a loss for impairment on real estate. During the year ended December 31, 2023, the Company incurred a loss of $5.2 million for the impairment of two apartment communities. The Company recognized impairments of $3.0 million on one apartment community in Richfield, MN and $2.2 million on one apartment community in New Hope, MN. These properties were written-down to estimated fair value based on receipt of market offers to purchase the apartment communities.
The Company classifies properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company generally considers these criteria met when the transaction has been approved by its Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. The Company had no properties classified as held for sale at December 31, 2024 and 2023.
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
As of December 31, 2024 and 2023, restricted cash consisted of $1.1 million and $639,000, respectively, in escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the years ended December 31, 2024, 2023, and 2022, rental income represents approximately 98.3%, 98.1%, and 97.7%, respectively, of total revenues and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the years ended December 31, 2024, 2023, and 2022, other property revenues represent the remaining 1.7%, 1.9%, and 2.3%, respectively, of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of December 31, 2024, was as follows:

(in thousands)
2025	$2,670
2026	2,557
2027	2,308
2028	1,946
2029	1,626
Thereafter	6,045
Total scheduled lease income - operating leases	$17,152
REVENUES AND GAINS OR LOSSES ON SALE OF REAL ESTATE
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
The following table presents the disaggregation of revenue streams for the years ended December 31, 2024, 2023, and 2022:

		(in thousands)
		Year ended December 31,
Revenue Stream	Applicable Standard	2024	2023	2022
Fixed lease income - operating leases	Leases	$243,008	$243,931	$240,031
Variable lease income - operating leases	Leases	13,419	12,433	10,754
Other property revenue	Revenue from contracts with customers	4,556	4,945	5,931
Total revenue		$260,983	$261,309	$256,716
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the years ended December 31, 2024, 2023, and 2022, the Company recognized a loss of $577,000, gain of $71.2 million, and gain of $41,000, respectively, on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of December 31, 2024, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
INCOME TAXES
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the years ended December 31, 2024, 2023, and 2022, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).

The Company has one TRS, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items including any valuation allowances for the TRS for the years ended December 31, 2024, 2023, and 2022.
The Company conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2024, 2023, and 2022:

CALENDAR YEAR	2024	2023	2022
Tax status of distributions
Capital gain	—%	48.79%	—%
Ordinary income	41.71%	28.46%	13.42%
Return of capital	58.29%	22.75%	86.58%
VARIABLE INTEREST ENTITY
Centerspace has determined that its Operating Partnership and each of its less-than-wholly owned real estate partnerships are variable interest entities (each, a “VIE”), as the limited partners or the functional equivalent of limited partners lack substantive kick-out rights and substantive participating rights. The Company is the primary beneficiary of the VIEs, and the VIEs are required to be consolidated on the balance sheet because the Company has a controlling financial interest in the VIEs and has both the power to direct the activities of the VIEs that most significantly impact the economic performance of the VIEs as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. Because the Operating Partnership is a VIE, all the Company’s assets and liabilities are held through a VIE.
OTHER ASSETS
As of December 31, 2024 and 2023, other assets consisted of the following amounts:

	in thousands
	December 31, 2024	December 31, 2023
Receivable arising from straight line rents	$408	$347
Accounts receivable, net of allowance	384	267
Real estate related notes receivable	25,092	7,039
Prepaid assets	8,271	7,828
Other assets(1)	4,626	5,294
Intangible assets, net of accumulated amortization	1,977	2,723
Property and equipment, net of accumulated depreciation	2,543	2,798
Goodwill	491	491
Deferred charges and leasing costs	2,025	862
Total Other Assets	$45,817	$27,649
(1)See Involuntary Conversion of Assets discussion below for additional information on insurance receivable included here.
Real estate related notes receivable. In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company acquired a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of December 31, 2024, the principal balance was $4.1 million, which appears within other assets in the Consolidated Balance Sheets at fair value. The note bears an interest rate of 6.0% with payments due periodically each year.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company acquired a tax increment financing note receivable (“TIF”) with an initial principal balance of $6.6 million. As of December 31, 2024 and 2023, the principal balance was $5.2 million and $5.7 million, respectively, which appears within other assets in the Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039 and may be prepaid in whole or in part at any time.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum which accrues interest that is added to the principal balance and is payable at maturity. As of December 31, 2024 and 2023, the Company had funded $15.1 million and $1.6 million of the mezzanine loan, which appears within other assets in the Consolidated Balance Sheets. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement.

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
Property and equipment. Property and equipment consists primarily of office equipment located at the Company’s corporate offices in Minot, North Dakota and in Minneapolis, Minnesota. As of December 31, 2024 and 2023, property and equipment cost was $4.0 million and $4.6 million, respectively. The Consolidated Balance Sheets reflect these assets at cost, net of accumulated depreciation of $1.5 million and $1.8 million as of December 31, 2024 and 2023, respectively, and are included within other assets.
Intangible Assets. Intangible assets consist of in-place leases valued at the time of acquisition. The amortization period reflects the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes. For the years ended December 31, 2024, 2023, and 2022, the Company recognized $2.8 million, $2.6 million, and $12.3 million, respectively, of amortization expense related to these intangibles, included within depreciation and amortization in the Consolidated Statements of Operations. The intangible assets remaining at December 31, 2024 related to in-place leases of multifamily apartment homes will be fully amortized in 2025, while in-place leases related to commercial spaces at certain apartment communities will be fully amortized by 2036.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations within the Property operating expenses, excluding real estate taxes line item. During the years ended December 31, 2024, 2023, and 2022 total advertising expense was $3.3 million, $3.2 million, and $3.2 million, respectively.
SEVERANCE AND TRANSITION
On March 23, 2023, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) in connection with the departure of our former CEO. During the year ended December 31, 2023, the Company incurred total severance costs of $2.2 million for the cash severance and benefits for the former CEO, $737,000 in share-based compensation expense for the acceleration of certain equity awards, and $306,000 in other CEO transition related expenses. These expenses are included within general and administrative expenses in the Consolidated Statements of Operations. Refer to Note 13 for additional information on the share-based compensation expense. During the year ended December 31, 2024, the Company had no severance and transition costs.
INVOLUNTARY CONVERSION OF ASSETS
During the year ended December 31, 2024, Centerspace recognized $2.8 million in casualty losses resulting from six new insurance events and updated estimates on four previously reported events. The Company also recorded $566,000 in offsetting insurance receivables for new insurance events which are recorded within other assets on the Consolidated Balance sheets. Any business interruption insurance proceeds will be recognized when received, in accordance with ASC 610-30.
In April 2023, a portion of an apartment community was destroyed by fire. The Company recorded a write-down of the apartment community asset, in accordance with ASC 610-30 on involuntary conversion of non-monetary assets, totaling $1.3 million with an offsetting insurance receivable recorded within other assets on the Consolidated Balance Sheets. During the year ended December 31, 2024, the claim was settled for $1.6 million, including remediation and other operating expenses.
During the year ended December 31, 2023, Centerspace recorded $2.0 million in additional write-downs to three apartment community assets due to separate insurance events with offsetting insurance receivables totaling $1.2 million recorded within other assets on the Consolidated Balance Sheets.

LITIGATION SETTLEMENT
During the year ended December 31, 2023, the Company recorded a loss on litigation settlement of $3.9 million due to a trial judgment entered against Centerspace for property damage, resulting in monetary losses. Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claimed a retaining wall at one of the Company’s apartment communities was causing water damage to the neighboring property. The original judgment was ordered on October 9, 2023 for $2.9 million which the Company immediately paid. In November 2023, the claimant filed motions requesting additional interest on the judgment and trial costs. Subsequent to December 31, 2023, the claimant was awarded an additional $1.0 million in judgment related interest and costs. The Company paid the additional amount and recorded the loss on litigation for the year ended December 31, 2023. After the additional judgment, the claimant’s appeal was dismissed. The Company believes this matter is settled.
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
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022:

	(in thousands, except per share data)
	Year Ended December 31,
	2024	2023	2022
NUMERATOR
Net income (loss) attributable to controlling interests	(11,328)	41,325	(14,109)
Dividends to preferred shareholders	(4,821)	(6,428)	(6,428)
Redemption of preferred shares	(3,511)	—	—
Numerator for basic income (loss) per share – net income (loss) available to common shareholders	(19,660)	34,897	(20,537)
Noncontrolling interests – Operating Partnership and Series E preferred units(1)	—	4,877	—
Dividends to preferred unitholders(2)	—	—	—
Numerator for diluted income (loss) per share	$(19,660)	$39,774	$(20,537)
DENOMINATOR
Denominator for basic income (loss) per share weighted average shares	15,504	14,994	15,216
Effect of Series E preferred units	—	2,100	—
Effect of diluted restricted stock awards and restricted stock units	—	24	—
Denominator for diluted income (loss) per share	15,504	17,118	15,216

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$(1.27)	$2.33	$(1.35)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$(1.27)	$2.32	$(1.35)
(1)For the years ended December 31, 2024 and 2022, the impact of Units and Series E preferred units was excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
(2)For the years ended December 31, 2024, 2023, and 2022, dividends to preferred unitholders were excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
For the year ended December 31, 2024, operating partnership units of 870,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs and options of 24,000, and performance-

based RSUs of 31,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the year ended December 31, 2023, operating partnership units of 925,000 and Series D preferred units of 228,000, as converted, were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net income per share.
For the year ended December 31, 2022, operating partnership units of 978,000, Series E preferred units of 2.2 million, as converted, Series D preferred Units of 228,000, as converted, stock options of 28,000, time-based RSUs of 10,000, and performance-based restricted stock awards of 30,000, were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units as of December 31, 2024 and 2023. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $16.6 million. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Series C Preferred Shares. On August 30, 2024, we delivered notice to holders of our Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, the Company completed the redemption of all the outstanding Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, which were $3.5 million in excess of the carrying value and are included in redemption of preferred shares on the Consolidated Statements of Operations. Such shares were no longer outstanding as of December 31, 2024. Series C preferred shares outstanding were 3.9 million at December 31, 2023. The Series C preferred shares were nonvoting and redeemable for cash at $25 per share at Centerspace’s option. Holders of these shares were entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrued at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25 per share liquidation preference.
Operating Partnership Units. Outstanding Units in the Operating Partnership were 980,000 Units at December 31, 2024 and 861,000 Units at December 31, 2023. During the year ended December 31, 2024, Centerspace issued 190,000 Units as partial consideration for the acquisition of one apartment community located in Denver, Colorado.
Exchange Rights.  Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the years ended December 31, 2024 and 2023 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year ended December 31, 2024	71	$(2,663)
Year ended December 31, 2023	109	$(1,910)
Pursuant to the exercise of exchange rights, the Company redeemed Units for cash during the years ended December 31, 2024 and 2023 as detailed in the table below.

(in thousands, except per Unit data)
	Number of	Aggregate	Average Price
	Units Redeemed	Cost	Per Unit
Year ended December 31, 2024	—	$—	$—
Year ended December 31, 2023	2	$130	$54.05
Series E Preferred Units (Noncontrolling interest). Centerspace had 1.6 million and 1.7 million Series E preferred units outstanding as of December 31, 2024 and 2023, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units have an aggregate liquidation preference of $158.2 million at December 31, 2024. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the years ended December 31, 2024 and 2023 as detailed below.

	(in thousands)
	Number of Series E	Number of	Total
	Preferred Units Redeemed	Common Shares Issued	Value
Year ended December 31, 2024	143	172	$8,938
Year ended December 31, 2023	26	31	$1,390
The Company redeemed Series E preferred units in exchange for cash in connection with Series E unitholders exercising their exchange rights during the years ended December 31, 2024 and 2023 as detailed below.

(in thousands)
	Number of Series E	Aggregate	Average Price
	Preferred Units Redeemed	Cost	Per Series E Unit (1)
Year ended December 31, 2024	—	$—	$—
Year ended December 31, 2023	7	$447	$52.45
(1)Average price per Series E unit factoring in conversion rate of 1.20482 Units for each Series E preferred unit.
Common Shares and Equity Awards. Common shares outstanding on December 31, 2024 and 2023 totaled 16.7 million and 15.0 million, respectively. During the years ended December 31, 2024 and 2023, Centerspace issued approximately 13,524 and 19,606 common shares, respectively, with a total grant-date value of $1.0 million and $1.8 million, respectively, under its 2015 Incentive Plan, as share-based compensation for employees and trustees. These shares vested based on performance and service criteria. Refer to Note 13 for additional details on share-based compensation. During the year ended December 31, 2024, approximately 200 common shares were forfeited under the 2015 Incentive Plan compared to 15,000 common shares forfeited during the year ended December 31, 2023.
Equity Distribution Agreement. On September 9, 2024 Centerspace amended its equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The amendment increased the maximum aggregate offering price of common shares available for offer and sale thereunder from $250.0 million to $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2024, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.
The table below provides details on the sale of common shares under the ATM Program during the years ended December 31, 2024 and 2023.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2024(2)	1,587	$112,613	$71.66
Year ended December 31, 2023	—	$—	$—
(1)Total consideration is net of $1.1 million in commissions for the year ended December 31, 2024.
(2)Includes 869,000 shares sold on a forward basis for $62.7 million which were physically settled during the year ended December 31, 2024.
Share Repurchase Program. On March 10, 2022, the Board of Trustees approved a share repurchase program (the “ Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company had $4.7 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2024	88	$4,703	$53.62
Year ended December 31, 2023	216	$11,539	$53.44
(1)Amount includes commissions.
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
The Company’s noncontrolling interests – consolidated real estate entities at December 31, 2024 and 2023 were as follows:

	(in thousands)
	December 31, 2024	December 31, 2023
IRET - Cypress Court Apartments, LLC	$673	$649
Noncontrolling interests – consolidated real estate entities	$673	$649
NOTE 6 • DEBT
The following table summarizes the Company’s secured and unsecured debt at December 31, 2024 and December 31, 2023:

	(in thousands)
	December 31, 2024		December 31, 2023
	Carrying Amount	Interest Rate	Carrying Amount	Interest Rate	Weighted Average Maturity in Years at December 31, 2024
Lines of credit (1)	$47,359	5.86%	$30,000	6.74%	3.37
Unsecured senior notes(2)(4)	300,000	3.12%	300,000	3.12%	5.62
Unsecured debt	347,359		330,000		5.31
Mortgages payable - Fannie Mae credit facility(4)	198,850	2.78%	198,850	2.78%	6.56
Mortgages payable - other(3)(4)	420,414	4.02%	392,274	4.05%	5.39
Secured debt	$619,264		$591,124		5.76
Subtotal	$966,623	3.58%	$921,124	3.54%	5.60
Premiums and discounts, net	$(7,496)		$(1,134)
Deferred financing costs, net	$(3,742)		$(3,968)
Total debt	$955,385		$916,022
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 15 at December 31, 2024 and 14 at December 31, 2023.
(4)Interest rate is fixed.

As of December 31, 2024, 45 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn, priced at an interest rate of 5.81%. As of December 31, 2023, the Company had additional borrowing availability of $220.0 million beyond the $30.0 million drawn, priced at an interest rate of 7.82%. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this credit facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods, and has an accordion option to increase borrowing capacity up to $400.0 million.
The Secured Overnight Financing Rate (“SOFR”) is the benchmark alternative reference rate under the Facility. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of December 31, 2024.
In September 2024, Centerspace entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2024 there was $3.4 million outstanding on this line of credit. Centerspace had a $6.0 million operating line of credit with Wells Fargo Bank, N.A. with pricing based on SOFR that matured on August 31, 2024. As of December 31, 2023, there was no outstanding balance on this line of credit.
Centerspace had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company had issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million.The Company also has a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of December 31, 2024 and 2023.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2024 and 2023, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
As of December 31, 2024, Centerspace owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. Interest rates on mortgage loans range from 3.45% to 5.04%, and the mortgage loans have varying maturity dates from May 1, 2025, through February 1, 2037. As of December 31, 2024 and 2023, the mortgage loans had a balance of $420.4 million and $392.3 million, respectively, excluding unamortized premiums and discounts. As of December 31, 2024, the Company believes there are no material defaults or instances of material noncompliance in regard to any of these mortgage loans.

The aggregate amount of required future principal payments on lines of credit, notes payable, and mortgages payable, as of December 31, 2024 is as follows:

(in thousands)
2025	$39,649
2026	102,809
2027	48,666
2028	162,321
2029	102,477
Thereafter	510,701
Total payments	$966,623
Premiums and discounts, net	(7,496)
Deferred financing costs, net	(3,742)
Total	955,385
NOTE 7 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable rate interest debt.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next 12 months, the Company estimates an additional $407,000 will be reclassified as an increase to interest expense.
In February 2022, the Company paid $3.2 million to terminate its $75.0 million interest rate swap and its $70.0 million forward swap. As of December 31, 2024 and 2023, the Company had no remaining interest rate swaps.
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
The effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations as of December 31, 2024, 2023, and 2022 is detailed below.

	(in thousands)
	Gain Recognized in OCI			Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Net Income (Loss)
	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Total derivatives in cash flow hedging relationships - interest rate swaps	$—	$—	$1,581	Interest expense	$(712)	$(936)	$(799)
NOTE 8 • FAIR VALUE MEASUREMENTS
Cash and cash equivalents, restricted cash, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt and notes payable that re-price frequently, fair values are based on carrying values.
In determining the fair value of other financial instruments, Centerspace applies FASB ASC 820, “Fair Value Measurement and Disclosures”. Fair value hierarchy under ASC 820 distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (Levels 1 and 2) and the reporting entity’s own assumptions about market participant data (Level 3). Fair value estimates may differ from the amounts that may ultimately be realized upon sale or disposition of the assets and liabilities.

Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets
Real estate related notes receivable	Other assets	$25,092	$—	$—	$25,092
December 31, 2023
Assets
Real estate related notes receivable	Other assets	$7,039	$—	$—	$7,039
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

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2024
Real estate related notes receivable	$25,092	$23	$1,554	$1,577
Year ended December 31, 2023
Real estate related notes receivable	$7,039	$19	$272	$291
As of December 31, 2024 and 2023, Centerspace had investments totaling $2.7 million and $2.1 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of December 31, 2024, the Company had unfunded commitments of $950,000.
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2023 consisted of real estate investments that were written-down to estimated fair value during the year ended December 31, 2023.

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

The estimated fair values of the Company’s financial instruments as of December 31, 2024 and 2023 are as follows:

		(in thousands)
		December 31, 2024		December 31, 2023
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$12,030	$12,030	$8,630	$8,630
Restricted cash	Restricted cash	1,099	1,099	639	639
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	47,359	47,359	30,000	30,000
Unsecured senior notes	Notes payable	300,000	253,808	300,000	252,108
Mortgages payable - Fannie Mae credit facility	Mortgages payable	198,850	166,679	198,850	168,555
Mortgages payable - other(1)	Mortgages payable	420,414	383,213	392,274	367,080
(1)Excludes debt premiums and discounts

NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired $53.4 million and $94.5 million of new real estate during the years ended December 31, 2024 and 2023, respectively. The Company’s acquisitions during the years ended December 31, 2024 and 2023 are detailed below.
Year Ended December 31, 2024

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration			Investment Allocation
Acquisitions			Cash	Units(2)	Other(3)	Land	Building	Intangible Assets(4)	Other(5)
129 homes - The Lydian - Denver, CO	October 1, 2024	$53,359	$484	$13,875	$39,000	$4,804	$34,997	$2,263	$11,295
Total Acquisitions		$53,359	$484	$13,875	$39,000	$4,804	$34,997	$2,263	$11,295
(1)Excludes $546,000 in capitalized transaction cost.
(2)Fair value of operating partnership units issued on acquisition, including a $641,000 fair value adjustment.
(3)Assumption of seller's debt upon closing.
(4)Intangible assets consist of in-place leases valued at the time of acquisition.
(5)Debt premium on assumed mortgage and TIF note acquired. Refer to Note 2 for further TIF note discussion.
Year Ended December 31, 2023

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration		Investment Allocation
Acquisitions			Cash	Other(2)	Land	Building	Intangible Assets(3)	Other(4)
303 homes - Lake Vista Apartment Homes - Loveland, CO	October 11, 2023	$94,500	$41,777	$52,723	$6,618	$80,737	$3,221	$3,924
Total Acquisitions		$94,500	$41,777	$52,723	$6,618	$80,737	$3,221	$3,924
(1)Excludes $405,000 in capitalized transaction cost.
(2)Assumption of seller's debt upon closing.
(3)Intangible assets consist of in-place leases valued at the time of acquisition.
(4)Debt premium on assumed mortgage.
DISPOSITIONS
During the year ended December 31, 2024, Centerspace disposed of two apartment communities in two exchange transactions for an aggregate sales price of $19.0 million. During the year ended December 31, 2023, Centerspace disposed of 13 apartment communities and associated commercial space in five transactions for an aggregate sales price of $226.8 million. The dispositions for the years ended December 31, 2024 and 2023 are detailed below.

Year Ended December 31, 2024

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
69 homes - Southdale Parc - Richfield, MN	February 29, 2024	$6,200	$6,497	$(297)
136 homes - Wingate - New Hope, MN	February 29, 2024	12,800	13,080	(280)
Total Dispositions		$19,000	$19,577	$(577)
Year Ended December 31, 2023

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
115 homes - Boulder Court - Eagan, MN	March 8, 2023	$14,605	$4,971	$9,634
498 homes - 2 Nebraska apartment communities	March 14, 2023	48,500	15,025	33,475
892 homes - 5 Minnesota apartment communities	March 15, 2023	74,500	55,186	19,314
62 homes - Portage - Minneapolis, MN	March 15, 2023	6,650	9,098	(2,448)
712 homes - 4 North Dakota apartment communities	September 14, 2023	82,500	71,235	11,265
Total Dispositions		$226,755	$155,515	$71,240
NOTE 10 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information.
The chief executive officer and chief financial officer are the chief operating decision-makers. The CODMs evaluate each property’s operating results using net operating income (“NOI”) to make decisions about resources to be allocated, to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other assets, impairment, depreciation, amortization, financing, including interest income and interest expense, property management expenses, loss on litigation settlement, casualty losses, and general and administrative expense.
The apartment communities have similar long-term economic characteristics and similar operating characteristics, such as type and length of lease, services offered to residents, and property management practices. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment, Multifamily. “All other” is composed of non-multifamily properties, non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale, which did not meet the aggregation criteria. During the year ended December 31, 2024, two sold apartment communities were reclassified from the multifamily segment to all other for all periods presented.
The following tables present NOI for the years ended December 31, 2024, 2023, and 2022, respectively, along with reconciliations to net income (loss) as reported in the Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Consolidated Financial Statements.

	(in thousands)
Year ended December 31, 2024	Multifamily	All Other	Total
Revenue	$257,865	$3,118	$260,983
Property operating expenses
On-site compensation(1)	27,060	86	27,146
Repairs and maintenance(2)	15,142	259	15,401
Utilities	15,300	224	15,524
Administrative and marketing	7,147	36	7,183
Insurance	10,983	101	11,084
Real estate taxes	26,317	589	26,906
Net operating income	$155,916	$1,823	$157,739
Property management expenses			(9,128)
Casualty loss			(3,307)
Depreciation and amortization			(106,450)
General and administrative expenses			(17,802)
Loss on sale of real estate and other investments			(577)
Interest expense			(37,280)
Interest and other income			2,613
Net loss			$(14,192)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Year ended December 31, 2023	Multifamily	All Other	Total
Revenue	$243,515	$17,794	$261,309
Property operating expenses
On-site compensation(1)	25,934	1,969	27,903
Repairs and maintenance(2)	13,953	1,727	15,680
Utilities	15,421	1,598	17,019
Administrative and marketing	5,804	425	6,229
Insurance	9,399	823	10,222
Real estate taxes	26,722	2,037	28,759
Net operating income	$146,282	$9,215	$155,497
Property management expenses			(9,353)
Casualty loss			(2,095)
Depreciation and amortization			(101,678)
Impairment of real estate investments			(5,218)
General and administrative expenses			(20,080)
Gain on sale of real estate and other investments			71,244
Interest expense			(36,429)
Interest and other income			1,207
Loss on litigation settlement			(3,864)
Net income			$49,231
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Year ended December 31, 2022	Multifamily	All Other	Total
Revenue	$221,836	$34,880	$256,716
Property operating expenses
On-site compensation(1)	23,038	4,306	27,344
Repairs and maintenance(2)	14,300	3,396	17,696
Utilities	15,845	3,527	19,372
Administrative and marketing	5,130	784	5,914
Insurance	8,007	1,737	9,744
Real estate taxes	24,524	4,043	28,567
Net operating income	$130,992	$17,087	$148,079
Property management expenses			(9,895)
Casualty loss			(1,591)
Depreciation and amortization			(105,257)
General and administrative expenses			(17,516)
Gain on sale of real estate and other investments			41
Interest expense			(32,750)
Interest income and other loss			1,248
Net loss			$(17,641)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of December 31, 2024 and 2023, respectively, along with reconciliations to the Consolidated Financial Statements:

	(in thousands)
As of December 31, 2024	Multifamily	All Other	Total
Segment assets
Property owned	$2,462,762	$17,979	$2,480,741
Less accumulated depreciation	(621,446)	(4,534)	(625,980)
Total real estate investments	$1,841,316	$13,445	$1,854,761
Cash and cash equivalents			12,030
Restricted cash			1,099
Other assets			45,817
Total Assets			$1,913,707

	(in thousands)
As of December 31, 2023	Multifamily	All Other	Total
Segment assets
Property owned	$2,381,461	$38,685	$2,420,146
Less accumulated depreciation	(524,364)	(6,339)	(530,703)
Total real estate investments	$1,857,097	$32,346	$1,889,443
Cash and cash equivalents			8,630
Restricted cash			639
Other assets			27,649
Total Assets			$1,926,361

NOTE 11 • RETIREMENT PLANS
Centerspace sponsors a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. Centerspace currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. Matching contributions are fully vested when made. Centerspace recognized expense of approximately $1.3 million during each of the years ended December 31, 2024, 2023, and 2022.

NOTE 12 • COMMITMENTS AND CONTINGENCIES
Litigation. Centerspace is involved in various lawsuits arising in the normal course of business and believes that such matters will not have a material adverse effect on the Consolidated Financial Statements.
Centerspace was the named defendant in a lawsuit where the owner of a neighboring property claims a retaining wall at one of its apartment communities is causing water damage to the neighboring property. The claim was for damage to the property and monetary losses. During the year ended December 31, 2023, the Company recorded a loss on litigation settlement of $3.9 million due to a trial judgment against Centerspace. The original judgment was ordered on October 9, 2023 for $2.9 million which the Company immediately paid. In November 2023, the claimant filed motions requesting additional interest on the judgment and trial costs. Subsequent to December 31, 2023, the claimant was awarded an additional $1.0 million in judgment related interest and costs. The Company paid the additional amount and recorded the loss on litigation for the year ended December 31, 2023. After the additional judgment, the claimant’s appeal was dismissed. The Company believes this matter is settled.
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
Limitations on Taxable Dispositions. Twenty-eight properties, consisting of approximately 5,162 homes, are subject to limitations on taxable dispositions under agreements entered into with certain sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, the Company has the right, in its sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for its common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2024 and 2023, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for the common shares, was approximately $64.8 million and $50.4 million, respectively.
Unfunded Commitments. Centerspace has unfunded commitments of $950,000 in two real estate technology venture funds. Refer to Note 8 - Fair Value Measurements for additional information regarding these investments.
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and restricted stock units (“RSUs”) up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the

2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through December 31, 2024, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Year Ended December 31, 2024 LTIP Awards
Awards granted to employees on January 1, 2024 consisted of an aggregate of 21,059 time-based RSU awards and 18,876 performance RSUs based on total shareholder return (“TSR”). The time-based RSUs vest as to one-third of the shares on each of January 1, 2025, January 1, 2026, and January 1, 2027.
The performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of RSUs eligible to be earned is 37,752 RSUs, which is 200% of the RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price, the risk-free interest rate on the interest rates on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 27.21%, a risk-free interest rate of 4.01%, and an expected life of 3 years. The share price at the grant date, January 1, 2024, was $58.20 per share.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022 for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense	$3,014	$3,295	$2,615
On March 31, 2023, the Company accelerated the vesting of all unvested time-based RSUs and stock options in connection with the Separation Agreement with our former CEO. This resulted in the acceleration of share-based compensation expense for those awards resulting in an additional $737,000 in expense during the year ended December 31, 2023. Any performance-based RSUs were prorated, in accordance with the award agreement, and will vest at the end of performance period based on actual performance. The remaining performance-based RSUs were forfeited. The former CEO exercised stock options prior to their expiration on June 30, 2023 in a cashless exercise with a net 425 shares issued.
Restricted Stock Units
During the year ended December 31, 2024, the Company issued 21,125 time-based RSUs to employees and 10,192 to trustees. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $1.9 million, $1.8 million, and $1.5 million, respectively. The fair value of share awards at grant date for non-employee trustees was approximately $689,000, $545,000, and $618,000 for the years ended December 31, 2024, 2023, and 2022, respectively. All of these awards are classified as equity awards. The Company recognizes compensation expense associated with the time-based awards ratably over the requisite service period. The total compensation cost related to non-vested time-based RSUs not yet recognized is $966,000, which the Company expects to recognize over a weighted average period of 1.4 years.
The unamortized value of RSUs with market conditions as of December 31, 2024, 2023, and 2022 was approximately $1.4 million, $1.0 million, and $1.7 million, respectively.
The activity for the years ended December 31, 2024, 2023, and 2022 related to RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at December 31, 2021	20,974	$69.97	19,224	$87.04
Granted	15,359	96.29	13,559	131.05
Vested	(13,357)	69.24	—	—
Forfeited	(1,562)	76.49	(2,741)	87.04
Unvested at December 31, 2022	21,414	$88.83	30,042	$106.90
Granted	31,999	57.21	20,497	82.63
Vested	(22,036)	78.74	(13,820)	87.04
Forfeited	(383)	73.85	(14,653)	96.05
Unvested at December 31, 2023	30,994	$65.54	22,066	$104.01
Granted	31,317	61.28	18,876	80.60
Vested	(15,626)	66.15	(9,771)	130.91
Forfeited	(192)	58.42	—	—
Unvested at December 31, 2024	46,493	$61.16	31,171	$81.40
Stock Options
During the year ended December 31, 2024, Centerspace did not issue any stock options to employees. Previously issued stock options vest over a four-year period. The total compensation costs related to non-vested stock options not yet recognized is $77,000, which the Company expects to recognize over a weighted average period of 1.78 years. The stock option activity for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2021	182,677	$67.38
Exercisable at December 31, 2021	34,758	66.36
Granted	30,245	110.67
Exercised	—	—
Forfeited	(16,299)	67.59
Outstanding at December 31, 2022	196,623	$74.02
Exercisable at December 31, 2022	80,421	66.94
Granted	45,955	58.67
Exercised	(20,061)	58.67
Expired	(103,768)	73.03
Forfeited	(1,739)	80.66
Outstanding at December 31, 2023	117,010	$71.41
Exercisable at December 31, 2023	59,477	70.06
Outstanding at December 31, 2024	117,010	$71.41
Exercisable at December 31, 2024	85,433	$70.64
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2024, stock options outstanding had $48,000 aggregate intrinsic value with a weighted average remaining contractual term of 5.2 years years.

CENTERSPACE AND SUBSIDIARIES
December 31, 2024
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Same-Store
71 France - Edina, MN	$48,371	$4,721	$61,762	$2,274	$4,801	$63,956	$68,757	$(23,424)	2014	2014	Up to 37	years
Alps Park Apartments - Rapid City, SD	—	287	5,551	605	336	6,107	6,443	(2,302)	1995	2013	Up to 37	years
Arcata Apartments - Golden Valley, MN	—	2,088	31,036	1,088	2,128	32,084	34,212	(12,789)	2013	2013	Up to 37	years
Ashland Apartment Homes - Grand Forks, ND	—	741	7,569	373	824	7,859	8,683	(3,401)	2010	2012	Up to 37	years
Avalon Cove Townhomes - Rochester, MN	—	1,616	34,074	5,612	1,808	39,494	41,302	(12,204)	2001	2016	Up to 37	years
Bayberry Place - Eagan, MN	11,048	1,807	14,113	1,681	1,865	15,736	17,601	(2,004)	1995	2021	30	years
Burgundy & Hillsboro - New Hope, MN	23,570	2,834	31,149	2,833	2,913	33,903	36,816	(4,508)	1968	2021	30	years
Canyon Lake Apartments - Rapid City, SD	—	305	3,958	2,308	420	6,151	6,571	(3,870)	1972	2001	Up to 37	years
Cardinal Point Apartments - Grand Forks, ND	—	1,600	33,400	619	1,729	33,890	35,619	(7,573)	2013	2013	Up to 37	years
Cascade Shores Townhomes + Flats - Rochester, MN	42,522	6,588	67,072	11,491	6,776	78,375	85,151	(27,993)	2010	2015	Up to 37	years
Castlerock Apartment Homes - Billings, MT	—	736	4,864	1,999	1,069	6,530	7,599	(4,881)	1979	1998	Up to 37	years
Civic Lofts - Denver, CO	—	6,166	55,182	1,195	6,171	56,372	62,543	(6,818)	2019	2021	30	years
Connelly on Eleven - Burnsville, MN	—	2,401	11,515	15,572	3,206	26,282	29,488	(18,685)	1970	2003	Up to 37	years
Cottonwood Apartment Homes - Bismarck, ND	—	1,056	17,372	7,052	2,002	23,478	25,480	(14,904)	1998	1997	Up to 37	years
Country Meadows Apartment Homes - Billings, MT	—	491	7,809	1,527	612	9,215	9,827	(6,367)	1997	1995	Up to 37	years
Cypress Court Apartments - St. Cloud, MN	10,359	1,583	18,879	1,164	1,625	20,001	21,626	(7,737)	2014	2012	Up to 37	years
Deer Ridge Apartment Homes - Jamestown, ND	—	711	24,129	840	790	24,890	25,680	(9,782)	2016	2013	Up to 37	years
Donovan Apartment Homes - Lincoln, NE	—	1,515	15,730	10,350	1,817	25,778	27,595	(10,837)	1992	2012	Up to 37	years
Dylan at RiNo - Denver, CO	—	12,155	77,215	1,699	12,241	78,828	91,069	(19,023)	2016	2017	30	years
Elements of Linden Hills - Minneapolis, MN	5,676	941	7,853	275	949	8,120	9,069	(1,045)	2015	2022	30	years
Evergreen Apartment Homes - Isanti, MN	—	1,129	5,524	761	1,159	6,255	7,414	(2,953)	2006	2008	Up to 37	years
FreightYard Townhomes & Flats - Minneapolis, MN	—	1,889	23,616	1,516	1,745	25,276	27,021	(4,972)	1900	2019	30	years
Gardens Apartments - Grand Forks, ND	—	518	8,702	179	535	8,864	9,399	(3,105)	2015	2015	Up to 37	years
Grand Gateway Apartment Homes - St. Cloud, MN	—	814	7,086	4,229	970	11,159	12,129	(4,862)	2002	2012	Up to 37	years
Greenfield - Omaha, NE	—	578	4,122	3,605	876	7,429	8,305	(4,207)	1992	2007	Up to 37	years
Grove Ridge - Cottage Grove, MN	7,992	1,250	10,271	3,461	1,293	13,689	14,982	(1,659)	1973	2021	30	years
Homestead Garden Apartments - Rapid City, SD	—	655	14,139	2,836	792	16,838	17,630	(5,679)	2004	2014	Up to 37	years
Ironwood - New Hope, MN	—	2,165	36,874	1,278	2,167	38,150	40,317	(6,970)	2018	2020	30	years
Lakeside Village Apartment Homes - Lincoln, NE	—	1,215	15,837	7,437	1,476	23,013	24,489	(9,447)	2000	2012	Up to 37	years
Legacy Apartments - Grand Forks, ND	—	1,362	21,727	10,851	2,475	31,465	33,940	(22,042)	1996	1995	Up to 37	years
Legacy Heights Apartment Homes - Bismarck, ND	—	1,207	13,742	331	1,142	14,138	15,280	(4,454)	2015	2015	Up to 37	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	9,722	7,679	97,488	105,167	(20,144)	2010	2019	30	years
Lyra Apartments - Centennial, CO	37,809	6,473	86,149	1,166	6,481	87,307	93,788	(7,972)	2022	2022	30	years
Martin Blu - Eden Prairie, MN	25,909	3,547	45,212	1,418	3,560	46,617	50,177	(5,754)	2015	2022	30	years
Meadows Apartments - Jamestown, ND	—	590	4,519	2,059	733	6,435	7,168	(4,340)	1999	1998	Up to 37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	1,385	1,951	31,304	33,255	(9,351)	2017	2014	Up to 37	years
Monticello Village - Monticello, MN	—	490	3,756	1,410	655	5,001	5,656	(3,151)	2001	2004	Up to 37	years
New Hope Garden & Village - New Hope, MN	9,943	1,603	12,578	1,631	1,651	14,161	15,812	(2,132)	1969	2021	30	years
Noko Apartments - Minneapolis, MN	—	1,915	42,636	622	1,918	43,255	45,173	(5,152)	2021	2022	30	years
Northridge Apartments - Bismarck, ND	—	884	7,515	306	1,057	7,648	8,705	(2,689)	2014	2014	Up to 37	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2024
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Olympic Village Apartments - Billings, MT	—	1,164	10,441	4,216	1,976	13,845	15,821	(9,478)	2000	2000	Up to 37	years
Oxbo Urban Rentals - St Paul, MN	15,760	5,809	51,586	971	5,822	52,544	58,366	(13,293)	2016	2017	30	years
Palisades - Roseville, MN	19,723	6,919	46,577	12,115	6,959	58,652	65,611	(6,646)	1973	2021	30	years
Park Place Apartments - Plymouth, MN	—	10,609	80,781	21,392	10,819	101,963	112,782	(31,841)	1985	2017	30	years
Parkhouse Apartment Homes - Thornton, CO	87,881	10,474	132,105	6,740	10,484	138,835	149,319	(23,403)	2016	2020	30	years
Plymouth Pointe - Plymouth, MN	9,575	1,042	12,810	1,058	1,073	13,837	14,910	(1,905)	1968	2021	30	years
Pointe West Apartments - Rapid City, SD	—	240	3,538	1,953	463	5,268	5,731	(4,346)	1985	1994	Up to 37	years
Ponds at Heritage Place - Sartell, MN	—	395	4,564	619	419	5,159	5,578	(2,206)	2008	2012	Up to 37	years
Prosper West - Waite Park, MN	16,425	939	10,167	18,091	1,912	27,285	29,197	(19,088)	1989	1995	Up to 37	years
Quarry Ridge Apartments - Rochester, MN	—	2,254	30,024	9,967	2,412	39,833	42,245	(18,450)	2001	2006	Up to 37	years
Red 20 Apartments - Minneapolis, MN	19,159	1,900	24,116	827	1,908	24,935	26,843	(9,822)	2013	2013	Up to 37	years
Regency Park Estates - St. Cloud, MN	6,405	702	10,198	8,565	1,179	18,286	19,465	(8,899)	1994	2011	Up to 37	years
Rimrock West Apartments - Billings, MT	—	330	3,489	1,922	573	5,168	5,741	(3,802)	1975	1999	Up to 37	years
River Pointe - Fridley, MN	25,412	3,346	33,118	5,837	3,426	38,875	42,301	(5,892)	1971	2021	30	years
River Ridge Apartment Homes - Bismarck, ND	—	576	24,670	2,279	936	26,589	27,525	(11,727)	2013	2008	Up to 37	years
Rocky Meadows Apartments - Billings, MT	—	656	5,726	1,672	868	7,186	8,054	(5,233)	1996	1995	Up to 37	years
Rum River Apartments - Isanti, MN	—	843	4,823	548	870	5,344	6,214	(2,877)	2005	2007	Up to 37	years
Silver Springs Apartment Homes - Rapid City, SD	—	215	3,007	1,093	273	4,042	4,315	(1,557)	1985	2014	Up to 37	years
SouthFork Townhomes + Flats - Lakeville, MN	21,675	3,502	40,153	11,915	3,583	51,987	55,570	(15,973)	1988	2019	30	years
Southpoint Apartments - Grand Forks, ND	—	576	9,893	433	666	10,236	10,902	(3,799)	2013	2013	Up to 37	years
Sunset Trail Apartment Homes - Rochester, MN	—	336	12,814	6,840	826	19,164	19,990	(11,246)	2000	1999	Up to 37	years
The Bosk - Woodbury, MN	31,673	5,367	40,422	18,580	5,449	58,920	64,369	(8,834)	1974	2021	30	years
Union Pointe - Longmont, CO	—	5,727	69,966	1,341	5,736	71,298	77,034	(11,212)	2019	2021	30	years
Venue on Knox - Minneapolis, MN	11,660	3,438	14,743	6,562	3,530	21,213	24,743	(3,520)	1959	2021	30	years
Westend - Denver, CO	—	25,525	102,180	3,364	25,532	105,537	131,069	(24,749)	2015	2018	30	years
Whispering Ridge - Omaha, NE	21,800	2,139	25,424	4,942	2,551	29,954	32,505	(12,710)	2010	2013	Up to 37	years
Woodhaven - Minneapolis, MN	14,408	3,940	20,080	2,335	4,040	22,315	26,355	(2,963)	1974	2021	30	years
Woodridge on Second - Rochester, MN	—	370	6,028	6,340	761	11,977	12,738	(8,561)	1990	1997	Up to 37	years
Zest - Minneapolis, MN	7,277	936	10,209	542	946	10,741	11,687	(1,360)	2016	2022	30	years
Total Same-Store	$532,032	$188,308	$1,855,791	$289,819	$200,389	$2,133,529	$2,333,918	$(616,574)

Non-Same-Store
Lake Vista Apartments Homes - Loveland, CO	$52,232	$6,618	$80,737	$1,930	$6,649	$82,636	$89,285	$(4,529)	2011	2023	30	years
Lydian - Denver, CO	35,000	4,852	34,680	26	4,852	34,706	39,558	(342)	2018	2024	30	years
Total Non-Same-Store	$87,232	$11,470	$115,417	$1,956	$11,501	$117,342	$128,843	$(4,871)

Total Multifamily	$619,264	$199,778	$1,971,208	$291,775	$211,890	$2,250,871	$2,462,761	$(621,445)

Other - Mixed Use
71 France - Edina, MN(4)	—	$—	$5,879	$316	$—	$6,195	$6,195	$(1,636)	2014	2014	Up to 37	years
Civic Lofts - Denver, CO	—	—	—	—	—	—	—	—	2019	2021	30	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2024
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Lugano at Cherry Creek - Denver, CO	—	—	1,600	863	—	2,463	2,463	(466)	2010	2019	30	years
Lydian - Denver, CO(4)	—	—	668	4	—	672	672	(28)	2018	2024	30	years
Noko Apartments - Minneapolis, MN	—	—	118	—	—	118	118	(25)	2021	2022	30	years
Oxbo Urban Rentals- St Paul, MN(4)	—	—	3,472	54	—	3,526	3,526	(825)	2016	2017	30	years
Red 20 Apartments - Minneapolis, MN(4)	—	—	2,525	434	—	2,959	2,959	(1,101)	2013	2013	Up to 37	years
Zest - Minneapolis, MN(4)	—	—	52	1	—	53	53	(29)	2016	2022	30	years
Total Other - Mixed Use	—	$—	$14,314	$1,672	$—	$15,986	$15,986	$(4,110)

Other - Commercial
3100 10th St SW - Minot, ND	—	$246	$1,866	$(118)	$264	$1,730	$1,994	$(425)	1980	2019	30	years
Total Other - Commercial	—	$246	$1,866	$(118)	$264	$1,730	$1,994	$(425)

Total	$619,264	$200,024	$1,987,388	$293,329	$212,154	$2,268,587	$2,480,741	$(625,980)
(1)Amounts in this column are the mortgages payable balance as of December 31, 2024. These amounts do not include amounts owing under the Company’s multi-bank line of credit or unsecured senior notes.
(2)Date of construction represents the date the Company constructed the property or the date it was constructed from purchase records.
(3)Date of acquisition represents the date the Company acquired the property through purchase or acquisition.
(4)Encumbrances are listed with the multifamily property description.
(5)Costs capitalized subsequent to acquisition includes impairment charges, if any.

CENTERSPACE AND SUBSIDIARIES
December 31, 2024
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the years ended December 31, 2024, 2023, and 2022 are as follows:

	(in thousands)
	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$2,420,146	$2,534,124	$2,271,170
Additions during year
Multifamily and Other	40,210	87,757	206,623
Improvements and Other	49,900	62,117	57,203
	2,510,256	2,683,998	2,534,996
Deductions during year
Cost of real estate sold	(21,236)	(243,889)	—
Impairment charge(1)	—	(5,218)	—
Other (2)	(8,279)	(14,745)	(872)
Balance at close of year	$2,480,741	$2,420,146	$2,534,124

Reconciliations of accumulated depreciation/amortization for the years ended December 31, 2024, 2023, and 2022 are as follows:

	(in thousands)
	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$530,703	$535,401	$443,592
Additions during year
Provisions for depreciation	103,127	98,691	92,056
Deductions during year
Accumulated depreciation on real estate sold or classified as held for sale	(2,350)	(92,239)	—
Other (2)	(5,500)	(11,150)	(247)
Balance at close of year	$625,980	$530,703	$535,401

Total real estate investments, excluding mortgage notes receivable (3)	$1,854,761	$1,889,443	$1,998,723
(1)During the year ended December 31, 2023, Centerspace recognized impairment on two apartment communities.
(2)Consists of the write off of fully depreciated assets and accumulated amortization and miscellaneous disposed assets.
(3)The estimated net basis, including held for sale properties, for Federal Income Tax purposes was $1.4 billion at December 31, 2024 and December 31, 2023.