Form 10-Q
period 2025-03-31
CENTERSPACE
filed 2025-05-01
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2025
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
    The number of common shares of beneficial interest outstanding as of April 24, 2025, was 16,735,009.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Real estate investments
Property owned	$2,484,111	$2,480,741
Less accumulated depreciation	(652,368)	(625,980)
Total real estate investments	1,831,743	1,854,761
Cash and cash equivalents	11,916	12,030
Restricted cash	6,144	1,099
Other assets	43,281	45,817
TOTAL ASSETS	$1,893,084	$1,913,707
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$57,631	$59,319
Revolving lines of credit	48,734	47,359
Notes payable, net	299,535	299,520
Mortgages payable, net	607,184	608,506
TOTAL LIABILITIES	$1,013,084	$1,014,704
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 166 units issued and outstanding at March 31, 2025 and December 31, 2024, aggregate liquidation preference of $16,560)	$16,560	$16,560
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,735 shares issued and outstanding at March 31, 2025 and 16,719 shares issued and outstanding at December 31, 2024)	1,268,888	1,269,549
Accumulated distributions in excess of net income	(631,855)	(615,242)
Accumulated other comprehensive loss	(232)	(407)
Total shareholders’ equity	$636,801	$653,900
Noncontrolling interests – Operating Partnership and Series E preferred units	225,985	227,870
Noncontrolling interests – consolidated real estate entities	654	673
TOTAL EQUITY	$863,440	$882,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,893,084	$1,913,707
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2025	2024
REVENUE	$67,093	$64,506
EXPENSES
Property operating expenses, excluding real estate taxes	19,068	18,764
Real estate taxes	7,663	6,305
Property management expense	2,433	2,330
Casualty loss	532	820
Depreciation and amortization	27,654	27,012
General and administrative expenses	4,997	4,623
TOTAL EXPENSES	$62,347	$59,854
Loss on sale of real estate and other investments	—	(577)
Operating income	4,746	4,075
Interest expense	(9,635)	(9,207)
Interest and other income	708	340
NET LOSS	$(4,181)	$(4,792)
Dividends to Series D preferred unitholders	(160)	(160)
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	643	1,079
Net income attributable to noncontrolling interests – consolidated real estate entities	(36)	(32)
Net loss attributable to controlling interests	(3,734)	(3,905)
Dividends to preferred shareholders	—	(1,607)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,734)	$(5,512)

NET LOSS	$(4,181)	$(4,792)
Other comprehensive loss:
Loss on derivative instrument reclassified into earnings	175	197
TOTAL COMPREHENSIVE LOSS	$(4,006)	$(4,595)
Net comprehensive loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	669	1,112
Net income attributable to noncontrolling interests – consolidated real estate entities	(36)	(32)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(3,373)	$(3,515)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.22)	$(0.37)

Weighted average shares - basic and diluted	16,727	14,922
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended March 31, 2024	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2023	$93,530	14,963	$1,165,694	$(548,273)	$(1,119)	$221,193	$931,025
Net loss attributable to controlling interests and noncontrolling interests				(3,905)		(1,047)	(4,952)
Amortization of swap settlements					197		197
Distributions - common shares and Units ($0.75 per share and Unit)				(11,166)		(639)	(11,805)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,671)	(1,671)
Share-based compensation, net of forfeitures		4	749				749
Redemption of Units for common shares		17	(398)			398	—
Redemption of Series E preferred units for common shares		16	(702)			702	—
Shares repurchased		(88)	(4,703)				(4,703)
Shares withheld for taxes			(118)				(118)
Other		—	(30)			—	(30)
Balance at March 31, 2024	$93,530	14,912	$1,160,492	$(564,951)	$(922)	$218,936	$907,085

Three Months Ended March 31, 2025
Balance at December 31, 2024	$—	16,719	$1,269,549	$(615,242)	$(407)	$228,543	$882,443
Net loss attributable to controlling interests and noncontrolling interests				(3,734)		(607)	(4,341)
Amortization of swap settlements					175		175
Distributions - common shares and Units ($0.77 per share and unit)				(12,879)		(754)	(13,633)
Distributions - Series E preferred units ($0.96875 per unit)						(1,532)	(1,532)
Share-based compensation, net of forfeitures		8	858				858
Redemption of Units for common shares		7	(1,002)			1,002	—
Redemption of Series E preferred units for common shares		—	(43)			43	—
Shares withheld for taxes			(292)				(292)
Other		1	(182)			(56)	(238)
Balance at March 31, 2025	$—	16,735	$1,268,888	$(631,855)	$(232)	$226,639	$863,440
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,181)	$(4,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	27,971	27,305
Loss on sale of real estate and other investments	—	577
Share-based compensation expense	858	749
Amortization of debt premiums and discounts	409	258
Other, net	750	268
Changes in other assets and liabilities:
Other assets	878	1,778
Accounts payable and accrued expenses	(1,256)	(1,740)
Net cash provided by operating activities	$25,429	$24,403
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	—	(7,279)
Net proceeds from sale of real estate and other investments	—	18,251
Proceeds from insurance	177	1,635
Payments for improvements of real estate investments	(5,042)	(21,810)
Other investing activities	(20)	171
Net cash used by investing activities	$(4,885)	$(9,032)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(1,906)	(1,529)
Proceeds from revolving lines of credit	44,893	40,556
Principal payments on revolving lines of credit	(43,519)	(30,198)
Repurchase of common shares	—	(4,703)
Distributions paid to common shareholders	(12,443)	(10,923)
Distributions paid to preferred shareholders	—	(1,607)
Distributions paid to Series D preferred unitholders	(160)	(160)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(2,266)	(2,300)
Other financing activities	(212)	(28)
Net cash used by financing activities	$(15,613)	$(10,892)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4,931	4,479
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,129	9,269
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$18,060	$13,748

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,821	$3,153
Operating partnership units converted to common shares	(1,002)	(398)
Distributions declared but not paid to common shareholders	13,633	11,805
Series E preferred units converted to common shares	(43)	(702)
Retirement of shares withheld for taxes	292	118
Involuntary conversion of assets	(463)	(160)
Non-cash interest income	413	146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,640	$8,302

	(in thousands)
Balance sheet description	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$11,916	$12,030	$12,682
Restricted cash	6,144	1,099	1,066
Total cash, cash equivalents and restricted cash	$18,060	$13,129	$13,748
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2025
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” the “Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2025, Centerspace owned interests in 71 apartment communities consisting of 13,012 apartment homes.
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim Condensed Consolidated Financial Statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 18, 2025.
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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the Condensed Consolidated Statements of Operations, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows.

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses; ASU 2025-01, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Clarifying the Effective Date

This ASU is intended to improve financial reporting by requiring public companies disclose additional information about specific expense categories in the notes to the financial statements. In 2025, an additional ASU was issued to provide clarification on the effective date of the original ASU.
		This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.	The ASU will require additional disclosure but is not expected to have a material impact on the Company.
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of bank deposits and deposits in money market mutual funds. The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits. Although past bank failures have increased the risk of loss in such accounts, the Company has not experienced any losses in such accounts.
As of March 31, 2025 and December 31, 2024, restricted cash consisted of $6.1 million and $1.1 million, respectively, for real estate deposits and escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended March 31, 2025 and 2024, rental income represents approximately 98.4% and 98.2% of total revenues, respectively, and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended March 31, 2025 and 2024, other property revenues represent the remaining 1.6% and 1.8% of total revenues, respectively, and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of March 31, 2025, was as follows:

(in thousands)
2025 (remainder)	$2,036
2026	2,651
2027	2,378
2028	2,012
2029	1,688
Thereafter	6,073
Total scheduled lease income - operating leases	$16,838

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
The following table presents the disaggregation of revenue streams for the three months ended March 31, 2025 and 2024:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2025	2024
Fixed lease income - operating leases	Leases	$62,197	$60,034
Variable lease income - operating leases	Leases	3,831	3,287
Other property revenue	Revenue from contracts with customers	1,065	1,185
Total revenue		$67,093	$64,506
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three months ended March 31, 2025, the Company did not recognize a gain or loss on the sale of real estate and other investments, compared to a loss of $577,000 during the three months ended March 31, 2024. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflects the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes. During the three months ended March 31, 2025 and 2024, the Company recognized $1.1 million and $1.7 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations.

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of March 31, 2025, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
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
During the three months ended March 31, 2025 and 2024, the Company did not record a loss for impairment on real estate.
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
REAL ESTATE RELATED NOTES RECEIVABLE
In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company has a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of March 31, 2025 and December 31, 2024, the principal balance was $4.1 million, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 6.0% with payments due periodically each year.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company has a tax increment financing note receivable (“TIF”) with a principal balance of $5.1 million and $5.2 million at March 31, 2025 and December 31, 2024, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039, and may be prepaid in whole or in part at any time.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum which accrues interest that is added to the principal balance and is payable at maturity. As of March 31, 2025 and December 31, 2024, the Company had funded $15.1 million of the mezzanine loan. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations within the property operating expenses, excluding real estate taxes line item. During the three months ended March 31, 2025 and 2024, total advertising expense was $623,000 and $738,000, respectively.
INVOLUNTARY CONVERSION OF ASSETS
During the three months ended March 31, 2025, Centerspace recorded $512,000 in casualty losses resulting from two new insurance events and updated loss estimates on two previously reported events. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
During the three months ended March 31, 2024, Centerspace recognized $618,000 in casualty loss resulting from updated loss estimates from four separate insurance events at apartment communities. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
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
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three months ended March 31, 2025 and 2024.

	(in thousands, except per share data)
	Three Months Ended March 31,
	2025	2024
NUMERATOR
Net loss attributable to controlling interests	$(3,734)	$(3,905)
Dividends to preferred shareholders	—	(1,607)
Numerator for basic and diluted loss per share – net loss available to common shareholders(1)	(3,734)	(5,512)

DENOMINATOR
Denominator for basic and diluted income (loss) per share weighted average shares(1)	16,727	14,922

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.22)	$(0.37)
(1)For the three months ended March 31, 2025 and 2024, dividends to preferred unitholders and the impact of Units and Series E preferred units are excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
For the three months ended March 31, 2025, operating partnership units of 980,000, Series D preferred units of 228,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs and options of 35,000, and performance-based RSUs of 43,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
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
NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 165,600 preferred units at March 31, 2025 and December 31, 2024. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $16.6 million. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.

Series C Preferred Shares. On August 30, 2024, we delivered notice to holders of the Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, the Company completed the redemption of all the outstanding Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, which was $3.5 million in excess of the carrying value. Such shares were no longer outstanding as of March 31, 2025 and December 31, 2024. The Series C preferred shares were nonvoting and redeemable for cash at $25 per share at Centerspace’s option. Holders of these shares were entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrued at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25 per share liquidation preference, quarterly until September 30, 2024.
Operating Partnership Units. The Operating Partnership had 972,000 and 980,000 outstanding Units at March 31, 2025 and December 31, 2024, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three months ended March 31, 2025 and 2024 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Net Book Basis
2025	7	$(1,002)
2024	17	$(398)
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.6 million Series E preferred units outstanding as of March 31, 2025 and December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units have an aggregate liquidation preference of $158.2 million as of March 31, 2025 and December 31, 2024. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the three months ended March 31, 2025 and 2024 as detailed below.

	(in thousands)
Three Months Ended March 31,	Number of Series E Preferred Units Redeemed	Number of Common Shares Issued	Total Value
2025	—	—	$43
2024	13	16	$702
Common Shares and Equity Awards. Common shares outstanding as of March 31, 2025 and December 31, 2024, totaled 16.7 million. During the three months ended March 31, 2025 and 2024, Centerspace issued 7,818 and 3,742 common shares, respectively, with a total grant-date fair value of $786,000 and $445,000, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. On September 9, 2024, Centerspace amended its equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The amendment increased the maximum aggregate offering price of common shares available for offer and sale thereunder from $250.0 million to $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.

Share Repurchase Program. The Company had a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50 million of the Company’s outstanding common shares. This program expired on March 10, 2025. Under the Share Repurchase Program, the Company was authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases varied based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. There were no common shares repurchased during the three months ended March 31, 2025. The table below provides details on the shares repurchased during the three months ended March 31, 2024.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	88	$4,703	$53.62
(1)Amount includes commissions.
NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at March 31, 2025 and December 31, 2024.

	(in thousands)
	March 31, 2025		December 31, 2024
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at March 31, 2025
Lines of credit (1)	$48,734	5.76%	$47,359	5.86%	3.16
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	5.38
Unsecured debt	348,734		347,359		5.07
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	6.31
Mortgages payable - other (3)(4)	418,508	4.02%	420,414	4.02%	5.15
Secured debt	617,358		619,264		5.52
Subtotal	966,092	3.57%	966,623	3.58%	5.36
Deferred financing costs, premiums, and discounts on mortgages payable, net	(10,174)		(10,758)
Deferred financing costs on notes payable, net	(465)		(480)
Total debt	$955,453		$955,385
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 15 at March 31, 2025 and December 31, 2024.
(4)Interest rate is fixed.
As of March 31, 2025, 45 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. The line of credit has total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of March 31, 2025, the Company had additional borrowing availability of $204.0 million beyond the $46.0 million drawn under the Facility, priced at an interest rate of 5.71%. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn under the Facility, priced at an interest rate of 5.81%. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
The Secured Overnight Financing Rate (“SOFR”) is the benchmark alternative reference rate under the Facility. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of March 31, 2025.
In September 2024, Centerspace entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of March 31, 2025 and December 31, 2024, there was $2.7 million and $3.4 million outstanding on this line of credit, respectively.

Centerspace had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company also has a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of March 31, 2025 and December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of March 31, 2025 and December 31, 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of March 31, 2025, Centerspace owned 15 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of March 31, 2025, the Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans. As of March 31, 2025 and December 31, 2024, the mortgage loans had a balance of $418.5 million and $420.4 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.
The aggregate amount of required future principal payments on outstanding debt as of March 31, 2025, was as follows:

(in thousands)
2025 (remainder)	$37,117
2026	102,810
2027	48,666
2028	164,321
2029	102,477
Thereafter	510,701
Total payments	966,092
Deferred financing costs, premiums, and discounts on mortgages payable, net	(10,174)
Deferred financing costs on notes payable, net	(465)
Total	$955,453
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $232,000 will be reclassified as an increase to interest expense. As of March 31, 2025 and December 31, 2024 the Company had no remaining interest rate swaps.

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations as of March 31, 2025 and 2024.

	(in thousands)
	Gain Recognized in OCI		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended March 31,	2025	2024		2025	2024
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(175)	$(197)
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
March 31, 2025
Assets
Real estate related notes receivable	Other assets	$25,406	—	—	$25,406

December 31, 2024
Assets
Real estate related notes receivable	Other assets	$25,092	—	—	$25,092
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

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended March 31, 2025
Real estate related notes receivable	$25,406	$9	$531	$540
Three months ended March 31, 2024
Real estate related notes receivable	$14,103	$5	$208	$213
As of March 31, 2025 and December 31, 2024, Centerspace had investments totaling $2.9 million and $2.7 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of March 31, 2025, the Company had unfunded commitments of $850,000.

Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024, respectively, are as follows:

		(in thousands)
		March 31, 2025		December 31, 2024
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$11,916	$11,916	$12,030	$12,030
Restricted cash	Restricted cash	$6,144	$6,144	$1,099	$1,099
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	$48,734	$48,734	$47,359	$47,359
Unsecured senior notes(1)	Notes payable	$300,000	$260,468	$300,000	$253,808
Mortgages payable - Fannie Mae credit facility	Mortgages payable	$198,850	$172,735	$198,850	$166,679
Mortgages payable - other(1)	Mortgages payable	$418,508	$393,049	$420,414	$383,213
(1)Excludes deferred financing costs, debt premiums, and discounts
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three months ended March 31, 2025 and 2024.
DISPOSITIONS
Centerspace did not dispose of any real estate during the three months ended March 31, 2025. During the three months ended March 31, 2024, Centerspace disposed of two apartment communities in two exchange transactions for an aggregate sales price of $19.0 million. The dispositions for the three months ended March 31, 2024 are detailed below.

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

The chief executive officer and chief financial officer are the chief operating decision-makers (“CODM”). The CODMs evaluate each property’s operating results, using net operating income (“NOI”) to make decisions about resources to be allocated and to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other assets, impairment, depreciation, amortization, financing, including interest income and interest expense, property management expenses, loss on litigation settlement, casualty losses, and general and administrative expense.
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
The following tables present NOI for the three months ended March 31, 2025 and 2024, respectively, along with reconciliations to net income (loss) as reported in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended March 31, 2025	Multifamily	All Other	Total
Revenue	$66,244	$849	$67,093
Property operating expenses
On-site compensation(1)	6,872	—	6,872
Repairs and maintenance(2)	3,142	47	3,189
Utilities	4,810	47	4,857
Administrative and marketing	1,557	2	1,559
Insurance	2,570	21	2,591
Real estate taxes	7,440	223	7,663
Net operating income	$39,853	$509	$40,362
Property management expense			(2,433)
Casualty loss			(532)
Depreciation and amortization			(27,654)
General and administrative expenses			(4,997)
Interest expense			(9,635)
Interest and other income			708
Net loss			$(4,181)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Three Months Ended March 31, 2024	Multifamily	All Other	Total
Revenue	$63,339	$1,167	$64,506
Property operating expenses
On-site compensation(1)	6,711	85	6,796
Repairs and maintenance(2)	3,262	118	3,380
Utilities	4,161	98	4,259
Administrative and marketing	1,617	14	1,631
Insurance	2,657	41	2,698
Real estate taxes	6,152	153	6,305
Net operating income	$38,779	$658	$39,437
Property management expense			(2,330)
Casualty loss			(820)
Depreciation and amortization			(27,012)
General and administrative expenses			(4,623)
Loss on sale of real estate and other investments			(577)
Interest expense			(9,207)
Interest and other income			340
Net loss			$(4,792)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2025, and December 31, 2024, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of March 31, 2025	Multifamily	All Other	Total
Segment assets
Property owned	$2,465,813	$18,298	$2,484,111
Less accumulated depreciation	(647,660)	(4,708)	(652,368)
Total real estate investments	$1,818,153	$13,590	$1,831,743
Cash and cash equivalents			11,916
Restricted cash			6,144
Other assets			43,281
Total Assets			$1,893,084

	(in thousands)
As of December 31, 2024	Multifamily	All Other	Total
Segment assets
Property owned	$2,462,762	$17,979	$2,480,741
Less accumulated depreciation	(621,446)	(4,534)	(625,980)
Total real estate investments	$1,841,316	$13,445	$1,854,761
Cash and cash equivalents			12,030
Restricted cash			1,099
Other assets			45,817
Total Assets			$1,913,707
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
Limitations on Taxable Dispositions.  Twenty-eight properties, consisting of approximately 5,162 apartment homes, are subject to limitations on taxable dispositions under agreements entered into with certain sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. As of March 31, 2025, Centerspace had unfunded commitments of $850,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan is in effect. Under the 2015 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through March 31, 2025, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
2025 LTIP Awards
Awards granted to employees on January 1, 2025, consisted of an aggregate of 25,121 time-based RSU awards and 11,870 performance RSUs based on total shareholder return (“TSR”). The time-based RSUs vest as to one-third of the shares on each of January 1, 2026, January 1, 2027, and January 1, 2028.
The performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of performance RSUs eligible to be earned is 23,740 RSUs, which is 200% of the performance RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price, the risk-free interest rate on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 27.30%, a risk-free interest rate of 4.27%, and an expected life of 3 years. The share price at the grant date, January 1, 2025, was $66.15 per share.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $858,000 and $749,000 for the three months ended March 31, 2025 and 2024, respectively.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Report”), the audited financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on February 18, 2025, and the risk factors in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•adverse changes in our markets, including future demand for apartment homes in those markets, barriers of entry into new markets, limitations on our ability to increase rental rates, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, and inability to accommodate any significant decline in the market value of real estate serving as collateral for our debt and mortgage obligations;
•pandemics or epidemics and any effects on our employees, residents and commercial tenants, third party vendors and suppliers, and apartment communities, as well as our cash flow, business, financial condition, and results of operations;
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
•financing risks, including our potential inability to meet existing covenants in existing credit facilities or to obtain new debt or equity financing on favorable terms, or at all;
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of March 31, 2025, we owned interests in 71 apartment communities consisting of 13,012 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost, was $2.5 billion at March 31, 2025 and December 31, 2024.
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
Overview of the Three Months Ended March 31, 2025
•For the three months ended March 31, 2025, revenue increased by $2.6 million or 4.0% to $67.1 million, compared to $64.5 million for the three months ended March 31, 2024, due to increased revenue from same-store and non-same-store communities, offset by decreased revenue from dispositions.
•Same-store revenues increased by 3.5% for the three months ended March 31, 2025, compared to the same period of the prior year, driving a 2.1% increase in same-store NOI compared to the same period of the prior year.
•Net loss was $0.22 per diluted share for the three months ended March 31, 2025, compared to net loss of $0.37 per diluted share for the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) per diluted share decreased 1.6% to $1.21 for the three months ended March 31, 2025, compared to $1.23 for the three months ended March 31, 2024. See the description of Core FFO on page 25 and the reconciliation of net loss available to common shareholders to FFO and Core FFO on page 26. This decrease was primarily due to a one-time property tax refund that occurred in the prior year that did not occur in the current year. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.

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
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or stabilized for substantially all of the periods being compared and, in the case of newly-acquired or constructed communities, have achieved a target level of physical occupancy of 90%, or re-positioned communities when they have achieved stabilized operations. We define re-positioned communities as having significant development and construction activity on existing buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of improved community cash flow and competitive position through extensive unit and amenity upgrades. We categorize a re-positioned community as same-store when the development and construction activity has been completed, and operations have stabilized. This is typically reaching an overall occupancy of 90%. Not all communities undergoing value add are considered a re-positioned community. Non-same-store communities are communities not owned or stabilized as of the beginning of the previous year, including re-positioned communities, and excluding communities held for sale and the non-multifamily components of mixed-use properties.
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
For the comparison of the three months ended March 31, 2025 and 2024, two apartment communities and one apartment community, respectively, were non-same-store. Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the three months ended March 31, 2024, we disposed of two apartment communities, consisting of 205 apartment homes.
Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating income	$4,746	$4,075	$671	16.5%
Adjustments:
Property management expenses	2,433	2,330	103	4.4%
Casualty loss	532	820	(288)	(35.1)%
Depreciation and amortization	27,654	27,012	642	2.4%
General and administrative expenses	4,997	4,623	374	8.1%
Loss on sale of real estate and other investments	—	577	(577)	(100.0)%
Net operating income	$40,362	$39,437	$925	2.3%

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three months ended March 31, 2025 and 2024.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue
Same-store(1)	$64,258	$62,097	$2,161	3.5%
Non-same-store(1)	1,986	1,242	744	*
Other properties(1)	849	638	211	33.1%
Dispositions(1)	—	529	(529)	*
Total	67,093	64,506	2,587	4.0%
Property operating expenses, including real estate taxes
Same-store(1)	25,380	24,000	1,380	5.8%
Non-same-store(1)	1,011	561	450	*
Other properties(1)	340	182	158	86.8%
Dispositions(1)	—	326	(326)	*
Total	26,731	25,069	1,662	6.6%
Net operating income(1)
Same-store(1)	38,878	38,097	781	2.1%
Non-same-store(1)	975	681	294	*
Other properties(1)	509	456	53	11.6%
Dispositions(1)	—	203	(203)	*
Total	$40,362	$39,437	$925	2.3%
Property management expenses	(2,433)	(2,330)	103	4.4%
Casualty loss	(532)	(820)	(288)	(35.1)%
Depreciation and amortization	(27,654)	(27,012)	642	2.4%
General and administrative expenses	(4,997)	(4,623)	374	8.1%
Loss on sale of real estate and other investments	—	(577)	577	100.0%
Interest expense	(9,635)	(9,207)	428	4.6%
Interest and other income	708	340	368	108.2%
NET LOSS	$(4,181)	$(4,792)	$611	(12.8)%
Dividends to Series D preferred unitholders	(160)	(160)	—	—%
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	643	1,079	(436)	40.4%
Net income attributable to noncontrolling interests – consolidated real estate entities	(36)	(32)	(4)	12.5%
Net loss attributable to controlling interests	(3,734)	(3,905)	171	(4.4)%
Dividends to preferred shareholders	—	(1,607)	1,607	(100.0)%
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,734)	$(5,512)	$1,778	(32.3)%
(1)This is a non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the Reconciliation of Operating Income to Net Operating Income above. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
* Not a meaningful percentage.

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2025	2024
Same-store	95.8%	94.6%
Non-same-store	88.9%	94.2%
Total	95.6%	94.6%
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

Number of Apartment Homes	as of March 31, 2025	as of March 31, 2024
Same-store	12,595	12,595
Non-same-store	417	288
Total	13,012	12,883
Same-store analysis.  Revenue from same-store communities increased 3.5%, or $2.2 million, in the three months ended March 31, 2025, compared to the same period in the prior year. The increase was attributable to 2.2% growth in average monthly revenue per occupied home for the three months ended March 31, 2025 and an increase of 1.2% in occupancy as weighted average occupancy increased from 94.6% for the three months ended March 31, 2024 to 95.8% for the three months ended March 31, 2025. Property operating expenses, including real estate taxes, at same-store communities increased by 5.8% or $1.4 million in the three months ended March 31, 2025, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $316,000, primarily due to an increase in utilities, offset by decreases in repairs and maintenance and administrative and marketing expenses. Non-controllable expenses at same-store communities increased by $1.1 million, due to real estate taxes, including a refund resulting from a tax appeal in the first quarter of 2024 that did not occur in the first quarter of 2025. Same-store NOI increased by $781,000 to $38.9 million for the three months ended March 31, 2025, compared to $38.1 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $744,000 in the three months ended March 31, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $450,000. NOI at non-same-store communities increased by $294,000 for the three months ended March 31, 2025, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of an apartment community during the fourth quarter of the prior year, offset by a $104,000 decrease in NOI from a community going through repositioning with lower occupancy resulting from full unit upgrades requiring relocation of residents.
Other properties and dispositions analysis. Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $211,000 while revenue from dispositions decreased by $529,000 in the three months ended March 31, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $158,000 while such expenses decreased by $326,000 for dispositions, compared to the same period in the prior year. NOI at other properties increased by $53,000 and NOI on dispositions decreased $203,000, compared to the same period in the prior year. We disposed of two apartment communities in the first quarter of 2024.
Property management expenses. Property management expense, consisting of property management overhead and property management fees paid to third parties, increased by 4.4% to $2.4 million in the three months ended March 31, 2025, compared to $2.3 million in the same period of the prior year. The increase was primarily due to higher compensation costs resulting from new positions and increased pay rates compared to the same period of the prior year.
Casualty loss. Casualty loss was $532,000 in the three months ended March 31, 2025, compared to $820,000 in the same period of the prior year. The decrease is primarily due to less claim activity in the current period compared to the same period of the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization increased by 2.4% to $27.7 million in the three months ended March 31, 2025, compared to $27.0 million in the same period of the prior year, primarily attributable to an increase in depreciation on apartment communities driven by the addition of an apartment community in the fourth quarter of the prior year along with value add and acquisition capital projects, offset by a decrease in amortization of in-place leases and a decrease in depreciation from sold properties.
General and administrative expenses.  General and administrative expenses increased by $374,000 to $5.0 million in the three months ended March 31, 2025, compared to $4.6 million in the same period of the prior year. Compensation costs from higher share-based compensation and consulting fees increased in the three months ended March 31, 2025, compared to the same period of the prior year.
Loss on sale of real estate and other investments. There was no gain or loss on the sale of real estate and other investments in the three months ended March 31, 2025, compared to a loss of $577,000 in the same period of the prior year. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Interest expense.  Interest expense increased by 4.6% to $9.6 million in the three months ended March 31, 2025, compared to $9.2 million in the same period of the prior year, primarily due to higher mortgage interest and amortization of debt discount resulting from the assumption of a mortgage in connection with an acquisition in the fourth quarter of the prior year.

Interest and other income. Interest and other income increased to $708,000 in the three months ended March 31, 2025, compared to $340,000 in the same period of the prior year. The increase was primarily due to interest income on a real estate related note receivable in the current period that was not fully funded by the end of first quarter of 2024.
Net loss available to common shareholders. Net loss available to common shareholders was $3.7 million for the three months ended March 31, 2025, compared to a net loss of $5.5 million in the three months ended March 31, 2024.
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
•gains and losses from change in control;
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
While FFO is widely used by us as a primary performance metric, not all real estate companies use the same definition of FFO or calculate FFO the same way. Accordingly, FFO presented here is not necessarily comparable to FFO presented by other real estate companies. FFO should not be considered as an alternative to net income (loss) or any other GAAP measurement of performance, but rather should be considered as an additional, supplemental measure. FFO also does not represent cash generated from operating activities in accordance with GAAP, nor is it indicative of funds available to fund all cash needs, including our ability to service indebtedness or make distributions to shareholders.
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
Net loss available to common shareholders for the three months ended March 31, 2025, was $3.7 million compared to net loss of $5.5 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended March 31, 2025, increased to $23.2 million compared to $20.9 million for the comparable period of the prior year, representing an increase of 10.9%. This FFO increase was primarily due to dividends to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year along with increased NOI from same-store communities and non-same-store communities, lower casualty loss activity, and an increase in interest in other income, offset by decreased NOI from dispositions and increased general and administrative expense and interest expense.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2025	2024
Funds from Operations:
Net loss available to common shareholders	$(3,734)	$(5,512)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(643)	(1,079)
Depreciation and amortization	27,654	27,012
Less depreciation – non real estate	(83)	(85)
Less depreciation – partially owned entities	(22)	(24)
Loss on sale of real estate	—	577
FFO applicable to common shares and Units	$23,172	$20,889

Adjustments to Core FFO:
Non-cash casualty loss	282	702
Interest rate swap amortization	175	197
Amortization of assumed debt	417	263
Other miscellaneous items(1)	(67)	(5)
Core FFO applicable to common shares and Units	$23,979	$22,046

FFO applicable to common shares and Units	$23,172	$20,889
Dividends to Series D preferred unitholders	160	160
FFO applicable to common shares and Units - diluted	$23,332	$21,049

Core FFO applicable to common shares and Units	$23,979	$22,046
Dividends to Series D preferred unitholders	160	160
Core FFO applicable to common shares and Units - diluted	$24,139	$22,206

Per Share Data
Net loss per common share - basic and diluted(2)	$(0.22)	$(0.37)
FFO per share and Unit - diluted	$1.17	$1.16
Core FFO per share and Unit - diluted	$1.21	$1.23

Weighted average shares - basic and diluted for net loss	16,727	14,922
Effect of redeemable operating partnership Units for FFO and Core FFO	980	854
Effect of Series D preferred units for FFO and Core FFO	228	228
Effect of Series E preferred units for FFO and Core FFO	1,906	2,078
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	35	20
Weighted average shares and Units for FFO and CFFO - diluted	19,876	18,102
(1)Consists of (gain) loss on investments and one-time professional fees.
(2)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income (loss) per share.
Acquisitions and Dispositions
We had no acquisitions or dispositions during the three months ended March 31, 2025.
Distributions Declared
Distributions of $0.77 and $0.75 per common share and Unit were declared during the three months ended March 31, 2025 and 2024, respectively. Distributions of $0.4140625 per Series C preferred share were declared during the three months ended March 31, 2024. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended March 31, 2025 and 2024. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended March 31, 2025 and 2024.

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
Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands, factors that could increase or decrease our future liquidity include, but are not limited to, changes in interest rates or sources of financing, general volatility in capital and credit markets, changes in minimum REIT dividend requirements, and our ability to access the capital markets on favorable terms, or at all. As a result of the foregoing conditions or general economic conditions in our markets that affect our ability to attract and retain residents, we may not generate sufficient cash flow from operations. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake value add renovation opportunities with respect to our existing portfolio of operating assets.
As of March 31, 2025, we had total liquidity of approximately $223.2 million, which included $211.3 million available on the lines of credit based on the value of unencumbered properties and $11.9 million of cash and cash equivalents. As of December 31, 2024, we had total liquidity of approximately $224.6 million, which included $212.6 million available on the lines of credit based on the value of unencumbered properties and $12.0 million of cash and cash equivalents.
Debt
As of March 31, 2025, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility” or “Facility”). As of March 31, 2025, there was $46.0 million outstanding on this line of credit and additional borrowing availability was $204.0 million. At December 31, 2024, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $44.0 million was outstanding and additional borrowing availability was $206.0 million. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods and has an accordion option to increase borrowing capacity up to $400.0 million.
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
In September 2024, we entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of March 31, 2025 and December 31, 2024, there was $2.7 million and $3.4 million outstanding on this line of credit, respectively.
We had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also had a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of March 31, 2025 and December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of March 31, 2025 and December 31, 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding unamortized premiums and discounts and the FMCF, was $418.5 million and $420.4 million at March 31, 2025 and December 31, 2024, respectively, on 15 apartment communities. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2025 and December 31, 2024, the weighted average interest rate on mortgage debt was 4.02%. Further information can be found in Note 5 - Debt in the Condensed Consolidated notes.
Equity
We amended our equity distribution agreement in connection with the at the market offering (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The amendment increased the maximum aggregate offering price of common shares available for offer and sale thereunder from $250.0 million to $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM program during the three months ended March 31, 2025. As of March 31, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program. Further information can be found in Note 4 - Mezzanine Equity and Equity in the Condensed Consolidated notes.

We had a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of our outstanding common shares which expired on March 10, 2025. Under the Share Repurchase Program, we were authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases varied based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. There were no common shares repurchased during the three months ended March 31, 2025. The table below provides details on the common shares repurchased under this program during the three months ended March 31, 2024.

	(in thousands, except per share amounts)
Three Months Ended March 31,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	88	$4,703	$53.62
(1)Amount includes commissions.
We had 1.6 million Series E preferred units outstanding on March 31, 2025 and December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units have an aggregate liquidation preference of $158.2 million. The holders of the Series E preferred units do not have voting rights.

Changes in Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2025, we had cash and cash equivalents of $11.9 million and restricted cash consisting of $6.1 million of real estate deposits and escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2024, we had cash and cash equivalents of $12.0 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flows from operations, during the three months ended March 31, 2025, we generated capital from various activities, including:
•Receiving $1.4 million in net draws on the lines of credit.
During the three months ended March 31, 2025, we used capital for various activities, including:
•Funding capital improvements for apartment communities of approximately $5.0 million;
•Repaying $1.9 million of mortgage principal; and
•Paying distributions on common shares, Series E preferred units, and Units of $14.7 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2024. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements for additional details. There have been no material changes to our contractual obligations and other commitments since that report was filed.
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
We also continue to monitor pressures surrounding supply chain challenges. Supply chain and inflationary pressures are likely to result in increased operating expenses, specifically, increases in energy costs, labor related costs, and construction materials for repairs and maintenance or capital projects. A worsening of the current environment could contribute to delays in obtaining construction materials and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
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
Off-Balance Sheet Arrangements
As of March 31, 2025, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the three months ended March 31, 2025.

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
See our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There is also substantial uncertainty surrounding tariffs and international trade relations, and it is difficult for us to predict future trade measures and the impact they will have on our business and operations. In early 2025, the U.S. government imposed tariffs on many countries and indicated an intent to to impose individualized heightened tariffs on certain countries and foreign goods. In response, some countries imposed retaliatory countermeasures, including reciprocal tariffs. It is unclear whether any of the tariffs will remain in effect, whether the heightened tariffs will be imposed, or whether the U.S. government or any other country will impose new tariffs or other trade restrictions.
These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced spending on housing, limits on trade with the U.S. or other potentially adverse economic outcomes. In addition, current uncertainty surrounding tariffs and international trade relations has caused capital markets globally to experience significant volatility.
The occurrence of any of these could cause current or potential residents to delay or decrease spending on housing as their budgets are impacted by economic or political conditions. The inability of current and potential residents to pay market rents may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide capital markets could limit our ability to obtain financing to fund our operations and capital expenditures.
Other than as set forth above, there have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On March 31, 2025, we issued 400 unregistered common shares to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.

Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
January 1 - 31, 2025	—	$—	—	$4,713,230
February 1 - 28, 2025	—	—	—	4,713,230
March 1 - 31, 2025	—	—	—	—
Total	—	$—	—
(1)Includes Units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)On March 10, 2022, the board authorized a new $50.0 million share repurchase program. This program expired on March 10, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*	Form of Time-Based Restricted Stock Unit Agreement under the 2015 Incentive Plan.
10.2*	Amended Form of Time-Based Restricted Stock Unit Agreement under the 2015 Incentive Plan.
10.3*	Form of Performance-Based Restricted Stock Unit Agreement 2023 under the 2015 Incentive Plan.
10.4*	Form of Performance-Based Restricted Stock Unit Agreement 2024 under the 2015 Incentive Plan.
10.5*	Form of Performance-Based Restricted Stock Unit Agreement 2025 under the 2015 Incentive Plan.
10.6*	Form of Stock Option Agreement under the 2015 Incentive Plan.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Executive Vice President and Chief Financial Officer
32.1*	Section 906 Certifications of Chief Executive Officer
32.2*	Section 906 Certifications of Executive Vice President and Chief Financial Officer
101 INS**	INSTANCE DOCUMENT
101 SCH**	SCHEMA DOCUMENT
101 CAL**	CALCULATION LINKBASE DOCUMENT
101 LAB**	LABELS LINKBASE DOCUMENT
101 PRE**	PRESENTATION LINKBASE DOCUMENT
101 DEF**	DEFINITION LINKBASE DOCUMENT
104**	COVER PAGE INTERACTIVE DATA FILE - THE COVER PAGE XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: May 1, 2025