Form 10-Q
period 2025-06-30
CENTERSPACE
filed 2025-08-04
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2025
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
    The number of common shares of beneficial interest outstanding as of July 28, 2025, was 16,756,689.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Real estate investments
Property owned	$2,422,435	$2,480,741
Less accumulated depreciation	(612,827)	(625,980)
Total real estate investments	1,809,608	1,854,761
Cash and cash equivalents	12,378	12,030
Restricted cash	5,815	1,099
Other assets	48,072	45,817
Assets held for sale, net	137,366	—
TOTAL ASSETS	$2,013,239	$1,913,707
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$56,070	$59,319
Revolving lines of credit	216,030	47,359
Notes payable, net	299,550	299,520
Mortgages payable, net	595,668	608,506
Liabilities held for sale, net	1,029	—
TOTAL LIABILITIES	$1,168,347	$1,014,704
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 113 units issued and outstanding at June 30, 2025 and 166 units issued and outstanding at December 31, 2024, aggregate liquidation preference of $11,310 at June 30, 2025)	$11,310	$16,560
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,757 shares issued and outstanding at June 30, 2025 and 16,719 shares issued and outstanding at December 31, 2024)	1,369,376	1,367,637
Accumulated distributions in excess of net income	(659,266)	(615,242)
Accumulated other comprehensive loss	(58)	(407)
Total shareholders’ equity	$710,052	$751,988
Noncontrolling interests – Operating Partnership and Series E preferred units	121,439	129,782
Noncontrolling interests – consolidated real estate entities	2,091	673
TOTAL EQUITY	$833,582	$882,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$2,013,239	$1,913,707
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE	$68,549	$65,043	$135,642	$129,549
EXPENSES
Property operating expenses, excluding real estate taxes	18,853	18,108	37,921	36,872
Real estate taxes	7,678	7,081	15,341	13,386
Property management expense	2,393	2,222	4,826	4,552
Casualty loss	399	510	931	1,330
Depreciation and amortization	27,097	25,714	54,751	52,726
Impairment of real estate investments	14,543	—	14,543	—
General and administrative expenses	4,382	4,216	9,379	8,839
TOTAL EXPENSES	$75,345	$57,851	$137,692	$117,705
Loss on sale of real estate and other investments	—	—	—	(577)
Operating income (loss)	(6,796)	7,192	(2,050)	11,267
Interest expense	(10,724)	(9,332)	(20,359)	(18,539)
Interest and other income	735	477	1,443	817
NET LOSS	$(16,785)	$(1,663)	$(20,966)	$(6,455)
Dividends to Series D preferred unitholders	(160)	(160)	(320)	(320)
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,483	561	3,126	1,640
Net income attributable to noncontrolling interests – consolidated real estate entities	(53)	(34)	(89)	(66)
Net loss attributable to controlling interests	(14,515)	(1,296)	(18,249)	(5,201)
Dividends to preferred shareholders	—	(1,607)	—	(3,214)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,515)	$(2,903)	$(18,249)	$(8,415)

NET LOSS	$(16,785)	$(1,663)	$(20,966)	$(6,455)
Other comprehensive loss:
Loss on derivative instrument reclassified into earnings	174	173	349	370
TOTAL COMPREHENSIVE LOSS	$(16,611)	$(1,490)	$(20,617)	$(6,085)
Net comprehensive loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,508	588	3,177	1,700
Net income attributable to noncontrolling interests – consolidated real estate entities	(53)	(34)	(89)	(66)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(14,156)	$(936)	$(17,529)	$(4,451)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.87)	$(0.19)	$(1.09)	$(0.56)

Weighted average shares - basic and diluted	16,741	14,972	16,734	14,947
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2024	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2023	$93,530	14,963	$1,249,440	$(548,273)	$(1,119)	$137,447	$931,025
Net loss attributable to controlling interests and noncontrolling interests				(5,201)		(1,574)	(6,775)
Amortization of swap settlements					370		370
Distributions - common shares and Units ($1.50 per share and Unit)				(22,451)		(1,261)	(23,712)
Distributions - Series C preferred shares ($0.8281250 per Series C share)				(3,214)			(3,214)
Distributions - Series E preferred units ($1.93750 per unit)						(3,329)	(3,329)
Share-based compensation, net of forfeitures		13	1,481				1,481
Sale of common shares, net		110	7,320				7,320
Redemption of Units for common shares		33	1,534			(1,534)	—
Redemption of Series E preferred units for common shares		25	1,150			(1,150)	—
Equity rebalancing			(673)			673	—
Shares repurchased		(88)	(4,703)				(4,703)
Shares withheld for taxes			(121)				(121)
Other		1	(29)			(16)	(45)
Balance at June 30, 2024	$93,530	15,057	$1,255,399	$(579,139)	$(749)	$129,256	$898,297

Six Months Ended June 30, 2025
Balance at December 31, 2024	$—	16,719	$1,367,637	$(615,242)	$(407)	$130,455	$882,443
Net loss attributable to controlling interests and noncontrolling interests				(18,249)		(3,037)	(21,286)
Amortization of swap settlements					349		349
Distributions - common shares and Units ($1.54 per share and unit)				(25,775)		(1,500)	(27,275)
Distributions - Series E preferred units ($1.93750 per unit)						(3,065)	(3,065)
Share-based compensation, net of forfeitures		18	1,691				1,691
Redemption of Units for common shares		12	535			(535)	—
Redemption of Series E preferred units for common shares		8	338			(338)	—
Equity rebalancing			(223)			223	—
Contribution to noncontrolling interests - consolidated real estate entities						1,428	1,428
Shares withheld for taxes			(296)				(296)
Other		—	(306)			(101)	(407)
Balance at June 30, 2025	$—	16,757	$1,369,376	$(659,266)	$(58)	$123,530	$833,582
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended June 30, 2024	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at March 31, 2024	$93,530	14,912	$1,246,741	$(564,951)	$(922)	$132,687	$907,085
Net loss attributable to controlling interests and noncontrolling interests				(1,296)		(527)	(1,823)
Amortization of swap settlements					173		173
Distributions - common shares and Units ($0.75 per share and unit)				(11,285)		(622)	(11,907)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,658)	(1,658)
Share-based compensation, net of forfeitures		10	733				733
Sale of common shares, net		110	7,320				7,320
Redemption of Units for common shares		16	737			(737)	—
Redemption of Series E preferred units from common shares		9	422			(422)	—
Equity rebalancing			(551)			551	—
Other			(3)			(16)	(19)
Balance at June 30, 2024	$93,530	15,057	$1,255,399	$(579,139)	$(749)	$129,256	$898,297

Three Months Ended June 30, 2025
Balance at March 31, 2025	$—	16,735	$1,368,276	$(631,855)	$(232)	$127,251	$863,440
Net loss attributable to controlling interests and noncontrolling interests				(14,515)		(2,430)	(16,945)
Amortization of swap settlements					174		174
Distributions - common shares and Units ($0.77 per share and unit)				(12,896)		(746)	(13,642)
Distributions - Series E preferred units ($0.96875 per unit)						(1,533)	(1,533)
Share-based compensation, net of forfeitures		10	833				833
Redemption of Units for common shares		5	201			(201)	—
Redemption of Series E preferred units for common shares		8	323			(323)	—
Equity rebalancing			(129)			129	—
Contribution to noncontrolling interests - consolidated real estate entities						1,428	1,428
Shares withheld for taxes			(4)				(4)
Other		(1)	(124)			(45)	(169)
Balance at June 30, 2025	$—	16,757	$1,369,376	$(659,266)	$(58)	$123,530	$833,582
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,966)	$(6,455)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	55,425	53,314
Loss on sale of real estate and other investments	—	577
Share-based compensation expense	1,691	1,481
Impairment of real estate investments	14,543	—
Amortization of debt premiums and discounts	817	516
Other, net	1,471	1,400
Changes in other assets and liabilities:
Other assets	854	1,748
Accounts payable and accrued expenses	(3,141)	(5,317)
Net cash provided by operating activities	$50,694	$47,264
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	—	(13,147)
Net proceeds from sale of real estate and other investments	—	18,251
Payments for acquisitions of real estate investments	(150,076)	—
Proceeds from insurance	503	1,949
Payments for improvements of real estate investments	(14,771)	(35,586)
Other investing activities	(124)	117
Net cash used by investing activities	$(164,468)	$(28,416)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(14,002)	(3,125)
Proceeds from revolving lines of credit	237,907	58,556
Principal payments on revolving lines of credit	(69,236)	(40,556)
Net proceeds from issuance of common shares	—	7,388
Repurchase of common shares	—	(4,703)
Redemption of Series D preferred units	(5,250)	—
Distributions paid to common shareholders	(25,322)	(22,090)
Distributions paid to preferred shareholders	—	(3,214)
Distributions paid to Series D preferred unitholders	(320)	(320)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(4,553)	(4,596)
Other financing activities	(386)	(45)
Net cash provided by (used by) financing activities	$118,838	$(12,705)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	5,064	6,143
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,129	9,269
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$18,193	$15,412

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,148	$4,915
Operating partnership units converted to common shares	535	1,534
Distributions declared but not paid to common shareholders	13,642	11,907
Series E preferred units converted to common shares	338	1,150
Retirement of shares withheld for taxes	296	121
Involuntary conversion of assets	(628)	(900)
Non-cash interest income	842	336
Unrealized gain (loss) on investment	(48)	11
Contribution to noncontrolling interests - consolidated real estate entities through issuance of note receivable	1,428	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,429	$16,762

	(in thousands)
Balance sheet description	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$12,378	$12,030	$14,328
Restricted cash	5,815	1,099	1,084
Total cash, cash equivalents and restricted cash	$18,193	$13,129	$15,412
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2025
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” the “Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2025, Centerspace owned interests in 72 apartment communities consisting of 13,353 apartment homes.
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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows.
IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR
The Company identified immaterial prior period errors in the consolidated financial statements related to the balance of common shares and noncontrolling interest within Total Equity on the consolidated balance sheets and condensed consolidated balance sheets. The errors related to the equity amount allocated between common shares and noncontrolling interest based on ownership percentage, and did not impact the amount of Total Equity. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC

Topic 250, Accounting for Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections are not material to any previously presented consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors as of and for the years ended December 31, 2023 and 2024, the three months ended March 31, 2024, the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, and the three months ended March 31, 2025 in this Quarterly Report on Form 10-Q.
The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements as of and for the years ended December 31, 2023 and 2024 and the Company’s previously reported interim unaudited condensed consolidated financial statements for the three months ended, March 31, 2024, the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, and the three months ended March 31, 2025. In addition, the Company expects to present the corrected interim 2024 amounts in its 2025 condensed consolidated interim financial statements upon the filing of each of its Quarterly Reports on Form 10-Q on a year-to-date basis as a correction to applicable 2024 periods. A summary of the immaterial corrections to the Company’s previously reported audited and unaudited consolidated financial statements follows.
Corrected Consolidated Balance Sheet as of December 31, 2024 (in thousands)

	December 31, 2024
	Previously Reported	Corrections	As Corrected
Common Shares of Beneficial Interest	$1,269,549	$98,088	$1,367,637
Total shareholders’ equity	653,900	98,088	751,988
Noncontrolling interests – Operating Partnership and Series E preferred units	227,870	(98,088)	129,782
Corrected Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31, 2025
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,002)	$1,337	$335
Series E preferred units converted to common shares	(43)	57	14

	Nine Months Ended September 30, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(2,212)	$4,558	$2,346
Series E preferred units converted to common shares	(2,271)	4,081	1,810

	Six Months Ended June 30, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,367)	$2,901	$1,534
Series E preferred units converted to common shares	(1,220)	2,370	1,150

	Year Ended December 31, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(2,663)	$5,881	$3,218
Series E preferred units converted to common shares	(8,938)	16,722	7,784

	Year Ended December 31, 2023
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,910)	$7,134	$5,224
Series E preferred units converted to common shares	(1,390)	2,947	1,557

Corrected Consolidated Statements of Equity (in thousands)

Years Ended	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2022	$1,177,484	$74,658	$1,252,142	$220,759	$(74,658)	$146,101
Redemption of Units for common shares	(1,910)	7,134	5,224	1,910	(7,134)	(5,224)
Redemption of Series E preferred units for common shares	(1,390)	2,947	1,557	1,390	(2,947)	(1,557)
Equity rebalancing	—	(933)	(933)	—	933	933
Other	(246)	(60)	(306)	(682)	60	(622)
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Issuance of Units	5,296	(911)	4,385	8,579	911	9,490
Redemption of Units for common shares	(2,663)	5,881	3,218	2,663	(5,881)	(3,218)
Redemption of Series E preferred units for common shares	(8,938)	16,722	7,784	8,938	(16,722)	(7,784)
Equity rebalancing	—	(7,350)	(7,350)	—	7,350	7,350
Balance at December 31, 2024	$1,269,549	$98,088	$1,367,637	$228,543	$(98,088)	$130,455
Three Months Ended March 31, 2025
Redemption of Units for common shares	(1,002)	1,337	335	1,002	(1,337)	(335)
Redemption of Series E preferred units for common shares	(43)	57	14	43	(57)	(14)
Equity rebalancing	—	(94)	(94)	—	94	94
Balance at March 31, 2025	$1,268,888	$99,388	$1,368,276	$226,639	$(99,388)	$127,251

Three Months Ended	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Redemption of Units for common shares	(398)	1,195	797	398	(1,195)	(797)
Redemption of Series E preferred units for common shares	(702)	1,430	728	702	(1,430)	(728)
Equity rebalancing	—	(122)	(122)	—	122	122
Balance at March 31, 2024	$1,160,492	$86,249	$1,246,741	$218,936	$(86,249)	$132,687
Redemption of Units for common shares	(969)	1,706	737	969	(1,706)	(737)
Redemption of Series E preferred units for common shares	(518)	940	422	518	(940)	(422)
Equity rebalancing	—	(551)	(551)	—	551	551
Balance at June 30, 2024	$1,167,055	$88,344	$1,255,399	$217,600	$(88,344)	$129,256
Redemption of Units for common shares	(845)	1,657	812	845	(1,657)	(812)
Redemption of Series E preferred units for common shares	(1,051)	1,711	660	1,051	(1,711)	(660)
Equity rebalancing	—	(6,451)	(6,451)	—	6,451	6,451
Balance at September 30, 2024	$1,270,752	$85,261	$1,356,013	$216,125	$(85,261)	$130,864

Six Months Ended June 30, 2024	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Redemption of Units for common shares	(1,367)	2,901	1,534	1,367	(2,901)	(1,534)
Redemption of Series E preferred units for common shares	(1,220)	2,370	1,150	1,220	(2,370)	(1,150)
Equity rebalancing	—	(673)	(673)	—	673	673
Balance at June 30, 2024	$1,167,055	$88,344	$1,255,399	$217,600	$(88,344)	$129,256

Nine Months Ended September 30, 2024	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Redemption of Units for common shares	(2,212)	4,558	2,346	2,212	(4,558)	(2,346)
Redemption of Series E preferred units for common shares	(2,271)	4,081	1,810	2,271	(4,081)	(1,810)
Equity rebalancing	—	(7,124)	(7,124)	—	7,124	7,124
Balance at Balance at September 30, 2024	$1,270,752	$85,261	$1,356,013	$216,125	$(85,261)	$130,864

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
As of June 30, 2025 and December 31, 2024, restricted cash consisted of $5.8 million and $1.1 million, respectively, for real estate deposits and escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended June 30, 2025 and 2024, rental income represented approximately 98.2% and 98.3% of total revenues, respectively, and included gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended June 30, 2025 and 2024, other property revenues represented the remaining 1.8% and 1.7% of total revenues, respectively, and re primarily driven by other fee income, which is typically recognized when earned, at a point in time. For the six months ended June 30, 2025 and 2024, rental income represented approximately 98.3% and 98.2% of total revenues, respectively. For the six months ended June 30, 2025 and 2024, other property revenues represented the remaining 1.7% and 1.8% of total revenues, respectively.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of June 30, 2025, was as follows:

(in thousands)
2025 (remainder)	$1,546
2026	3,088
2027	2,828
2028	2,476
2029	2,167
Thereafter	8,481
Total scheduled lease income - operating leases	$20,586
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
The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2025 and 2024:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2025	2024	2025	2024
Fixed lease income - operating leases	Leases	$63,104	$60,394	$125,301	$120,428
Variable lease income - operating leases	Leases	4,232	3,558	8,063	6,845
Other property revenue	Revenue from contracts with customers	1,213	1,091	2,278	2,276
Total revenue		$68,549	$65,043	$135,642	$129,549
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three months ended June 30, 2025 and 2024, the Company did not recognize any gain or loss on the sale of real estate and other investments. During the six months ended June 30, 2025, the Company did not recognize any gain or loss on the sale of real estate and other investments, compared to a loss of $577,000 during the six months ended June 30, 2024. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflects the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes and average lease term for the commercial component of mixed use properties. During the three months ended June 30, 2025 and 2024, the Company recognized $95,000 and $37,000, respectively, of amortization expense related to intangibles. During the six months ended June 30, 2025 and 2024, the Company recognized $1.2 million and $1.7 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of June 30, 2025, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota and Denver, Colorado markets.
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

The Company presents the assets and liabilities of any properties held for sale separately in the Condensed Consolidated Balance Sheets. Held for sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Condensed Consolidated Balance Sheets. Upon the classification of an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations.
The Company had 12 apartment communities classified as held for sale at June 30, 2025. During the three months ended June 30, 2025, the Company’s Board of Trustees approved a plan to sell a specific list of apartment communities. The Company determined these apartment communities met the criteria to be classified as held for sale as of June 30, 2025. The Company did not have any apartment communities classified as held for sale at December 31, 2024. The table below presents the major components of assets and liabilities for apartment communities held for sale as of June 30, 2025:

(in thousands)
June 30, 2025
Total real estate investments	$137,366
Assets held for sale, net	$137,366

Accounts payable and accrued expenses	$1,029
Liabilities held for sale, net	$1,029
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
During the three and six months ended June 30, 2025, the Company incurred a loss of $14.5 million for the impairment of five apartment communities. These apartment communities were written-down to estimated fair value in connection with the communities classification as held for sale. During the three and six months ended June 30, 2024 the Company did not record a loss for impairment on real estate.
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

REAL ESTATE RELATED NOTES RECEIVABLE
During the three months ended June 30, 2025, the Company entered into a note receivable with the limited partner of its joint venture. As of June 30, 2025, the Company had a $1.4 million variable rate note receivable with the limited partner of its consolidated joint venture. The note matures on April 30, 2026 and bears interest at a rate equal to 1.55% above the adjusted secured overnight financing rate (“SOFR”). The note is secured by a pledge of all equity interests in the joint venture held by the limited partner.
In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company has a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of June 30, 2025 and December 31, 2024, the principal balance was $4.0 million and $4.1 million, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 6.0% with payments due in March and July of each year.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company has a TIF note receivable with a principal balance of $5.1 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039, and may be prepaid in whole or in part at any time.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum which accrues interest that is added to the principal balance and is payable at maturity. As of June 30, 2025 and December 31, 2024, the Company had funded $15.1 million of the mezzanine loan. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss within the property operating expenses, excluding real estate taxes line item. During the three months ended June 30, 2025 and 2024, total advertising expense was $676,000 and $742,000, respectively. During the six months ended June 30, 2025 and 2024, total advertising expense was $1.3 million and $1.5 million, respectively.
INVOLUNTARY CONVERSION OF ASSETS
During the three months ended June 30, 2025, Centerspace recorded $254,000 in casualty losses resulting from updated loss estimates on three previously reported events. During the six months ended June 30, 2025, the Company recorded $776,000 in casualty losses resulting from two new insurance events and updated loss estimates from three previously reported events. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
During the three and six months ended June 30, 2024, Centerspace recognized $137,000 and $755,000, respectively in casualty losses resulting from updated loss estimates from six separate insurance events at apartment communities. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
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

NOTE 3 • NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under its 2015 Incentive Plan, RSUs under its 2025 Incentive Plan (as defined below), Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income (loss) per share upon vesting of the RSUs, upon exercising of ISOs, or upon conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). The Company calculates diluted net income (loss) per share using the treasury stock method for RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss). Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025 and 2024.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NUMERATOR
Net loss attributable to controlling interests	$(14,515)	$(1,296)	$(18,249)	$(5,201)
Dividends to preferred shareholders	—	(1,607)	—	(3,214)
Numerator for basic and diluted loss per share – net loss available to common shareholders	(14,515)	(2,903)	(18,249)	(8,415)

DENOMINATOR
Denominator for basic and diluted income (loss) per share weighted average shares(1)	16,741	14,972	16,734	14,947

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.87)	$(0.19)	$(1.09)	$(0.56)
For the three months ended June 30, 2025, operating partnership units of 971,000, Series D preferred units of 228,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs and options of 25,000, and performance-based RSUs of 43,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
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
For the six months ended June 30, 2025, operating partnership units of 975,000, Series D preferred units of 228,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs of 25,000, and performance-based RSUs of 43,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
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

NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 113,100 and 165,600 preferred units at June 30, 2025 and December 31, 2024, respectively. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. On June 30, 2025, the Company redeemed 52,500 Series D preferred units for an aggregate redemption price of $5.3 million. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $11.3 million and $16.6 million at June 30, 2025 and December 31, 2024, respectively. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Series C Preferred Shares. On August 30, 2024, we delivered notice to holders of the Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, the Company completed the redemption of all the outstanding Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, which was $3.5 million in excess of the carrying value. Such shares were no longer outstanding as of June 30, 2025 and December 31, 2024. The Series C preferred shares were nonvoting and redeemable for cash at $25 per share at Centerspace’s option. Holders of these shares were entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrued at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25 per share liquidation preference, quarterly until September 30, 2024.
Operating Partnership Units. The Operating Partnership had 968,000 and 980,000 outstanding Units at June 30, 2025 and December 31, 2024, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2025 and 2024 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Net Book Basis
2025	5	$201
2024	16	$737

Six Months Ended June 30,
2025	12	$535
2024	33	$1,534
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.6 million Series E preferred units outstanding as of June 30, 2025 and December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units receive an allocation of net income (loss) based upon their participation in earnings or loss of the Company. The Series E preferred units have an aggregate liquidation preference of $157.5 million and $158.2 million as of June 30, 2025 and December 31, 2024, respectively. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the three and six months ended June 30, 2025 and 2024 as detailed below.

	(in thousands)
Three Months Ended June 30,	Number of Series E Preferred Units Redeemed	Number of Common Shares Issued	Total Value
2025	6	8	$323
2024	8	9	$422

Six Months Ended June 30,
2025	6	8	$338
2024	21	25	$1,150
Common Shares and Equity Awards. Common shares outstanding as of June 30, 2025 and December 31, 2024, totaled 16.8 million and 16.7 million, respectively. During the three and six months ended June 30, 2025, Centerspace issued 9,835 and 17,653 common shares, respectively, with a total grant-date fair value of $677,000 and $1.5 million, respectively, as share-based compensation for employees and trustees under its Amended 2015 Incentive Plan. During the three and six months ended June 30, 2024, Centerspace issued 9,723 and 13,465 common shares, respectively, with a total grant-date fair value of $584,000 and $1.0 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace has entered into an equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three and six months ended June 30, 2025. The table below provides details on the sale of common shares during the three and six months ended June 30, 2024 under the ATM Program. As of June 30, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.

	(in thousands, except per share amounts)

Three and Six Months Ended June 30,	Number of Common Shares	Net Consideration(1)	Average Net Price Per Share
2024	110	7,561	$68.77
(1)Total consideration is net of $115,000 in commissions during the three and six months ended June 30, 2024.
Share Repurchase Program. The Company had a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50 million of the Company’s outstanding common shares. This program expired on March 10, 2025. Under the Share Repurchase Program, the Company was authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases varied based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. There were no common shares repurchased during the three and six months ended June 30, 2025. The table below provides details on the shares repurchased during the three and six months ended June 30, 2024.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	—	$—	$—

Six Months Ended June 30,
2024	88	$4,703	$53.62
(1)Amount includes commissions.

NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at June 30, 2025 and December 31, 2024.

	(in thousands)
	June 30, 2025		December 31, 2024
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at June 30, 2025
Lines of credit (1)	$216,030	5.75%	$47,359	5.86%	3.07
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	5.13
Unsecured debt	516,030		347,359		4.27
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	6.06
Mortgages payable - other (3)(4)(5)	406,412	4.03%	420,414	4.02%	5.04
Secured debt	605,262		619,264		5.37
Subtotal	1,121,292	3.90%	966,623	3.58%	4.86
Deferred financing costs, premiums, and discounts on mortgages payable, net	(9,594)		(10,758)
Deferred financing costs on notes payable, net	(450)		(480)
Total debt	$1,111,248		$955,385
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 14 at June 30, 2025 and 15 at December 31, 2024.
(4)Interest rate is fixed.
(5)Includes mortgages payable of $19.1 million as of June 30, 2025, associated with apartment communities classified as held for sale.
As of June 30, 2025, 47 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of June 30, 2025, the Company had additional borrowing availability of $184.2 million beyond the $215.8 million drawn under the Facility, priced at an interest rate of 5.75%. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn under the Facility, priced at an interest rate of 5.81%. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
The Secured Overnight Financing Rate (“SOFR”) is the benchmark alternative reference rate under the Facility. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of June 30, 2025.
In September 2024, Centerspace entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2025 and December 31, 2024, there was $194,000 and $3.4 million outstanding on this line of credit, respectively.
Centerspace had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company also has a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of June 30, 2025 and December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of June 30, 2025 and December 31, 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of June 30, 2025, Centerspace owned 14 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. As of June 30, 2025, the Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans. As of June 30, 2025 and December 31, 2024, the mortgage loans had a balance of $406.4 million and $420.4 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.
The aggregate amount of required future principal payments on outstanding debt as of June 30, 2025, was as follows:

(in thousands)
2025 (remainder)	$22,482
2026	102,810
2027	48,666
2028	334,157
2029	102,477
Thereafter	510,700
Total payments	1,121,292
Deferred financing costs, premiums, and discounts on mortgages payable, net	(9,594)
Deferred financing costs on notes payable, net	(450)
Total(1)	$1,111,248
(1)Includes mortgages payable associated with apartment communities classified as held for sale.
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) will be reclassified to interest expense in the periods in which interest payments are incurred on variable rate debt. During the next twelve months, the Company estimates an additional $58,000 will be reclassified as an increase to interest expense. As of June 30, 2025 and December 31, 2024 the Company had no remaining interest rate swaps.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss as of June 30, 2025 and 2024.

	(in thousands)
	Gain Recognized in OCI		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended June 30,	2025	2024		2025	2024
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(174)	$(173)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(349)	$(370)
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets
Real estate related notes receivable	Other assets	$27,238	—	—	$27,238

December 31, 2024
Assets
Real estate related notes receivable	Other assets	$25,092	—	—	$25,092
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 5.00% to 9.00%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Six months ended June 30, 2025
Real estate related notes receivable	$27,238	$18	$1,092	$1,110
Six months ended June 30, 2024
Real estate related notes receivable	$20,311	$10	$563	$573
As of June 30, 2025 and December 31, 2024, Centerspace had investments totaling $3.0 million and $2.7 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of June 30, 2025, the Company had unfunded commitments of $750,000.

Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at June 30, 2025 consisted of real estate investments that were written-down to estimated fair value in connection with the impairment recorded on five apartment communities during the six months ended June 30, 2025. There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024. The Company’s determination of fair value is based on broker opinions of value net of estimated costs to sell and includes inputs management believes are consistent with those that market participants would use. Due to uncertainties in the estimation process, actual results could differ from such estimates.

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
June 30, 2025
Assets
Real estate investments measured at fair value	Assets held for sale, net	$61,375	—	61,375	$—
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024, respectively, are as follows:

		(in thousands)
		June 30, 2025		December 31, 2024
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$12,378	$12,378	$12,030	$12,030
Restricted cash	Restricted cash	$5,815	$5,815	$1,099	$1,099
FINANCIAL LIABILITIES
Revolving lines of credit	Revolving lines of credit	$216,030	$216,030	$47,359	$47,359
Unsecured senior notes(1)	Notes payable	$300,000	$262,009	$300,000	$253,808
Mortgages payable - Fannie Mae credit facility	Mortgages payable	$198,850	$173,170	$198,850	$166,679
Mortgages payable - other(1)	Mortgages payable	$406,412	$382,320	$420,414	$383,213
(1)Excludes deferred financing costs, debt premiums, and discounts
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired $149.0 million of new real estate during the three and six months ended June 30, 2025. Centerspace did not acquire new real estate during the three and six months ended June 30, 2024. The acquisitions for the six months ended June 30, 2025 are detailed below.

		(in thousands)
		Form of Consideration	Investment Allocation
Acquisitions	Date Acquired	Cash(1)	Land	Building & Improvements	Intangible Assets(2)
341 homes - Sugarmont - Salt Lake City, UT	May 30, 2025	$149,000	$20,086	$124,649	$4,265
Total Acquisitions		$149,000	$20,086	$124,649	$4,265
(1)Excludes $1.1 million in capitalized transaction cost.
(2)Intangible assets consist of in-place leases valued at the time of acquisition.

DISPOSITIONS
Centerspace did not dispose of any real estate during the three and six months ended June 30, 2025 and the three months ended June 30, 2024. During the six months ended June 30, 2024, Centerspace disposed of two apartment communities in two transactions for an aggregate sales price of $19.0 million. The dispositions for the six months ended June 30, 2024 are detailed below.

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
The apartment communities have similar long-term economic characteristics and similar operating characteristics, such as type and length of lease, services offered to residents, and property management practices. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment, Multifamily. “All other” is composed of non-multifamily properties, non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale, which did not meet the aggregation criteria. For the three and six months ended June 30, 2025 and 2024, 12 apartment communities designated as held for sale were included in “all other”.
The following tables present NOI for the three and six months ended June 30, 2025 and 2024, respectively, along with reconciliations to net income (loss) as reported in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended June 30, 2025	Multifamily	All Other	Total
Revenue	$60,774	$7,775	$68,549
Property operating expenses
On-site compensation(1)	6,208	882	7,090
Repairs and maintenance(2)	3,347	568	3,915
Utilities	3,197	567	3,764
Administrative and marketing	1,556	240	1,796
Insurance	1,995	293	2,288
Real estate taxes	6,804	874	7,678
Net operating income	$37,667	$4,351	$42,018
Property management expense			(2,393)
Casualty loss			(399)
Depreciation and amortization			(27,097)
Impairment of real estate investments			(14,543)
General and administrative expenses			(4,382)
Interest expense			(10,724)
Interest and other income			735
Net loss			$(16,785)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Three Months Ended June 30, 2024	Multifamily	All Other	Total
Revenue	$57,796	$7,247	$65,043
Property operating expenses
On-site compensation(1)	5,820	826	6,646
Repairs and maintenance(2)	3,200	515	3,715
Utilities	2,997	494	3,491
Administrative and marketing	1,380	277	1,657
Insurance	2,236	363	2,599
Real estate taxes	6,281	800	7,081
Net operating income	$35,882	$3,972	$39,854
Property management expense			(2,222)
Casualty loss			(510)
Depreciation and amortization			(25,714)
General and administrative expenses			(4,216)
Interest expense			(9,332)
Interest and other income			477
Net loss			$(1,663)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Six Months Ended June 30, 2025	Multifamily	All Other	Total
Revenue	$120,177	$15,465	$135,642
Property operating expenses
On-site compensation(1)	12,220	1,740	13,960
Repairs and maintenance(2)	6,078	1,026	7,104
Utilities	7,326	1,295	8,621
Administrative and marketing	2,907	449	3,356
Insurance	4,210	670	4,880
Real estate taxes	13,534	1,807	15,341
Net operating income	$73,902	$8,478	$82,380
Property management expense			(4,826)
Casualty loss			(931)
Depreciation and amortization			(54,751)
Impairment of real estate investments			(14,543)
General and administrative expenses			(9,379)
Interest expense			(20,359)
Interest and other income			1,443
Net loss			$(20,966)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Six Months Ended June 30, 2024	Multifamily	All Other	Total
Revenue	$114,541	$15,008	$129,549
Property operating expenses
On-site compensation(1)	11,665	1,778	13,443
Repairs and maintenance(2)	6,021	1,073	7,094
Utilities	6,580	1,170	7,750
Administrative and marketing	2,753	535	3,288
Insurance	4,548	749	5,297
Real estate taxes	11,735	1,651	13,386
Net operating income	$71,239	$8,052	$79,291
Property management expense			(4,552)
Casualty loss			(1,330)
Depreciation and amortization			(52,726)
General and administrative expenses			(8,839)
Loss on sale of real estate and other investments			(577)
Interest expense			(18,539)
Interest and other income			817
Net loss			$(6,455)

(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2025, and December 31, 2024, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of June 30, 2025	Multifamily	All Other	Total
Segment assets
Property owned	$2,404,396	$18,039	$2,422,435
Less accumulated depreciation	(607,977)	(4,850)	(612,827)
Total real estate investments	$1,796,419	$13,189	$1,809,608
Cash and cash equivalents			12,378
Restricted cash			5,815
Other assets			48,072
Assets held for sale, net			137,366
Total Assets			$2,013,239

	(in thousands)
As of December 31, 2024	Multifamily	All Other(1)	Total
Segment assets
Property owned	$2,245,097	$235,644	$2,480,741
Less accumulated depreciation	(561,001)	(64,979)	(625,980)
Total real estate investments	$1,684,096	$170,665	$1,854,761
Cash and cash equivalents			12,030
Restricted cash			1,099
Other assets			45,817
Total Assets			$1,913,707
(1)Includes the assets for the 12 apartment communities designated as held for sale.
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
Unfunded Commitments. As of June 30, 2025, Centerspace had unfunded commitments of $750,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2025 Incentive Plan approved by shareholders on May 14, 2025 (the “2025 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 650,000 shares over the ten-year period in which the plan is in effect. Under the 2025 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through June 30, 2025, awards under the 2025

Incentive Plan consisted of RSUs. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Prior to the approval of the 2025 Incentive Plan, share based awards were provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allowed for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan was in effect. Through June 30, 2025, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options.
2025 LTIP Awards
Awards granted to employees on January 1, 2025, under the 2015 Incentive Plan, consisted of an aggregate of 25,121 time-based RSU awards and 11,870 performance RSUs based on total shareholder return (“TSR”). The time-based RSUs vest as to one-third of the shares on each of January 1, 2026, January 1, 2027, and January 1, 2028.
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
Awards granted to trustees on June 1, 2025, under the 2025 Incentive Plan, consist of 9,527 time-based RSUs, which vest on June 1, 2026. These awards are classified as equity awards.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $833,000 and $733,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
NOTE 12 • SUBSEQUENT EVENTS
On July 29, 2025, Centerspace closed on the acquisition of Railway Flats a 420 home apartment community located in Loveland, CO, for $132.2 million which includes the assumption of $76.5 million mortgage debt.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Report”), the audited financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on February 18, 2025, and the risk factors in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
•uncertain global macro-economic and political conditions, the impact of conflicts in Ukraine and the Middle East, including sanctions imposed by the U.S. and other countries, on inflation, trade, and general economic conditions;
•deteriorating economic conditions, including rising unemployment rates, energy costs, and inflation, in the markets where we own apartment communities or in which we may invest in the future;
•rental conditions in our markets, including occupancy levels and rental rates, our potential inability to renew residents or obtain new residents upon expiration of existing leases, our ability to identify and consummate attractive acquisitions and dispositions on favorable terms, our ability to reinvest sales proceeds successfully, our inability to accommodate any significant decline in the market value of real estate serving as collateral for our debt and mortgage obligations; changes in tax and housing laws, including rent control laws, or other factors;
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. Except as otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect events, circumstances, or changes in expectations after the date on which this Report is filed. Readers also should review the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and “Risk Factors” contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of June 30, 2025, we owned interests in 72 apartment communities consisting of 13,353 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost and excluding assets held for sale, was $2.4 billion at June 30, 2025 and $2.5 billion December 31, 2024.
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
Overview of the Three Months Ended June 30, 2025
•Acquired Sugarmont, our first apartment community in Salt Lake City, Utah, consisting of 341 homes for an aggregate purchase price of $149.0 million
•For the three months ended June 30, 2025, revenue increased by $3.5 million or 5.4% to $68.5 million, compared to $65.0 million for the three months ended June 30, 2024, primarily due to increased revenue from same-store and non-same-store communities.
•Same-store revenues increased by 2.7% for the three months ended June 30, 2025, compared to the same period of the prior year, driving a 2.9% increase in same-store NOI compared to the same period of the prior year.
•Net loss was $0.87 per diluted share for the three months ended June 30, 2025, compared to net loss of $0.19 per diluted share for the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) per diluted share increased to $1.28 for the three months ended June 30, 2025, compared to $1.27 for the three months ended June 30, 2024. See the description of Core FFO on pages 33 and 34 and the reconciliation of net loss available to common shareholders to FFO and Core FFO on page 35. This increase was primarily due to dividends to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year along with increased NOI, offset by increased interest expense. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
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
For the comparison of the six months ended June 30, 2025 and 2024, three apartment communities and one apartment community, respectively, were non-same-store. Sold communities and communities designated as held for sale are included in “Held for sale and dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. For the six months ended June 30, 2025 and 2024, 12 apartment communities were designated as held for sale and included in “Held for sale and dispositions.” During the six months ended June 30, 2024, we disposed of two apartment communities, consisting of 205 apartment homes.
Reconciliation of Operating Income (Loss) to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income (loss) to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating income (loss)	$(6,796)	$7,192	$(13,988)	(194.5)%	$(2,050)	$11,267	$(13,317)	(118.2)%
Adjustments:
Property management expenses	2,393	2,222	171	7.7%	4,826	4,552	274	6.0%
Casualty loss	399	510	(111)	(21.8)%	931	1,330	(399)	(30.0)%
Depreciation and amortization	27,097	25,714	1,383	5.4%	54,751	52,726	2,025	3.8%
Impairment of real estate investments	14,543	—	14,543	N/A	14,543	—	14,543	N/A
General and administrative expenses	4,382	4,216	166	3.9%	9,379	8,839	540	6.1%
Loss on sale of real estate and other investments	—	—	—	N/A	—	577	(577)	(100.0)%
Net operating income	$42,018	$39,854	$2,164	5.4%	$82,380	$79,291	$3,089	3.9%

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three and six months ended June 30, 2025 and 2024.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue
Same-store(1)	$58,073	$56,534	$1,539	2.7%	$115,490	$112,037	$3,453	3.1%
Non-same-store(1)	2,701	1,262	1,439	*	4,687	2,504	2,183	*
Other properties(1)	792	546	246	45.1%	1,608	1,152	456	39.6%
Held for sale and dispositions(1)	6,983	6,701	282	*	13,857	13,856	1	*
Total	68,549	65,043	3,506	5.4%	135,642	129,549	6,093	4.7%
Property operating expenses, including real estate taxes
Same-store(1)	21,880	21,363	517	2.4%	44,037	42,191	1,846	4.4%
Non-same-store(1)	1,227	551	676	*	2,238	1,111	1,127	*
Other properties(1)	242	229	13	5.7%	573	403	170	42.2%
Held for sale and dispositions(1)	3,182	3,046	136	*	6,414	6,553	(139)	*
Total	26,531	25,189	1,342	5.3%	53,262	50,258	3,004	6.0%
Net operating income
Same-store(1)	36,193	35,171	1,022	2.9%	71,453	69,846	1,607	2.3%
Non-same-store(1)	1,474	711	763	*	2,449	1,393	1,056	*
Other properties(1)	550	317	233	73.5%	1,035	749	286	38.2%
Held for sale and dispositions(1)	3,801	3,655	146	*	7,443	7,303	140	*
Total	$42,018	$39,854	$2,164	5.4%	$82,380	$79,291	$3,089	3.9%
Property management expenses	(2,393)	(2,222)	171	7.7%	(4,826)	(4,552)	274	6.0%
Casualty loss	(399)	(510)	(111)	(21.8)%	(931)	(1,330)	(399)	(30.0)%
Depreciation and amortization	(27,097)	(25,714)	1,383	5.4%	(54,751)	(52,726)	2,025	3.8%
Impairment of real estate investments	(14,543)	—	14,543	N/A	(14,543)	—	14,543	N/A
General and administrative expenses	(4,382)	(4,216)	166	3.9%	(9,379)	(8,839)	540	6.1%
Loss on sale of real estate and other investments	—	—	—	N/A	—	(577)	577	100.0%
Interest expense	(10,724)	(9,332)	1,392	14.9%	(20,359)	(18,539)	1,820	9.8%
Interest and other income	735	477	258	54.1%	1,443	817	626	76.6%
NET LOSS	$(16,785)	$(1,663)	$(15,122)	909.3%	$(20,966)	$(6,455)	$(14,511)	224.8%
Dividends to Series D preferred unitholders	(160)	(160)	—	—%	(320)	(320)	—	—%
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,483	561	1,922	*	3,126	1,640	1,486	90.6%
Net income attributable to noncontrolling interests – consolidated real estate entities	(53)	(34)	(19)	55.9%	(89)	(66)	(23)	34.8%
Net loss attributable to controlling interests	(14,515)	(1,296)	(13,219)	*	(18,249)	(5,201)	(13,048)	*
Dividends to preferred shareholders	—	(1,607)	1,607	(100.0)%	—	(3,214)	3,214	(100.0)%
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,515)	$(2,903)	$(11,612)	400.0%	$(18,249)	$(8,415)	$(9,834)	116.9%
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
* Not a meaningful percentage.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2025	2024	2025	2024
Same-store	96.1%	95.5%	96.0%	95.1%
Non-same-store	85.9%	94.4%	87.1%	94.3%
Total(2)	94.5%	95.3%	95.6%	95.0%
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
(2)Excludes apartment communities classified as held for sale.

Number of Apartment Homes	as of June 30, 2025	as of June 30, 2024
Same-store	11,084	11,084
Non-same-store	758	288
Held for sale and dispositions	1,511	1,511
Total	13,353	12,883
Same-store analysis.  Revenue from same-store communities increased 2.7%, or $1.5 million, in the three months ended June 30, 2025, compared to the same period in the prior year. The increase was attributable to 2.1% growth in average monthly revenue per occupied home for the three months ended June 30, 2025 and an increase of 0.6% in occupancy as weighted average occupancy increased from 95.5% for the three months ended June 30, 2024 to 96.1% for the three months ended June 30, 2025. Property operating expenses, including real estate taxes, at same-store communities increased by 2.4% or $517,000 in the three months ended June 30, 2025, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $418,000, primarily due to an increase in compensation and utilities. Non-controllable expenses at same-store communities increased by $99,000, due to real estate taxes and offset by a decrease in insurance-related costs. Same-store NOI increased by $1.0 million to $36.2 million for the three months ended June 30, 2025, compared to $35.2 million in the same period of the prior year.
Revenue from same-store communities increased 3.1%, or $3.5 million, in the six months ended June 30, 2025, compared to the same period in the prior year. The increase was attributable to 2.2% growth in average monthly revenue per occupied home for the six months ended June 30, 2025 and an increase of 0.9% in occupancy as weighted average occupancy increased from 95.1% for the six months ended June 30, 2024 to 96.0% for the six months ended June 30, 2025. Property operating expenses, including real estate taxes, at same-store communities increased by 4.4% or $1.8 million in the six months ended June 30, 2025, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $706,000, primarily due to an increase in utilities and compensation. Non-controllable expenses at same-store communities increased by $1.1 million, due to real estate taxes and offset by a decrease in insurance-related costs. Same-store NOI increased by $1.6 million to $71.5 million for the six months ended June 30, 2025, compared to $69.8 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $1.4 million in the three months ended June 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $676,000. NOI at non-same-store communities increased by $763,000 for the three months ended June 30, 2025, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of two apartment communities, one during the fourth quarter of the prior year and the second during the second quarter of the current year, offset by a $214,000 decrease in NOI from repositioning a community by making full unit upgrades, resulting in lower occupancy and requiring relocation of residents.
Revenue from non-same-store communities increased by $2.2 million in the six months ended June 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $1.1 million. NOI at non-same-store communities increased by $1.1 million for the six months ended June 30, 2025, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of two apartment communities, one during the fourth quarter of the prior year and the second during the second quarter of the current year, offset by a $318,000 decrease in NOI from repositioning a community by making full unit upgrades, resulting in lower occupancy and requiring relocation of residents.

Other properties analysis. Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $246,000 in the three months ended June 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $13,000, compared to the same period in the prior year. NOI at other properties increased by $233,000, compared to the same period in the prior year. The increase in revenue, property operating expense, and NOI on other properties is due to the addition of an apartment community with commercial space during the fourth quarter of the prior year.
Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $456,000 in the six months ended June 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $170,000, compared to the same period in the prior year. NOI at other properties increased by $286,000, compared to the same period in the prior year. The increase in revenue, property operating expense, and NOI on other properties is due to the addition of an apartment community with commercial space during the fourth quarter of the prior year
Held for sale and dispositions analysis. Revenue from held for sale and dispositions increased by $282,000 in the three months ended June 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, increased by $136,000 on held for sale and dispositions, compared to the same period in the prior year. NOI on held for sale and dispositions increased $146,000, compared to the same period in the prior year. We disposed of two apartment communities in the first quarter of 2024 and classified 12 properties as held for sale during the second quarter of 2025.
Revenue from held for sale and dispositions increased by $1,000 in the six months ended June 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, on held for sale and dispositions decreased by $139,000, compared to the same period in the prior year. NOI on held for sale and dispositions increased $140,000, compared to the same period in the prior year. We disposed of two apartment communities in the first quarter of 2024 and classified 12 properties as held for sale during the second quarter of 2025.
Property management expenses. Property management expenses, consisting of property management overhead and property management fees paid to third parties, increased by 7.7% to $2.4 million in the three months ended June 30, 2025, compared to $2.2 million in the same period of the prior year. The increase was primarily due to higher compensation related costs compared to the same period of the prior year and fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.
Property management expense, consisting of property management overhead and property management fees paid to third parties, increased by 6.0% to $4.8 million in the six months ended June 30, 2025, compared to $4.6 million in the same period of the prior year. The increase was primarily due to higher compensation costs resulting from new positions and increased pay rates compared to the same period of the prior year, along with fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.
Casualty loss. Casualty loss was $399,000 in the three months ended June 30, 2025, compared to $510,000 in the same period of the prior year. The decrease is primarily due to fewer large loss claims activity in the current period compared to the same period of the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Casualty loss was $931,000 in the six months ended June 30, 2025, compared to $1.3 million in the same period of the prior year. The decrease is primarily due to fewer large loss claims activity in the current period compared to the same period of the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization increased by 5.4% to $27.1 million in the three months ended June 30, 2025, compared to $25.7 million in the same period of the prior year, primarily attributable to an increase in depreciation on apartment communities driven by the addition of two apartment communities, one in the fourth quarter of the prior year and one in the second quarter on the current year, along with value add and acquisition capital projects and amortization of in-place leases.
Depreciation and amortization increased by 3.8% to $54.8 million in the six months ended June 30, 2025, compared to $52.7 million in the same period of the prior year, primarily attributable to an increase in depreciation on apartment communities driven by the addition of two apartment communities, one in the fourth quarter of the prior year and one in the second quarter of the current year, along with value add and acquisition capital projects.
Impairment of real estate investments. Impairment of real estate investments was $14.5 million in the three and six months ended June 30, 2025. The impairment was the result of five apartment communities that were written down to estimated fair value in connection with their reclassification to assets held for sale.

General and administrative expenses.  General and administrative expenses increased by $166,000 to $4.4 million in the three months ended June 30, 2025, compared to $4.2 million in the same period of the prior year. The increase was primarily due to increased compensation costs from higher share-based compensation and other compensation related costs and legal fees, offset by a decrease in consulting fees in the three months ended June 30, 2025, compared to the same period of the prior year.
General and administrative expenses increased by $540,000 to $9.4 million in the six months ended June 30, 2025, compared to $8.8 million in the same period of the prior year. The increase was primarily due to increased compensation costs from higher share-based compensation and other compensation related costs along with professional fees and administrative and office expenses in the six months ended June 30, 2025, compared to the same period of the prior year.
Loss on sale of real estate and other investments. There was no gain or loss on the sale of real estate and other investments in the six months ended June 30, 2025, compared to a loss of $577,000 in the same period of the prior year. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Interest expense.  Interest expense increased by 14.9% to $10.7 million in the three months ended June 30, 2025, compared to $9.3 million in the same period of the prior year, primarily due to a higher outstanding balance on our lines of credit resulting from the acquisition of an apartment community in the second quarter of the current year along with higher mortgage interest and amortization of debt discount resulting from the assumption of a mortgage in connection with an acquisition in the fourth quarter of the prior year.
Interest expense increased by 9.8% to $20.4 million in the six months ended June 30, 2025, compared to $18.5 million in the same period of the prior year, primarily due to a higher outstanding balance on our lines of credit resulting from the acquisition of an apartment community in the second quarter of the current year along with higher mortgage interest and amortization of debt discount resulting from the assumption of a mortgage in connection with an acquisition in the fourth quarter of the prior year.
Interest and other income. Interest and other income increased to $735,000 in the three months ended June 30, 2025, compared to $477,000 in the same period of the prior year. The increase was primarily due to interest income on a real estate related note receivable in the current period that was not fully funded by the end of second quarter of 2024 and a note receivable acquired in the fourth quarter of 2024.
Interest and other income increased to $1.4 million in the six months ended June 30, 2025, compared to $817,000 in the same period of the prior year. The increase was primarily due to interest income on a real estate related note receivable in the current period that was not fully funded by the end of second quarter of 2024 and a note receivable acquired in the fourth quarter of 2024.
Net loss available to common shareholders. Net loss available to common shareholders was $14.5 million for the three months ended June 30, 2025, compared to a net loss of $2.9 million in the three months ended June 30, 2024.
Net loss available to common shareholders was $18.2 million for the six months ended June 30, 2025, compared to a net loss of $8.4 million in the six months ended June 30, 2024.
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
Net loss available to common shareholders for the three months ended June 30, 2025, was $14.5 million compared to net loss of $2.9 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended June 30, 2025, increased to $24.5 million compared to $22.1 million for the comparable period of the prior year, representing an increase of 10.8%. This FFO increase was primarily due to increased NOI along with dividends to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year, offset by increased interest expense.
Net loss available to common shareholders for the six months ended June 30, 2025, was $18.2 million compared to net loss of $8.4 million for the same period of the prior year. FFO applicable to common shares and Units for the six months ended June 30, 2025, increased to $47.7 million compared to $43.0 million for the comparable period of the prior year, representing an increase of 10.9%. This FFO increase was primarily due to increased NOI along with dividends to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year, offset by increased interest expense.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Funds from Operations:
Net loss available to common shareholders	$(14,515)	$(2,903)	$(18,249)	$(8,415)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(2,483)	(561)	(3,126)	(1,640)
Depreciation and amortization	27,097	25,714	54,751	52,726
Less depreciation – non real estate	(84)	(82)	(167)	(167)
Less depreciation – partially owned entities	(21)	(25)	(43)	(49)
Impairment of real estate investments	14,543	—	14,543	—
Loss on sale of real estate	—	—	—	577
FFO applicable to common shares and Units	$24,537	$22,143	$47,709	$43,032

Adjustments to Core FFO:
Non-cash casualty loss	149	191	431	893
Interest rate swap amortization	174	173	349	370
Amortization of assumed debt	418	263	835	526
Other miscellaneous items(1)	19	31	(48)	26
Core FFO applicable to common shares and Units	$25,297	$22,801	$49,276	$44,847

FFO applicable to common shares and Units	$24,537	$22,143	$47,709	$43,032
Dividends to Series D preferred unitholders	160	160	320	320
FFO applicable to common shares and Units - diluted	$24,697	$22,303	$48,029	$43,352

Core FFO applicable to common shares and Units	$25,297	$22,801	$49,276	$44,847
Dividends to Series D preferred unitholders	160	160	320	320
Core FFO applicable to common shares and Units - diluted	$25,457	$22,961	$49,596	$45,167

Per Share Data
Net loss per common share - basic and diluted(2)	$(0.87)	$(0.19)	$(1.09)	$(0.56)
FFO per share and Unit - diluted	$1.24	$1.23	$2.42	$2.39
Core FFO per share and Unit - diluted	$1.28	$1.27	$2.50	$2.49

Weighted average shares - basic and diluted for net loss	16,741	14,972	16,734	14,947
Effect of redeemable operating partnership Units for FFO and Core FFO	971	835	975	845
Effect of Series D preferred units for FFO and Core FFO	228	228	228	228
Effect of Series E preferred units for FFO and Core FFO	1,905	2,062	1,906	2,070
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	25	32	25	26
Weighted average shares and Units for FFO and CFFO - diluted	19,870	18,129	19,868	18,116
(1)Consists of (gain) loss on investments and one-time professional fees.
(2)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net loss per share.
Acquisitions and Dispositions
We acquired $149.0 million of new real estate during the six months ended June 30, 2025. We had no dispositions during the six months ended June 30, 2025. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Distributions Declared
Distributions of $0.77 and $0.75 per common share and Unit were declared during the three months ended June 30, 2025 and 2024, respectively. Distributions of $1.54 and $1.50 per common share and Unit were declared during the six months ended June 30, 2025 and 2024, respectively. Distributions of $0.4140625 and $0.828125 per Series C preferred share were declared during the three and six months ended June 30, 2024, respectively. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended June 30, 2025 and 2024 and $1.931 per Series D preferred unit for the six months ended June 30, 2025 and 2024. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended June 30, 2025 and 2024 and $1.9375 per Series E preferred unit for the six months ended June 30, 2025 and 2024.

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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to real estate deposits, offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our ATM Program, and long-term unsecured debt and secured mortgages.
Our primary liquidity demands are normally-recurring operating and overhead expenses, debt service and repayments, capital improvements to our communities, distributions to the holders of our common shares, Series D and Series E preferred units, and Units, value-add redevelopment, common and preferred share buybacks and Unit redemptions, funding of mezzanine loans or real estate related notes, and acquisitions of additional communities.
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
As of June 30, 2025, we had total liquidity of approximately $206.3 million, which included $194.0 million available on the lines of credit based on the value of unencumbered properties and $12.4 million of cash and cash equivalents. As of December 31, 2024, we had total liquidity of approximately $224.6 million, which included $212.6 million available on the lines of credit based on the value of unencumbered properties and $12.0 million of cash and cash equivalents.
Debt
As of June 30, 2025, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $400.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility” or “Facility”). In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of June 30, 2025, there was $215.8 million outstanding on this line of credit and additional borrowing availability was $184.2 million. At December 31, 2024, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $44.0 million was outstanding and additional borrowing availability was $206.0 million. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
In September 2024, we entered into an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2025 and is designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2025 and December 31, 2024, there was $194,000 and $3.4 million outstanding on this line of credit, respectively.
We had a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also had a separate private note purchase agreement with PGIM and certain other lenders for the issuance of $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), of which all $125.0 million was issued in September 2021. The following table shows the notes issued under both agreements as of June 30, 2025 and December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of June 30, 2025 and December 31, 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding unamortized premiums and discounts and the FMCF, was $406.4 million on 14 apartment communities at June 30, 2025 and $420.4 million on 15 apartment communities at December 31, 2024. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of June 30, 2025 and December 31, 2024, the weighted average interest rate on mortgage debt was 4.03% and 4.02%, respectively. Further information can be found in Note 5 - Debt in the Condensed Consolidated notes.
Equity
We amended our equity distribution agreement in connection with the at the market offering (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The amendment increased the maximum aggregate offering price of common shares available for offer and sale thereunder from $250.0 million to $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM program during the three and six months ended June 30, 2025. The table below provides details on the sale of common shares during the three and six months ended June 30, 2024 under the ATM Program. As of June 30, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program. Further information can be found in Note 4 - Mezzanine Equity and Equity in the Condensed Consolidated notes.

	(in thousands, except per share amounts)
Three and Six Months Ended June 30,	Number of Common Shares	Net Consideration (1)	Average Net Price Per Share
2024	110	$7,561	$68.77
(1)Total consideration is net of $115,000 in commissions during the three and six months ended June 30, 2024.
We had a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $50.0 million of our outstanding common shares which expired on March 10, 2025. Under the Share Repurchase Program, we were authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases varied based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. There were no common shares repurchased during the three and six months ended June 30, 2025. The table below provides details on the common shares repurchased under this program during the three and six months ended June 30, 2024.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2024	—	—	—

Six Months Ended June 30,
2024	88	$4,703	$53.62
(1)Amount includes commissions.
We had 1.6 million Series E preferred units (noncontrolling interests) outstanding on June 30, 2025 and December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units have an aggregate liquidation preference of $157.5 million. The holders of the Series E preferred units do not have voting rights.
We had 113,100 and 165,600 Series D preferred units outstanding on June 30, 2025 and December 31, 2024, respectively. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. On June 30, 2025, we redeemed 52,500 Series D preferred units for an aggregate redemption price of $5.3 million. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $11.3 million and $16.6 million at June 30, 2025 and December 31, 2024, respectively.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2025, we had cash and cash equivalents of $12.4 million and restricted cash consisting of $5.8 million of real estate deposits and escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2024, we had cash and cash equivalents of $12.0 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flows from operations of $50.7 million, during the six months ended June 30, 2025, we generated capital from various activities, including:
•Receiving $168.7 million in net draws on the lines of credit.
During the six months ended June 30, 2025, we used capital for various activities, including:
•Acquiring an apartment community in Salt Lake City, Utah for $150.1 million in cash, including transaction costs;
•Funding capital improvements for apartment communities of approximately $14.8 million;
•Repaying $14.0 million of mortgage principal;
•Redeeming 52,500 Series D preferred units for $5.3 million; and
•Paying distributions on common shares, Series E preferred units, and Units of $29.9 million.
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
Off-Balance Sheet Arrangements
As of June 30, 2025, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and disclosed in Item 1A in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On May 31, 2025, we issued an aggregate of 3,460 unregistered common shares to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. On June 1, 2025, we issued an aggregate of 74 unregistered restricted stock units to our employees and 9,527 unregistered restricted stock units to our trustees as part of their annual equity compensation under our 2025 Incentive Plan. All such issuances of our common shares and restricted stock units were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
April 1 - 30, 2025	30	$64.01	—	$—
May 1 - 31, 2025	—	—	—	—
June 1 - 30, 2025	52,500	100.00	—	—
Total	52,530	$99.98	—
(1)Includes Units and Series D preferred units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)On March 10, 2022, the board authorized a new $50.0 million share repurchase program. This program expired on March 10, 2025.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Form of Time-Based Restricted Stock Unit Award Agreement under the Centerspace 2025 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 15, 2025, as amended on August 4, 2025).

10.2
Form of Trustee Time-Based Restricted Stock Unit Award Agreement under the Centerspace 2025 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 15, 2025, as amended on August 4, 2025).

10.3
Form of Performance-Based Restricted Stock Unit Award Agreement under the Centerspace 2025 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 15, 2025, as amended on August 4, 2025).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: August 4, 2025