Form 10-Q
period 2025-09-30
CENTERSPACE
filed 2025-11-03
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2025
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
    The number of common shares of beneficial interest outstanding as of October 27, 2025, was 16,703,468.

PART I
Item 1. Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Real estate investments
Property owned	$2,536,166	$2,480,741
Less accumulated depreciation	(638,217)	(625,980)
Total real estate investments	1,897,949	1,854,761
Cash and cash equivalents	12,896	12,030
Restricted cash	52,943	1,099
Other assets	47,516	45,817
Assets held for sale, net	86,302	—
TOTAL ASSETS	$2,097,606	$1,913,707
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$66,124	$59,319
Revolving lines of credit	222,500	47,359
Notes payable, net	299,564	299,520
Mortgages payable, net	622,074	608,506
Liabilities held for sale, net	420	—
TOTAL LIABILITIES	$1,210,682	$1,014,704
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 59 units issued and outstanding at September 30, 2025 and 166 units issued and outstanding at December 31, 2024, aggregate liquidation preference of $5,940 at September 30, 2025)	$5,940	$16,560
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,703 shares issued and outstanding at September 30, 2025 and 16,719 shares issued and outstanding at December 31, 2024)	1,366,980	1,367,637
Accumulated distributions in excess of net income	(618,341)	(615,242)
Accumulated other comprehensive loss	—	(407)
Total shareholders’ equity	$748,639	$751,988
Noncontrolling interests – Operating Partnership and Series E preferred units	128,038	129,782
Noncontrolling interests – consolidated real estate entities	4,307	673
TOTAL EQUITY	$880,984	$882,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$2,097,606	$1,913,707
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$71,399	$65,025	$207,041	$194,574
EXPENSES
Property operating expenses, excluding real estate taxes	21,210	19,628	59,131	56,500
Real estate taxes	7,165	7,031	22,506	20,417
Property management expense	2,489	2,242	7,315	6,794
Casualty loss (gain)	127	(412)	1,058	918
Depreciation and amortization	29,056	26,084	83,807	78,810
Impairment of real estate investments	8,676	—	23,219	—
General and administrative expenses	4,997	4,102	14,376	12,941
TOTAL EXPENSES	$73,720	$58,675	$211,412	$176,380
Gain (loss) on sale of real estate and other investments	79,531	—	79,531	(577)
Operating income	77,210	6,350	75,160	17,617
Interest expense	(12,989)	(8,946)	(33,348)	(27,485)
Loss on extinguishment of debt	(3)	—	(3)	—
Interest and other income	1,190	645	2,633	1,462
NET INCOME (LOSS)	$65,408	$(1,951)	$44,442	$(8,406)
Distributions to Series D preferred unitholders	(109)	(160)	(429)	(480)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(9,197)	1,095	(6,071)	2,735
Net income attributable to noncontrolling interests – consolidated real estate entities	(2,319)	(32)	(2,408)	(98)
Net income (loss) attributable to controlling interests	53,783	(1,048)	35,534	(6,249)
Distributions to preferred shareholders	—	(1,607)	—	(4,821)
Redemption of preferred shares	—	(3,511)	—	(3,511)
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$53,783	$(6,166)	$35,534	$(14,581)

NET INCOME (LOSS)	$65,408	$(1,951)	$44,442	$(8,406)
Other comprehensive loss:
Loss on derivative instrument reclassified into earnings	58	171	407	541
TOTAL COMPREHENSIVE INCOME (LOSS)	$65,466	$(1,780)	$44,849	$(7,865)
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(9,188)	1,121	(6,011)	2,821
Net income attributable to noncontrolling interests – consolidated real estate entities	(2,319)	(32)	(2,408)	(98)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$53,959	$(691)	$36,430	$(5,142)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$3.22	$(0.40)	$2.12	$(0.96)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$3.19	$(0.40)	$2.12	$(0.96)

Weighted average shares - basic	16,726	15,528	16,731	15,143

Weighted average shares - diluted	19,771	15,528	19,835	15,143
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Nine Months Ended September 30, 2024	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2023	$93,530	14,963	$1,249,440	$(548,273)	$(1,119)	$137,447	$931,025
Net loss attributable to controlling interests and noncontrolling interests				(6,249)		(2,637)	(8,886)
Amortization of swap settlements					541		541
Distributions - common shares and Units ($2.25 per share and Unit)				(34,866)		(1,868)	(36,734)
Distributions - Series C preferred shares ($1.2421875 per Series C share)				(4,821)			(4,821)
Distributions - Series E preferred units ($2.90625 per unit)						(4,980)	(4,980)
Share-based compensation, net of forfeitures		14	2,245				2,245
Sale of common shares, net		1,587	112,151				112,151
Redemption of Units for common shares		52	2,346			(2,346)	—
Redemption of Series E preferred units for common shares		40	1,810			(1,810)	—
Equity rebalancing			(7,124)			7,124	—
Shares repurchased	(93,530)	(88)	(4,703)	(3,511)			(101,744)
Shares withheld for taxes			(122)				(122)
Other		—	(30)			(66)	(96)
Balance at September 30, 2024	$—	16,568	$1,356,013	$(597,720)	$(578)	$130,864	$888,579

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$—	16,719	$1,367,637	$(615,242)	$(407)	$130,455	$882,443
Net income attributable to controlling interests and noncontrolling interests				35,534		8,479	44,013
Amortization of swap settlements					407		407
Distributions - common shares and Units ($2.31 per share and unit)				(38,633)		(2,242)	(40,875)
Distributions - Series E preferred units ($2.90625 per unit)						(4,591)	(4,591)
Share-based compensation, net of forfeitures		18	2,564				2,564
Sale of common shares, net			(329)				(329)
Redemption of Units for common shares		17	750			(750)	—
Redemption of Series E preferred units for common shares		12	526			(526)	—
Equity rebalancing			(297)			297	—
Shares repurchased		(63)	(3,454)				(3,454)
Contribution to noncontrolling interests - consolidated real estate entities						1,428	1,428
Shares withheld for taxes			(296)				(296)
Other		—	(121)			(205)	(326)
Balance at September 30, 2025	$—	16,703	$1,366,980	$(618,341)	$—	$132,345	$880,984
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended September 30, 2024	PREFERRED SHARES	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at June 30, 2024	$93,530	15,057	$1,255,399	$(579,139)	$(749)	$129,256	$898,297
Net loss attributable to controlling interests and noncontrolling interests				(1,048)		(1,063)	(2,111)
Amortization of swap settlements					171		171
Distributions - common shares and Units ($0.75 per share and unit)				(12,415)		(607)	(13,022)
Distributions - Series C preferred shares ($0.4140625 per Series C share)				(1,607)			(1,607)
Distributions - Series E preferred units ($0.96875 per unit)						(1,651)	(1,651)
Share-based compensation, net of forfeitures		1	764				764
Sale of common shares, net		1,477	104,831				104,831
Redemption of Units for common shares		19	812			(812)	—
Redemption of Series E preferred units for common shares		15	660			(660)	—
Equity rebalancing			(6,451)			6,451	—
Shares repurchased	(93,530)	—	—	(3,511)			(97,041)
Other			(2)			(50)	(52)
Balance at September 30, 2024	$—	16,568	$1,356,013	$(597,720)	$(578)	$130,864	$888,579

Three Months Ended September 30, 2025
Balance at June 30, 2025	$—	16,757	$1,369,376	$(659,266)	$(58)	$123,530	$833,582
Net income attributable to controlling interests and noncontrolling interests				53,783		11,516	65,299
Amortization of swap settlements					58		58
Distributions - common shares and Units ($0.77 per share and unit)				(12,858)		(742)	(13,600)
Distributions - Series E preferred units ($0.96875 per unit)						(1,526)	(1,526)
Share-based compensation, net of forfeitures		—	873				873
Redemption of Units for common shares		5	215			(215)	—
Redemption of Series E preferred units for common shares		4	189			(189)	—
Equity rebalancing			(75)			75	—
Shares repurchased		(63)	(3,454)				(3,454)
Other		—	(144)			(104)	(248)
Balance at September 30, 2025	$—	16,703	$1,366,980	$(618,341)	$—	$132,345	$880,984
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$44,442	$(8,406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	84,859	79,694
(Gain) loss on sale of real estate and other investments	(79,531)	577
Share-based compensation expense	2,564	2,245
Loss on interest rate swap settlement amortization	407	541
Impairment of real estate investments	23,219	—
Non-cash casualty loss	645	2,034
Amortization of debt premiums and discounts	1,339	775
Other, net	410	636
Changes in other assets and liabilities:
Other assets	1,237	(227)
Accounts payable and accrued expenses	6,155	1,714
Net cash provided by operating activities	$85,746	$79,583
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	—	(13,557)
Net proceeds from sale of real estate and other investments	122,351	18,251
Payments for acquisitions of real estate investments	(206,223)	—
Proceeds from insurance	851	1,949
Payments for improvements of real estate investments	(24,120)	(47,436)
Other investing activities	121	333
Net cash used by investing activities	$(107,020)	$(40,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(40,976)	(4,980)
Proceeds from revolving lines of credit	351,275	108,771
Principal payments on revolving lines of credit	(176,135)	(99,771)
Net proceeds from issuance of common shares	—	112,218
Repurchase of common shares	(3,454)	(4,703)
Redemption of Series C preferred shares	—	(97,041)
Redemption of Series D preferred units	(10,620)	—
Distributions paid to common shareholders	(38,218)	(33,374)
Distributions paid to preferred shareholders	—	(4,821)
Distributions paid to Series D preferred unitholders	(429)	(480)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(6,825)	(6,869)
Other financing activities	(634)	(95)
Net cash provided by (used by) financing activities	$73,984	$(31,145)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	52,710	7,978
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	13,129	9,269
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$65,839	$17,247

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$3,178	$4,916
Operating partnership units converted to common shares	750	2,346
Distributions declared but not paid to common shareholders	13,600	13,022
Series E preferred units converted to common shares	526	1,810
Retirement of shares withheld for taxes	296	122
Involuntary conversion of assets	(935)	(2,785)
Real estate assets acquired through assumption of debt	76,496	—
Fair value adjustment to debt	(23,632)	—
Non-cash interest income	1,287	718
Unrealized gain (loss) on investment	503	87
Contribution to noncontrolling interests - consolidated real estate entities through issuance of note receivable	1,428	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$30,181	$24,794

	(in thousands)
Balance sheet description	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$12,896	$12,030	$14,453
Restricted cash	52,943	1,099	2,794
Total cash, cash equivalents and restricted cash	$65,839	$13,129	$17,247

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2025
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” the “Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of September 30, 2025, Centerspace owned interests in 68 apartment communities consisting of 12,941 apartment homes.
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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows.
IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR
During the second quarter of 2025, the Company identified immaterial prior period errors in the consolidated financial statements related to the balance of common shares and noncontrolling interest within Total Equity on the consolidated balance sheets and condensed consolidated balance sheets. The errors related to the equity amount allocated between common shares and noncontrolling interest based on ownership percentage, and did not impact the amount of Total Equity. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff

Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting for Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections are not material to any previously presented consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors as of and for the years ended December 31, 2023 and 2024, the three months ended March 31, 2024, the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, and the three months ended March 31, 2025 in this Quarterly Report on Form 10-Q.
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
Corrected Consolidated Balance Sheet as of December 31, 2024 (in thousands)

	December 31, 2024
	Previously Reported	Corrections	As Corrected
Common Shares of Beneficial Interest	$1,269,549	$98,088	$1,367,637
Total shareholders’ equity	653,900	98,088	751,988
Noncontrolling interests – Operating Partnership and Series E preferred units	227,870	(98,088)	129,782
Corrected Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31, 2025
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,002)	$1,337	$335
Series E preferred units converted to common shares	(43)	57	14

	Nine Months Ended September 30, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(2,212)	$4,558	$2,346
Series E preferred units converted to common shares	(2,271)	4,081	1,810

	Six Months Ended June 30, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,367)	$2,901	$1,534
Series E preferred units converted to common shares	(1,220)	2,370	1,150

	Three Months Ended March 31, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(398)	$1,195	$797
Series E preferred units converted to common shares	(702)	1,430	728

	Year Ended December 31, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(2,663)	$5,881	$3,218
Series E preferred units converted to common shares	(8,938)	16,722	7,784

	Year Ended December 31, 2023
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,910)	$7,134	$5,224
Series E preferred units converted to common shares	(1,390)	2,947	1,557

Corrected Consolidated Statements of Equity (in thousands)

Years Ended	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2022	$1,177,484	$74,658	$1,252,142	$220,759	$(74,658)	$146,101
Redemption of Units for common shares	(1,910)	7,134	5,224	1,910	(7,134)	(5,224)
Redemption of Series E preferred units for common shares	(1,390)	2,947	1,557	1,390	(2,947)	(1,557)
Equity rebalancing	—	(933)	(933)	—	933	933
Other	(246)	(60)	(306)	(682)	60	(622)
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Issuance of Units	5,296	(911)	4,385	8,579	911	9,490
Redemption of Units for common shares	(2,663)	5,881	3,218	2,663	(5,881)	(3,218)
Redemption of Series E preferred units for common shares	(8,938)	16,722	7,784	8,938	(16,722)	(7,784)
Equity rebalancing	—	(7,350)	(7,350)	—	7,350	7,350
Balance at December 31, 2024	$1,269,549	$98,088	$1,367,637	$228,543	$(98,088)	$130,455
Three Months Ended March 31, 2025
Redemption of Units for common shares	(1,002)	1,337	335	1,002	(1,337)	(335)
Redemption of Series E preferred units for common shares	(43)	57	14	43	(57)	(14)
Equity rebalancing	—	(94)	(94)	—	94	94
Balance at March 31, 2025	$1,268,888	$99,388	$1,368,276	$226,639	$(99,388)	$127,251

Three Months Ended	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Redemption of Units for common shares	(398)	1,195	797	398	(1,195)	(797)
Redemption of Series E preferred units for common shares	(702)	1,430	728	702	(1,430)	(728)
Equity rebalancing	—	(122)	(122)	—	122	122
Balance at March 31, 2024	$1,160,492	$86,249	$1,246,741	$218,936	$(86,249)	$132,687
Redemption of Units for common shares	(969)	1,706	737	969	(1,706)	(737)
Redemption of Series E preferred units for common shares	(518)	940	422	518	(940)	(422)
Equity rebalancing	—	(551)	(551)	—	551	551
Balance at June 30, 2024	$1,167,055	$88,344	$1,255,399	$217,600	$(88,344)	$129,256
Redemption of Units for common shares	(845)	1,657	812	845	(1,657)	(812)
Redemption of Series E preferred units for common shares	(1,051)	1,711	660	1,051	(1,711)	(660)
Equity rebalancing	—	(6,451)	(6,451)	—	6,451	6,451
Balance at September 30, 2024	$1,270,752	$85,261	$1,356,013	$216,125	$(85,261)	$130,864

Six Months Ended June 30, 2024	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Redemption of Units for common shares	(1,367)	2,901	1,534	1,367	(2,901)	(1,534)
Redemption of Series E preferred units for common shares	(1,220)	2,370	1,150	1,220	(2,370)	(1,150)
Equity rebalancing	—	(673)	(673)	—	673	673
Balance at June 30, 2024	$1,167,055	$88,344	$1,255,399	$217,600	$(88,344)	$129,256

Nine Months Ended September 30, 2024	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Redemption of Units for common shares	(2,212)	4,558	2,346	2,212	(4,558)	(2,346)
Redemption of Series E preferred units for common shares	(2,271)	4,081	1,810	2,271	(4,081)	(1,810)
Equity rebalancing	—	(7,124)	(7,124)	—	7,124	7,124
Balance at September 30, 2024	$1,270,752	$85,261	$1,356,013	$216,125	$(85,261)	$130,864

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
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
As of September 30, 2025 and December 31, 2024, restricted cash consisted of $52.9 million and $1.1 million, respectively, primarily of net tax deferred proceeds held for exchanges under Section 1031(b) of the Internal Revenue Code of 1986, as amended, along with real estate deposits, security deposits, and escrows held by lenders. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The escrow funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended September 30, 2025 and 2024, rental income represented approximately 98.1% of total revenues, and included gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the three months ended September 30, 2025 and 2024, other property revenues represented the remaining 1.9% of total revenues, and are primarily driven by other fee income, which is typically recognized when earned, at a point in time. For the nine months ended September 30, 2025 and 2024, rental income represented approximately 98.2% of total revenues. For the nine months ended September 30, 2025 and 2024, other property revenues represented the remaining 1.8% of total revenues.
Some of the Company’s apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms, subject to adjustments in rent and certain other terms.
Many of the leases contain non-lease components for utility reimbursement from residents and common area maintenance from commercial tenants. Centerspace has elected the practical expedient to combine lease and non-lease components. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of September 30, 2025, was as follows:

(in thousands)
2025 (remainder)	$776
2026	3,143
2027	2,905
2028	2,573
2029	2,282
Thereafter	9,072
Total scheduled lease income - operating leases	$20,751
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
The following table presents the disaggregation of revenue streams for the three and nine months ended September 30, 2025 and 2024:

		(in thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Applicable Standard	2025	2024	2025	2024
Fixed lease income - operating leases	Leases	$65,984	$60,637	$191,286	$181,066
Variable lease income - operating leases	Leases	4,040	3,172	12,102	10,017
Other property revenue	Revenue from contracts with customers	1,375	1,216	3,653	3,491
Total revenue		$71,399	$65,025	$207,041	$194,574
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three months ended September 30, 2025, the Company recognized a gain of $79.5 million on the sale of real estate and other investments, compared to no gain or loss during the three months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recognized a gain of $79.5 million on the sale of real estate and other investments, compared to a loss of $577,000 during the nine months ended September 30, 2024. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflect the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes and average lease term for the commercial spaces in the Company’s mixed use properties. During the three months ended September 30, 2025 and 2024, the Company recognized $3.6 million and $37,000, respectively, of amortization expense related to intangibles. During the nine months ended September 30, 2025 and 2024, the Company recognized $4.7 million and $1.7 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of September 30, 2025, Centerspace held more than 10% of the carrying value of its real estate portfolio in each of the Minneapolis, Minnesota and Denver, Colorado markets.

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
The Company had seven apartment communities currently under contract and classified as held for sale at September 30, 2025. During the nine months ended September 30, 2025, the Company’s Board of Trustees approved a plan to sell a specific list of apartment communities. The Company determined these apartment communities met the criteria to be classified as held for sale as of September 30, 2025. The Company did not have any apartment communities classified as held for sale at December 31, 2024. The table below presents the major components of assets and liabilities for apartment communities held for sale as of September 30, 2025:

(in thousands)
September 30, 2025
Total real estate investments	$86,302
Assets held for sale, net	$86,302

Accounts payable and accrued expenses	$420
Liabilities held for sale, net	$420
IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates long-lived assets, including real estate investments, for impairment indicators at least quarterly. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, the expected holding period of each property, and legal and environmental concerns. If indicators exist, the Company compares the estimated future undiscounted cash flows for the property against the carrying amount of that property. If the sum of the estimated undiscounted cash flows is less than the carrying amount, an impairment loss is generally recorded for the difference between the estimated fair value and the carrying amount. If the anticipated holding period for properties, the estimated fair value of properties, or other factors change based on market conditions or otherwise, the evaluation of impairment charges may be different and such differences could be material to the consolidated financial statements. The evaluation of estimated cash flows is subjective and is based, in part, on assumptions regarding future physical occupancy, rental rates, and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.
During the three and nine months ended September 30, 2025, the Company incurred a loss of $8.7 million and $23.2 million, respectively, for the impairment of six apartment communities. These apartment communities were written-down to estimated fair value in connection with the communities’ classification as held for sale. During the three and nine months ended September 30, 2024 the Company did not record a loss for impairment on real estate.
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

REAL ESTATE RELATED NOTES RECEIVABLE
During the nine months ended September 30, 2025, the Company issued a variable rate note to the limited partner of its joint venture. As of September 30, 2025, the outstanding obligations under the note were $1.4 million. The note matures on April 30, 2026 and bears interest at a rate equal to 1.55% above the adjusted secured overnight financing rate (“SOFR”). The note is secured by a pledge of all equity interests in the joint venture held by the limited partner. Subsequent to September 30, 2025, the note was paid in full.
In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company has a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of September 30, 2025 and December 31, 2024, the principal balance was $4.0 million and $4.1 million, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 6.0% with payments due in March and July of each year.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company has a TIF note receivable with a principal balance of $4.9 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039, and may be prepaid in whole or in part at any time.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum, which is added to the principal balance and is payable at maturity. As of September 30, 2025 and December 31, 2024, the Company had funded $15.1 million of the mezzanine loan. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within the property operating expenses, excluding real estate taxes line item. During the three months ended September 30, 2025 and 2024, total advertising expense was $871,000 and $899,000, respectively. During the nine months ended September 30, 2025 and 2024, total advertising expense was $2.2 million and $2.4 million, respectively.
INVOLUNTARY CONVERSION OF ASSETS
During the three months ended September 30, 2025, Centerspace recorded $187,000 in casualty losses resulting from updated loss estimates on previously reported events and $387,000 in insurance receivables within other assets on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company recorded $1.0 million in casualty losses resulting from two new insurance events and updated loss estimates from three previously reported events along with insurance receivables of $438,000. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
During the three and nine months ended September 30, 2024, Centerspace recognized $546,000 and $1.3 million, respectively in casualty losses resulting from two new insurance events and updated loss estimates from six separate insurance events at apartment communities. The Company also recorded a $981,000 write-down of an apartment community asset along with an insurance receivable of $2.1 million within other assets on the Condensed Consolidated Balance Sheets due to storm damage at one apartment community during the three and nine months ended September 30, 2024.
In April 2023, a portion of one of the Company’s apartment communities was destroyed by fire. The Company recorded a write-down of the apartment community asset, in accordance with ASC 610-30 on involuntary conversion of non-monetary assets, totaling $1.3 million with an offsetting insurance receivable recorded within other assets on the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2024, the claim was settled for $1.6 million, including remediation and other operating expenses.

NOTE 3 • NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under its 2015 Incentive Plan, RSUs under its 2025 Incentive Plan (as defined below), Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income (loss) per share upon the vesting of the RSUs, exercise of ISOs, or conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). The Company calculates diluted net income (loss) per share using the treasury stock method for RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss). Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2025 and 2024.

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUMERATOR
Net income (loss) attributable to controlling interests	$53,783	$(1,048)	$35,534	$(6,249)
Distributions to preferred shareholders	—	(1,607)	—	(4,821)
Redemption of preferred shares	—	(3,511)	—	(3,511)
Numerator for basic income (loss) per share – net income (loss) available to common shareholders	53,783	(6,166)	35,534	(14,581)
Noncontrolling interests – Operating Partnership and Series E preferred units (1)	9,197	—	6,071	—
Distributions to Series D preferred unitholders (2)	109	—	429	—
Numerator for diluted income (loss) per share (1)	$63,089	$(6,166)	$42,034	$(14,581)

DENOMINATOR
Denominator for basic income (loss) per share weighted average shares	16,726	15,528	16,731	15,143
Effect of operating partnership units(1)	966	—	972	—
Effect of Series D preferred units(2)	155	—	204	—
Effect of Series E preferred units(1)	1,898	—	1,903	—
Effect of dilutive restricted stock units and stock options	26	—	25	—
Denominator for diluted income (loss) per share	19,771	15,528	19,835	15,143

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$3.22	$(0.40)	$2.12	$(0.96)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$3.19	$(0.40)	$2.12	$(0.96)
(1)For the three and nine months ended September 30, 2024, the impact of Units and Series E preferred units was excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
(2)For the three and nine months ended September 30, 2024, distributions to Series D preferred unitholders are excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
For the three months ended September 30, 2024, operating partnership units of 818,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs of 49,000, and performance-based RSUs of 41,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
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
NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 59,400 and 165,600 preferred units at September 30, 2025 and December 31, 2024, respectively. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. During the three and nine months ended September 30, 2025, the Company redeemed 53,700 and 106,200 Series D preferred units, respectively, for an aggregate redemption price of $5.4 million and $10.6 million, respectively. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million and $16.6 million at September 30, 2025 and December 31, 2024, respectively. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Series C Preferred Shares. On August 30, 2024, we delivered notice to holders of the Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, the Company completed the redemption of all the outstanding Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, which was $3.5 million in excess of the carrying value. Such shares were no longer outstanding as of September 30, 2025 and December 31, 2024. The Series C preferred shares were nonvoting and redeemable for cash at $25 per share at Centerspace’s option. Holders of these shares were entitled to cumulative distributions, payable quarterly (as and if declared by the Board of Trustees). Distributions accrued at an annual rate of $1.65625 per share, which is equal to 6.625% of the $25 per share liquidation preference, quarterly until September 30, 2024.
Operating Partnership Units. The Operating Partnership had 963,000 and 980,000 outstanding Units at September 30, 2025 and December 31, 2024, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and nine months ended September 30, 2025 and 2024 as detailed in the table below.

	(in thousands)
Three Months Ended September 30,	Number of Units	Net Book Basis
2025	5	$215
2024	19	$812

Nine Months Ended September 30,
2025	17	$750
2024	52	$2,346
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.6 million Series E preferred units outstanding as of September 30, 2025 and December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units receive an allocation of net income (loss) based upon their participation in earnings or loss of the Company. The Series E preferred units had an aggregate liquidation preference of $157.2 million and $158.2 million as of September 30, 2025 and December 31, 2024, respectively. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the three and nine months ended September 30, 2025 and 2024 as detailed below.

	(in thousands)
Three Months Ended September 30,	Number of Series E Preferred Units Redeemed	Number of Common Shares Issued	Total Value
2025	4	4	$189
2024	12	15	$660

Nine Months Ended September 30,
2025	10	12	$526
2024	33	40	$1,810
Common Shares and Equity Awards. Common shares outstanding as of September 30, 2025 and December 31, 2024, totaled 16.7 million. During the three and nine months ended September 30, 2025, Centerspace issued 82 and 17,735 common shares, respectively, with a total grant-date fair value of $6,000 and $1.5 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan and 2025 Incentive Plan (as defined below). During the three and nine months ended September 30, 2024, Centerspace issued 46 and 13,511 common shares, respectively, with a total grant-date fair value of $4,000 and $1.0 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace has entered into an equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three and nine months ended September 30, 2025. The table below provides details on the sale of common shares during the three and nine months ended September 30, 2024 under the ATM Program. As of September 30, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.

	(in thousands, except per share amounts)

Three Months Ended September 30,	Number of Common Shares	Net Consideration(1)(2)	Average Net Price Per Share
2024	1,477	$105,052	$71.12

Nine Months Ended September 30,
2024	1,587	$112,613	$71.66
(1)Includes 869,000 shares sold on a forward basis for $62.7 million which were physically settled during the three months ended September 30, 2024.
(2)Total consideration is net of $1.0 million and $1.1 million in commissions during the three and nine months ended September 30, 2024, respectively.
Share Repurchase Program. The Company had a share repurchase program, providing for the repurchase of up to an aggregate of $50 million of the Company’s outstanding common shares. This program expired on March 10, 2025. Effective July 31, 2025, the Board of Trustees authorized a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of an aggregate of $100.0 million for the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased under these programs during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company had $96.5 million remaining authorized for purchase under the Share Repurchase Program.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2025	63	$3,454	$54.86
2024	—	—	—

Nine Months Ended September 30,
2025	63	$3,454	$54.86
2024	88	4,703	53.62
(1)Amount includes commissions.
NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at September 30, 2025 and December 31, 2024.

	(in thousands)
	September 30, 2025		December 31, 2024
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at September 30, 2025
Lines of credit (1)	$222,500	5.51%	$47,359	5.86%	2.82
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	4.87
Unsecured debt	522,500		347,359		4.00
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	5.81
Mortgages payable - other (3)(4)(5)(6)	455,934	3.87%	420,414	4.02%	10.05
Secured debt	654,784		619,264		8.77
Subtotal	1,177,284	3.80%	966,623	3.58%	6.65
Deferred financing costs, premiums, and discounts on mortgages payable, net	(32,710)		(10,758)
Deferred financing costs on notes payable, net	(436)		(480)
Total debt	$1,144,138		$955,385
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 13 at September 30, 2025 and 15 at December 31, 2024.
(4)Interest rate is fixed.
(5)Includes mortgages payable of $12.7 million as of September 30, 2025, associated with apartment communities classified as held for sale
(6)Includes mortgages payable of $76.5 million assumed as part of an acquisition discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.
As of September 30, 2025, 44 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of September 30, 2025, the Company had additional borrowing availability of $177.5 million beyond the $222.5 million drawn under the Facility, priced at an interest rate of 5.51%. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn under the Facility, priced at an interest rate of 5.81%. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
SOFR is the benchmark alternative reference rate under the Facility. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at the Company’s option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or daily or term SOFR, plus a margin that ranges from 120-180 basis points with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended. The Unsecured Credit Facility and unsecured senior notes are subject to customary financial covenants and limitations. The Company believes that it was in compliance with all such financial covenants and limitations as of September 30, 2025.
Centerspace has an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of September 30, 2025 there was no outstanding balance on this line of credit compared to $3.4 million outstanding as of December 31, 2024.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”) under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of September 30, 2025 and December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of September 30, 2025 and December 31, 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of September 30, 2025, Centerspace owned 13 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. The Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans as of September 30, 2025. As of September 30, 2025 and December 31, 2024, the mortgage loans had a balance of $455.9 million and $420.4 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.
The aggregate amount of required future principal payments on outstanding debt as of September 30, 2025, was as follows:

(in thousands)
2025 (remainder)	$1,963
2026	97,956
2027	49,980
2028	342,175
2029	103,872
Thereafter	581,338
Total payments	1,177,284
Deferred financing costs, premiums, and discounts on mortgages payable, net	(32,710)
Deferred financing costs on notes payable, net	(436)
Total(1)	$1,144,138
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
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss were reclassified to interest expense in the periods in which interest payments were incurred on variable rate debt. As of September 30, 2025, the Company fully amortized the amounts in accumulated other comprehensive loss. As of September 30, 2025 and December 31, 2024 the Company had no remaining interest rate swaps.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as of September 30, 2025 and 2024.

	(in thousands)
	Gain Recognized in OCI		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended September 30,	2025	2024		2025	2024
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(58)	$(171)

Nine months ended September 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$(407)	$(541)
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets
Real estate related notes receivable	Other assets	$27,466	—	—	$27,466

December 31, 2024
Assets
Real estate related notes receivable	Other assets	$25,092	—	—	$25,092
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 5.00% to 9.00%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Nine months ended September 30, 2025
Real estate related notes receivable	$27,466	$27	$1,675	$1,702
Nine months ended September 30, 2024
Real estate related notes receivable	$20,878	$14	$1,022	$1,036

As of September 30, 2025 and December 31, 2024, Centerspace had investments totaling $3.4 million and $2.7 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of September 30, 2025, the Company had unfunded commitments of $750,000.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at September 30, 2025 consisted of real estate investments that were written-down to estimated fair value in connection with the impairment recorded on six apartment communities during the nine months ended September 30, 2025. There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024. The Company’s determination of fair value is based on market offers to purchase the communities net of estimated costs to sell and other market data. Due to uncertainties in the estimation process, actual results could differ from such estimates.

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets
Real estate investments measured at fair value	Assets held for sale, net	$86,302	—	86,302	$—
Financial Assets and Liabilities Not Measured at Fair Value
The fair value of unsecured senior notes and mortgages payable is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024, respectively, are as follows:

		(in thousands)
		September 30, 2025		December 31, 2024
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents	Cash and cash equivalents	$12,896	$12,896	$12,030	$12,030
Restricted cash	Restricted cash	$52,943	$52,943	$1,099	$1,099
FINANCIAL LIABILITIES
Revolving lines of credit(1)	Revolving lines of credit	$222,500	$222,500	$47,359	$47,359
Unsecured senior notes(1)	Notes payable	$300,000	$265,903	$300,000	$253,808
Mortgages payable - Fannie Mae credit facility(1)	Mortgages payable	$198,850	$175,372	$198,850	$166,679
Mortgages payable - other(1)	Mortgages payable	$455,934	$412,602	$420,414	$383,213
(1)Excludes deferred financing costs, debt premiums, and discounts

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired $132.2 million and $281.2 million of new real estate during the three and nine months ended September 30, 2025, respectively. Centerspace did not acquire new real estate during the three and nine months ended September 30, 2024. The acquisitions for the nine months ended September 30, 2025 are detailed below.

		(in thousands)
		Form of Consideration		Investment Allocation
Acquisitions	Date Acquired	Cash(1)	Other(2)	Land	Building & Improvements	Intangible Assets(3)	Other(4)
341 homes - Sugarmont - Salt Lake City, UT	May 30, 2025	$149,000	$—	$20,086	$124,649	$4,265	$—
420 homes - Railway Flats - Loveland, CO	July 29, 2025	55,704	76,496	10,387	94,198	4,046	23,569
Total Acquisitions		$204,704	$76,496	$30,473	$218,847	$8,311	$23,569
(1)Excludes $1.5 million in capitalized transaction cost.
(2)Assumption of seller’s debt upon closing.
(3)Intangible assets consist of in-place leases valued at the time of acquisition.
(4)Debt premium on assumed mortgages acquired.
DISPOSITIONS
Centerspace disposed of five apartment communities in one transaction for an aggregate sales price of $124.0 million during the three and nine months ended September 30, 2025. Centerspace did not dispose of any real estate during the three months ended September 30, 2024. During the nine months ended September 30, 2024, Centerspace disposed of two apartment communities in two transactions for an aggregate sales price of $19.0 million. The dispositions for the nine months ended September 30, 2025 and 2024 are detailed below.
Nine Months Ended September 30, 2025

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain/(Loss)
832 homes - 5 St. Cloud apartment communities	September 23, 2025	$124,000	$44,469	$79,531
Total Dispositions		$124,000	$44,469	$79,531
Nine Months Ended September 30, 2024

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain/(Loss)
69 homes - Southdale Parc - Richfield, MN	February 29, 2024	$6,200	$6,497	$(297)
136 homes - Wingate - New Hope, MN	February 29, 2024	12,800	13,080	(280)
Total Dispositions		$19,000	$19,577	$(577)
NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information.
The chief executive officer and chief financial officer are the chief operating decision-makers (“CODM”). The CODMs evaluate each property’s operating results, using net operating income (“NOI”) to make decisions about resources to be allocated and to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation, amortization, financing costs, including interest and other income, losses on extinguishment of debt, and interest expense, property management expenses, loss on litigation settlement, casualty gains (losses), and general and administrative expense.

The apartment communities have similar long-term economic characteristics and similar operating characteristics, such as type and length of lease, services offered to residents, and property management practices. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment, Multifamily. “All other” is composed of non-multifamily properties, non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale, which did not meet the aggregation criteria. For the three and nine months ended September 30, 2025 and 2024, seven apartment communities designated as held for sale were included in “all other”. During the three and nine months ended September 30, 2025, the Company disposed of five apartment communities. During the nine months ended September 30, 2024, the Company disposed of two apartment communities. For the three and nine months ended September 30, 2025 and 2024, the disposed apartment communities were included in “all other”.
The following tables present NOI for the three and nine months ended September 30, 2025 and 2024, respectively, along with reconciliations to net income (loss) as reported in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended September 30, 2025	Multifamily	All Other	Total
Revenue	$63,821	$7,578	$71,399
Property operating expenses
On-site compensation(1)	6,522	918	7,440
Repairs and maintenance(2)	4,157	511	4,668
Utilities	3,822	544	4,366
Administrative and marketing	1,722	205	1,927
Insurance	2,490	319	2,809
Real estate taxes	6,311	854	7,165
Net operating income	$38,797	$4,227	$43,024
Property management expense			(2,489)
Casualty loss			(127)
Depreciation and amortization			(29,056)
Impairment of real estate investments			(8,676)
General and administrative expenses			(4,997)
Gain on sale of real estate and other investments			79,531
Interest expense			(12,989)
Loss on debt extinguishment			(3)
Interest and other income			1,190
Net income			$65,408
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Three Months Ended September 30, 2024	Multifamily	All Other	Total
Revenue	$57,896	$7,129	$65,025
Property operating expenses
On-site compensation(1)	5,922	885	6,807
Repairs and maintenance(2)	3,589	510	4,099
Utilities	3,340	509	3,849
Administrative and marketing	1,603	278	1,881
Insurance	2,609	383	2,992
Real estate taxes	6,218	813	7,031
Net operating income	$34,615	$3,751	$38,366
Property management expense			(2,242)
Casualty gain			412
Depreciation and amortization			(26,084)
General and administrative expenses			(4,102)
Interest expense			(8,946)
Interest and other income			645
Net loss			$(1,951)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Nine Months Ended September 30, 2025	Multifamily	All Other	Total
Revenue	$183,999	$23,042	$207,041
Property operating expenses
On-site compensation(1)	18,742	2,659	21,401
Repairs and maintenance(2)	10,235	1,536	11,771
Utilities	11,148	1,840	12,988
Administrative and marketing	4,629	653	5,282
Insurance	6,700	989	7,689
Real estate taxes	19,845	2,661	22,506
Net operating income	$112,700	$12,704	$125,404
Property management expense			(7,315)
Casualty loss			(1,058)
Depreciation and amortization			(83,807)
Impairment of real estate investments			(23,219)
General and administrative expenses			(14,376)
Gain on sale of real estate and other investments			79,531
Interest expense			(33,348)
Loss on debt extinguishment			(3)
Interest and other income			2,633
Net income			$44,442
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Nine Months Ended September 30, 2024	Multifamily	All Other	Total
Revenue	$172,438	$22,136	$194,574
Property operating expenses
On-site compensation(1)	17,586	2,665	20,251
Repairs and maintenance(2)	9,610	1,583	11,193
Utilities	9,919	1,680	11,599
Administrative and marketing	4,356	812	5,168
Insurance	7,157	1,132	8,289
Real estate taxes	17,953	2,464	20,417
Net operating income	$105,857	$11,800	$117,657
Property management expense			(6,794)
Casualty loss			(918)
Depreciation and amortization			(78,810)
General and administrative expenses			(12,941)
Loss on sale of real estate and other investments			(577)
Interest expense			(27,485)
Interest and other income			1,462
Net loss			$(8,406)

(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of September 30, 2025, and December 31, 2024, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of September 30, 2025	Multifamily	All Other	Total
Segment assets
Property owned	$2,518,111	$18,055	$2,536,166
Less accumulated depreciation	(633,194)	(5,023)	(638,217)
Total real estate investments	$1,884,917	$13,032	$1,897,949
Cash and cash equivalents			12,896
Restricted cash			52,943
Other assets			47,516
Assets held for sale, net			86,302
Total Assets			$2,097,606

	(in thousands)
As of December 31, 2024	Multifamily	All Other(1)	Total
Segment assets
Property owned	$2,245,097	$235,644	$2,480,741
Less accumulated depreciation	(561,001)	(64,979)	(625,980)
Total real estate investments	$1,684,096	$170,665	$1,854,761
Cash and cash equivalents			12,030
Restricted cash			1,099
Other assets			45,817
Total Assets			$1,913,707
(1)Includes the assets for the 7 apartment communities designated as held for sale.
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
Limitations on Taxable Dispositions.  Twenty-eight properties, consisting of approximately 5,445 apartment homes, are subject to limitations on taxable dispositions under agreements entered into with certain sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. As of September 30, 2025, Centerspace had unfunded commitments of $750,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2025 Incentive Plan approved by shareholders on May 14, 2025 (the “2025 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 650,000 shares over the ten-year period in which the plan is in effect. Under the 2025 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through September 30, 2025, awards under the 2025 Incentive Plan consisted of RSUs. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Prior to the approval of the 2025 Incentive Plan, share based awards were provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allowed for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan was in effect. Through September 30, 2025, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options.
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

Awards granted to employees on September 1, 2025, under the 2025 Incentive Plan, consist of 363 time-based RSUs and 2,682 performance RSUs based on TSR. The time-based RSUs vest as to one-third of the shares on each of September 1, 2026, January 1, 2027, and January 1, 2028. The performance RSUs are based on the Company’s TSR, as described above. The maximum number of performance RSUs eligible to be earned is 5,364 RSUs, which is 200% of the performance RSUs granted. The terms of this performance award are consistent with the terms of the performance awards described above.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $873,000 and $764,000 for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (the “Report”), the audited financial statements for the year ended December 31, 2024, which are included in our Annual Report on Form 10-K filed with the SEC on February 18, 2025, and the risk factors in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 1, 2025.
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
•failure to reinvest proceeds from sales of properties into tax-deferred exchanges, which could necessitate special distribution and/or tax protection payments;

•inability to fund capital expenditures out of cash flow;
•inability to pay, or need to reduce, distributions on our common shares;
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
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economies, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for apartment homes and retention of our residents. As of September 30, 2025, we owned interests in 68 apartment communities consisting of 12,941 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost and excluding assets held for sale, was $2.5 billion at September 30, 2025 and December 31, 2024.
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
Overview of the Three Months Ended September 30, 2025
•Acquired Railway Flats in Loveland, Colorado, consisting of 420 homes for an aggregate purchase price of $132.2 million, which includes the assumption of $76.5 million in mortgage debt.
•Sold five apartment communities in St. Cloud, Minnesota for an aggregate sale price of $124.0 million.
•For the three months ended September 30, 2025, revenue increased by $6.4 million or 9.8% to $71.4 million, compared to $65.0 million for the three months ended September 30, 2024, primarily due to increased revenue from same-store and non-same-store communities.
•Same-store revenues increased by 2.4% for the three months ended September 30, 2025, compared to the same period of the prior year, driving a 4.5% increase in same-store NOI compared to the same period of the prior year.
•Net income was $3.19 per diluted share for the three months ended September 30, 2025, compared to net loss of $0.40 per diluted share for the same period of the prior year.

•Non-GAAP Core Funds from Operations (“Core FFO”) per diluted share increased to $1.19 for the three months ended September 30, 2025, compared to $1.18 for the three months ended September 30, 2024. See the description of Core FFO on pages 35 and 36 and the reconciliation of net income (loss) available to common shareholders to FFO and Core FFO on page 37. This increase was primarily due to increased NOI along with distributions to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year, offset by increased interest expense and general and administrative expense. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
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
For the comparison of the nine months ended September 30, 2025 and 2024, four apartment communities and one apartment community, respectively, were non-same-store. Sold communities and communities designated as held for sale are included in “Held for sale and dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. For the nine months ended September 30, 2025 and 2024, seven apartment communities were designated as held for sale and included in “Held for sale and dispositions.” During the three and nine months ended September 30, 2025, we disposed of five apartment communities, consisting of 832 apartment homes. During the nine months ended September 30, 2024, we disposed of two apartment communities, consisting of 205 apartment homes.

Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Operating income	$77,210	$6,350	$70,860	*	$75,160	$17,617	$57,543	*
Adjustments:
Property management expenses	2,489	2,242	247	11.0%	7,315	6,794	521	7.7%
Casualty loss (gain)	127	(412)	539	(130.8)%	1,058	918	140	15.3%
Depreciation and amortization	29,056	26,084	2,972	11.4%	83,807	78,810	4,997	6.3%
Impairment of real estate investments	8,676	—	8,676	N/A	23,219	—	23,219	N/A
General and administrative expenses	4,997	4,102	895	21.8%	14,376	12,941	1,435	11.1%
(Gain) loss on sale of real estate and other investments	(79,531)	—	(79,531)	N/A	(79,531)	577	(80,108)	*
Net operating income	$43,024	$38,366	$4,658	12.1%	$125,404	$117,657	$7,747	6.6%
* Not a meaningful percentage.

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three and nine months ended September 30, 2025 and 2024.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue
Same-store(1)	$58,061	$56,707	$1,354	2.4%	$173,552	$168,745	$4,807	2.8%
Non-same-store(1)	5,760	1,189	4,571	*	10,447	3,693	6,754	*
Other properties(1)	899	538	361	67.1%	2,507	1,690	817	48.3%
Held for sale and dispositions(1)	6,679	6,591	88	*	20,535	20,446	89	*
Total	71,399	65,025	6,374	9.8%	207,041	194,574	12,467	6.4%
Property operating expenses, including real estate taxes
Same-store(1)	22,530	22,709	(179)	(0.8)%	66,567	64,898	1,669	2.6%
Non-same-store(1)	2,494	572	1,922	*	4,732	1,683	3,049	*
Other properties(1)	287	221	66	29.9%	860	625	235	37.6%
Held for sale and dispositions(1)	3,064	3,157	(93)	*	9,478	9,711	(233)	*
Total	28,375	26,659	1,716	6.4%	81,637	76,917	4,720	6.1%
Net operating income
Same-store(1)	35,531	33,998	1,533	4.5%	106,985	103,847	3,138	3.0%
Non-same-store(1)	3,266	617	2,649	*	5,715	2,010	3,705	*
Other properties(1)	612	317	295	93.1%	1,647	1,065	582	54.6%
Held for sale and dispositions(1)	3,615	3,434	181	*	11,057	10,735	322	*
Total	$43,024	$38,366	$4,658	12.1%	$125,404	$117,657	$7,747	6.6%
Property management expenses	(2,489)	(2,242)	247	11.0%	(7,315)	(6,794)	521	7.7%
Casualty (loss) gain	(127)	412	539	(130.8)%	(1,058)	(918)	140	15.3%
Depreciation and amortization	(29,056)	(26,084)	2,972	11.4%	(83,807)	(78,810)	4,997	6.3%
Impairment of real estate investments	(8,676)	—	8,676	N/A	(23,219)	—	23,219	N/A
General and administrative expenses	(4,997)	(4,102)	895	21.8%	(14,376)	(12,941)	1,435	11.1%
Gain (loss) on sale of real estate and other investments	79,531	—	79,531	N/A	79,531	(577)	80,108	*
Interest expense	(12,989)	(8,946)	4,043	45.2%	(33,348)	(27,485)	5,863	21.3%
Loss on extinguishment of debt	(3)	—	3	N/A	(3)	—	3	N/A
Interest and other income	1,190	645	545	84.5%	2,633	1,462	1,171	80.1%
NET INCOME (LOSS)	$65,408	$(1,951)	$67,359	*	$44,442	$(8,406)	$52,848	*
Distributions to Series D preferred unitholders	(109)	(160)	51	(31.9)%	(429)	(480)	51	(10.6)%
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(9,197)	1,095	(10,292)	*	(6,071)	2,735	(8,806)	(322.0)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(2,319)	(32)	(2,287)	*	(2,408)	(98)	(2,310)	*
Net income (loss) attributable to controlling interests	53,783	(1,048)	54,831	*	35,534	(6,249)	41,783	*
Distributions to preferred shareholders	—	(1,607)	1,607	(100.0)%	—	(4,821)	4,821	(100.0)%
Redemption of Preferred Shares	—	(3,511)	3,511	(100.0)%	—	(3,511)	3,511	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$53,783	$(6,166)	$59,949	(972.3)%	$35,534	$(14,581)	$50,115	(343.7)%
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
* Not a meaningful percentage.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Occupancy(1)	2025	2024	2025	2024
Same-store	95.8%	95.6%	95.9%	95.3%
Non-same-store	87.5%	91.5%	87.3%	93.4%
Total(2)	95.0%	95.5%	95.4%	95.2%
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
(2)Excludes apartment communities classified as held for sale.

Number of Apartment Homes	as of September 30, 2025	as of September 30, 2024
Same-store	11,084	11,084
Non-same-store	1,178	288
Held for sale and dispositions	679	1,511
Total	12,941	12,883
Same-store analysis.  Revenue from same-store communities increased 2.4%, or $1.4 million, in the three months ended September 30, 2025, compared to the same period in the prior year. The increase was attributable to 2.2% growth in average monthly revenue per occupied home for the three months ended September 30, 2025 and an increase of 0.2% in occupancy as weighted average occupancy increased from 95.6% for the three months ended September 30, 2024 to 95.8% for the three months ended September 30, 2025. Property operating expenses, including real estate taxes, at same-store communities decreased by 0.8% or $179,000 in the three months ended September 30, 2025, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $477,000, primarily due to an increase in repairs and maintenance, compensation, and utilities. Non-controllable expenses at same-store communities decreased by $656,000, due to real estate taxes and insurance-related costs. Same-store NOI increased by $1.5 million to $35.5 million for the three months ended September 30, 2025, compared to $34.0 million in the same period of the prior year.
Revenue from same-store communities increased 2.8%, or $4.8 million, in the nine months ended September 30, 2025, compared to the same period in the prior year. The increase was attributable to 2.2% growth in average monthly revenue per occupied home for the nine months ended September 30, 2025 and an increase of 0.6% in occupancy as weighted average occupancy increased from 95.3% for the nine months ended September 30, 2024 to 95.9% for the nine months ended September 30, 2025. Property operating expenses, including real estate taxes, at same-store communities increased by 2.6% or $1.7 million in the nine months ended September 30, 2025, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.2 million, primarily due to an increase in utilities and compensation. Non-controllable expenses at same-store communities increased by $483,000, due to real estate taxes and offset by a decrease in insurance-related costs. Same-store NOI increased by $3.1 million to $107.0 million for the nine months ended September 30, 2025, compared to $103.8 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $4.6 million in the three months ended September 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $1.9 million. NOI at non-same-store communities increased by $2.6 million for the three months ended September 30, 2025, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of three apartment communities, one during the fourth quarter of the prior year, one during the second quarter of the current year, and one in the third quarter of the current year, offset by a $334,000 decrease in NOI from repositioning a community by making full unit upgrades, resulting in lower occupancy and requiring relocation of residents.
Revenue from non-same-store communities increased by $6.8 million in the nine months ended September 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $3.0 million. NOI at non-same-store communities increased by $3.7 million for the nine months ended September 30, 2025, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of three apartment communities, one during the fourth quarter of the prior year, one during the second quarter of the current year, and one during the third quarter of the current year, offset by a $651,000 decrease in NOI from repositioning a community by making full unit upgrades, resulting in lower occupancy and requiring relocation of residents.
Other properties analysis. Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $361,000 in the three months ended September 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $66,000, compared to the same period in the prior year. NOI at other properties increased by $295,000, compared to the same period in the prior year. The increase in revenue, property operating expense, and NOI on other properties is due to the addition of an apartment community with commercial space during the fourth quarter of the prior year.
Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $817,000 in the nine months ended September 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $235,000, compared to the same period in the prior year. NOI at other properties increased by $582,000, compared to the same period in the prior year. The increase in revenue, property operating expense, and NOI on other properties is due to the addition of an apartment community with commercial space during the fourth quarter of the prior year.
Held for sale and dispositions analysis. Revenue from held for sale and dispositions increased by $88,000 in the three months ended September 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, decreased by $93,000 on held for sale and dispositions, compared to the same period in the prior year. NOI on held for sale and dispositions increased $181,000, compared to the same period in the prior year. We disposed of two apartment communities in the first quarter of 2024, disposed of five apartment communities during the third quarter of 2025, and had seven apartment communities classified as held for sale as of September 30, 2025.
Revenue from held for sale and dispositions increased by $89,000 in the nine months ended September 30, 2025, compared to the same period in the prior year. Property operating expenses, including real estate taxes, on held for sale and dispositions decreased by $233,000, compared to the same period in the prior year. NOI on held for sale and dispositions increased $322,000, compared to the same period in the prior year. We disposed of two apartment communities in the first quarter of 2024, disposed of five apartment communities during the third quarter of 2025, and had seven apartment communities classified as held for sale as of September 30, 2025.
Property management expenses. Property management expenses, consisting of property management overhead and property management fees paid to third parties, increased by 11.0% to $2.5 million in the three months ended September 30, 2025, compared to $2.2 million in the same period of the prior year. The increase was primarily due to higher compensation related costs compared to the same period of the prior year and fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.
Property management expense, consisting of property management overhead and property management fees paid to third parties, increased by 7.7% to $7.3 million in the nine months ended September 30, 2025, compared to $6.8 million in the same period of the prior year. The increase was primarily due to higher compensation costs resulting from new positions and increased pay rates compared to the same period of the prior year, along with fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.
Casualty gain (loss). Casualty loss was $127,000 in the three months ended September 30, 2025, compared to a gain of $412,000 in the same period of the prior year. The increase is primarily due to claim activity in the prior year with losses in excess of our deductibles resulting in estimated recoveries compared to fewer large loss claims in excess of our deductibles and fewer recoveries in the current period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Casualty loss was $1.1 million in the nine months ended September 30, 2025, compared to $918,000 in the same period of the prior year. The increase is primarily due to claim activity in the prior year with losses in excess of our deductibles resulting in estimated recoveries compared to fewer large loss claims in excess of our deductibles and fewer recoveries in the current period. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization increased by 11.4% to $29.1 million in the three months ended September 30, 2025, compared to $26.1 million in the same period of the prior year, primarily attributable to an increase in depreciation on apartment communities driven by the addition of three apartment communities, one in the fourth quarter of the prior year, one during the second quarter of the current year, and one in the third quarter of the current year, along with value add and acquisition capital projects and amortization of in-place leases, offset by a decrease in depreciation from held for sale and sold communities.

Depreciation and amortization increased by 6.3% to $83.8 million in the nine months ended September 30, 2025, compared to $78.8 million in the same period of the prior year, primarily attributable to an increase in depreciation on apartment communities driven by the addition of three apartment communities, one in the fourth quarter of the prior year, one during the second quarter of the current year, and one in the third quarter of the current year, along with value add and acquisition capital projects, offset by a decrease in depreciation from held for sale and sold communities.
Impairment of real estate investments. Impairment of real estate investments was $8.7 million and $23.2 million in the three and nine months ended September 30, 2025, respectively. The impairment was the result of six apartment communities that were written down to estimated fair value in connection with updated market offers on these held for sale assets.
General and administrative expenses.  General and administrative expenses increased by $895,000 to $5.0 million in the three months ended September 30, 2025, compared to $4.1 million in the same period of the prior year. The increase was primarily due to increased compensation costs from higher share-based compensation and other compensation related costs and increased professional fees in the three months ended September 30, 2025, compared to the same period of the prior year.
General and administrative expenses increased by $1.4 million to $14.4 million in the nine months ended September 30, 2025, compared to $12.9 million in the same period of the prior year. The increase was primarily due to increased compensation costs from higher share-based compensation and other compensation related costs along with professional fees and administrative and office expenses in the nine months ended September 30, 2025, compared to the same period of the prior year.
Gain on sale of real estate and other investments. Gain on sale of real estate and other investments was $79.5 million for the three months ended September 30, 2025, compared to no gain or loss in the same period of the prior year. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Gain on sale of real estate and other investments was $79.5 million for the nine months ended September 30, 2025, compared to a loss of $577,000 in the same period of the prior year. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Interest expense.  Interest expense increased by 45.2% to $13.0 million in the three months ended September 30, 2025, compared to $8.9 million in the same period of the prior year, primarily due to a higher outstanding balance on our lines of credit resulting from the acquisitions of two apartment communities, one in the second quarter and one in the third quarter of the current year, along with higher mortgage interest and amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the fourth quarter of the prior year and an acquisition in the third quarter of the current year.
Interest expense increased by 21.3% to $33.3 million in the nine months ended September 30, 2025, compared to $27.5 million in the same period of the prior year, primarily due to a higher outstanding balance on our lines of credit resulting from the acquisitions of two apartment communities, one in the second quarter and one in the third quarter of the current year, along with higher mortgage interest and amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the fourth quarter of the prior year and an acquisition in the third quarter of the current year.
Interest and other income. Interest and other income increased to $1.2 million in the three months ended September 30, 2025, compared to $645,000 in the same period of the prior year. The increase was primarily due to a real estate related note receivable which has a higher principal balance in the current period compared to the same period of the prior year and a note receivable acquired in the fourth quarter of 2024.
Interest and other income increased to $2.6 million in the nine months ended September 30, 2025, compared to $1.5 million in the same period of the prior year. The increase was primarily due to a real estate related note receivable which has a higher principal balance in the current period compared to the same period of the prior year, a note receivable acquired in the fourth quarter of 2024, and a larger gain on investments in the current period compared to the same period of the prior year.
Net income (loss) available to common shareholders. Net income available to common shareholders was $53.8 million for the three months ended September 30, 2025, compared to a net loss of $6.2 million in the three months ended September 30, 2024.
Net income available to common shareholders was $35.5 million for the nine months ended September 30, 2025, compared to a net loss of $14.6 million in the nine months ended September 30, 2024.
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
Net income available to common shareholders for the three months ended September 30, 2025, was $53.8 million compared to net loss of $6.2 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended September 30, 2025, increased to $23.3 million compared to $18.7 million for the comparable period of the prior year, representing an increase of 24.7%. This FFO increase was primarily due to increased NOI along with distributions to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year, offset by increased interest expense and general and administrative expense.
Net income available to common shareholders for the nine months ended September 30, 2025, was $35.5 million compared to net loss of $14.6 million for the same period of the prior year. FFO applicable to common shares and Units for the nine months ended September 30, 2025, increased to $71.1 million compared to $61.7 million for the comparable period of the prior year, representing an increase of 15.1%. This FFO increase was primarily due to increased NOI along with distributions to preferred shareholders that occurred in the prior year that did not occur in the same period of the current year, offset by increased interest expense and general and administrative expense.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Funds from Operations:
Net income (loss) available to common shareholders	$53,783	$(6,166)	$35,534	$(14,581)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	9,197	(1,095)	6,071	(2,735)
Depreciation and amortization	29,056	26,084	83,807	78,810
Less depreciation – non real estate	(85)	(81)	(252)	(248)
Less depreciation – partially owned entities	—	(25)	(43)	(74)
Impairment of real estate investments	8,676	—	23,219	—
(Gain) loss on sale of real estate	(79,531)	—	(79,531)	577
Less gain on sale of real estate - partially owned entities	2,251	—	2,251	—
FFO applicable to common shares and Units	$23,347	$18,717	$71,056	$61,749

Adjustments to Core FFO:
Non-cash casualty (recovery) loss	(123)	(632)	308	261
Loss on extinguishment of debt	3	—	3	—
Interest rate swap amortization	58	171	407	542
Amortization of assumed debt	530	263	1,365	789
Redemption of preferred shares	—	3,511	—	3,511
Other miscellaneous items(1)	(455)	(61)	(503)	(35)
Core FFO applicable to common shares and Units	$23,360	$21,969	$72,636	$66,817

FFO applicable to common shares and Units	$23,347	$18,717	$71,056	$61,749
Distributions to Series D preferred unitholders	109	160	429	480
FFO applicable to common shares and Units - diluted	$23,456	$18,877	$71,485	$62,229

Core FFO applicable to common shares and Units	$23,360	$21,969	$72,636	$66,817
Distributions to Series D preferred unitholders	109	160	429	480
Core FFO applicable to common shares and Units - diluted	$23,469	$22,129	$73,065	$67,297

Per Share Data
Net income (loss) per common share - diluted(2)	$3.19	$(0.40)	$2.12	$(0.96)
FFO per share and Unit - diluted	$1.19	$1.01	$3.60	$3.40
Core FFO per share and Unit - diluted	$1.19	$1.18	$3.68	$3.68

Weighted average shares - basic for net income (loss)	16,726	15,528	16,731	15,143
Effect of operating partnership Units for net income, FFO and Core FFO	966	818	972	836
Effect of Series D preferred units for net income, FFO and Core FFO	155	228	204	228
Effect of Series E preferred units for net income, FFO and Core FFO	1,898	2,053	1,903	2,064
Effect of dilutive restricted stock units and stock options for net income, FFO and Core FFO	26	49	25	32
Weighted average shares and Units for net income, FFO and Core FFO - diluted	19,771	18,676	19,835	18,303
(1)Consists of (gain) loss on investments and one-time professional fees.
(2)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income (loss) per share.
Acquisitions and Dispositions
We acquired $281.2 million of new real estate during the nine months ended September 30, 2025. We disposed of five apartment communities in one transaction for an aggregate sales price of $124.0 million during the nine months ended September 30, 2025. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.

Distributions Declared
Distributions of $0.77 and $0.75 per common share and Unit were declared during the three months ended September 30, 2025 and 2024, respectively. Distributions of $2.31 and $2.25 per common share and Unit were declared during the nine months ended September 30, 2025 and 2024, respectively. Distributions of $0.4140625 and $1.242188 per Series C preferred share were declared during the three and nine months ended September 30, 2024, respectively. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended September 30, 2025 and 2024 and $2.8965 per Series D preferred unit for the nine months ended September 30, 2025 and 2024. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended September 30, 2025 and 2024 and $2.90625 per Series E preferred unit for the nine months ended September 30, 2025 and 2024.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, real estate deposits, offerings of preferred and common shares under our shelf registration statement, including offerings of common shares under our ATM Program, and long-term unsecured debt and secured mortgages.
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
As of September 30, 2025, we had total liquidity of approximately $200.4 million, which included $187.5 million available on the lines of credit based on the value of unencumbered properties and $12.9 million of cash and cash equivalents. As of December 31, 2024, we had total liquidity of approximately $224.6 million, which included $212.6 million available on the lines of credit based on the value of unencumbered properties and $12.0 million of cash and cash equivalents.
Debt
As of September 30, 2025, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $400.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility” or “Facility”). In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of September 30, 2025, there was $222.5 million outstanding on this line of credit and additional borrowing availability was $177.5 million. At December 31, 2024, the line of credit borrowing capacity was $250.0 million based on the value of unencumbered properties, of which $44.0 million was outstanding and additional borrowing availability was $206.0 million. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. On July 26, 2024, the Unsecured Credit Facility was amended to extend maturity and to modify the leverage-based margin ratios applicable to borrowings. As amended, this Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.

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
We have an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of September 30, 2025 there was no outstanding balance on this line of credit compared to $3.4 million outstanding as of December 31, 2024.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of September 30, 2025 and December 31, 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 11 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of September 30, 2025 and December 31, 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding unamortized premiums and discounts and the FMCF, was $455.9 million on 13 apartment communities at September 30, 2025 and $420.4 million on 15 apartment communities at December 31, 2024. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of September 30, 2025 and December 31, 2024, the weighted average interest rate on mortgage debt was 3.87% and 4.02%, respectively. Further information can be found in Note 5 - Debt in the Condensed Consolidated notes.
Equity
We had an equity distribution agreement in connection with our at the market offering (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder was $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM program during the three and nine months ended September 30, 2025. The table below provides details on the sale of common shares during the three and nine months ended September 30, 2024 under the ATM Program. As of September 30, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program. Further information can be found in Note 4 - Mezzanine Equity and Equity in the Condensed Consolidated notes.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Net Consideration (1)(2)	Average Net Price Per Share
2024	1,477	$105,052	$71.12

Nine Months Ended September 30,
2024	1,587	$112,613	$71.66
(1)Includes 869,000 shares sold on a forward basis for $62.7 million which were physically settled during the three months ended September 30, 2024.
(2)Total consideration is net of $1.0 million and $1.1 million in commissions during the three and nine months ended September 30, 2024, respectively.
We had a share repurchase program, providing for the repurchase of up to an aggregate of $50.0 million of our outstanding common shares which expired on March 10, 2025. Effective July 31, 2025, the Board of Trustees authorized a new share purchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $100.0 million of our outstanding common shares. This Share Repurchase Program is valid for one year. Under the Share Repurchase Program, we are authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the common shares repurchased under these programs during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company had $96.5 million remaining authorized for purchase under the Share Repurchase Program.

	(in thousands, except per share amounts)
Three Months Ended September 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2025	63	$3,454	$54.86
2024	—	—	—

Nine Months Ended September 30,
2025	63	$3,454	$54.86
2024	88	$4,703	$53.62
(1)Amount includes commissions.
We had 1.6 million Series E preferred units (noncontrolling interests) outstanding on September 30, 2025 and December 31, 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units had an aggregate liquidation preference of $157.2 million and $158.2 million as of September 30, 2025 and December 31, 2024, respectively. The holders of the Series E preferred units do not have voting rights.
We had 59,400 and 165,600 Series D preferred units outstanding on September 30, 2025 and December 31, 2024, respectively. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. During the three and nine months ended September 30, 2025, we redeemed 53,700 and 106,200 Series D preferred units, respectively, for an aggregate redemption price of $5.4 million and $10.6 million, respectively. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million and $16.6 million at September 30, 2025 and December 31, 2024, respectively.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of September 30, 2025, we had cash and cash equivalents of $12.9 million and restricted cash consisting of $52.9 million of net tax deferred proceeds, real estate deposits, security deposits, and escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2024, we had cash and cash equivalents of $12.0 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.

In addition to cash flows from operations of $85.7 million, during the nine months ended September 30, 2025, we generated capital from various activities, including:
•Receiving $175.1 million in net draws on the lines of credit; and
•Receiving $122.4 million in net proceeds from the sale of five communities.
During the nine months ended September 30, 2025, we used capital for various activities, including:
•Acquiring two apartment communities for $206.2 million in cash, including transaction costs;
•Funding capital improvements for apartment communities of approximately $24.1 million;
•Repaying $41.0 million of mortgage principal;
•Redeeming 106,200 Series D preferred units for $10.6 million;
•Repurchasing approximately 63,000 common shares for $3.5 million; and
•Paying distributions on common shares, Series E preferred units, and Units of $45.0 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2024. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements in this report for additional details. There have been no material changes to our contractual obligations and other commitments since that report was filed.
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
Off-Balance Sheet Arrangements
As of September 30, 2025, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 31, 2025 and August 31, 2025, we issued an aggregate of 442 and 3,246 unregistered common shares, respectively, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
July 1 - 31, 2025	—	$—	—	$100,000,000
August 1 - 31, 2025	62,973	54.86	62,973	96,545,554
September 1 - 30, 2025	53,700	100.00	—	96,545,554
Total	116,673	$75.63	62,973
(1)Includes Units and Series D preferred units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)Effective July 31, 2025, the board authorized a $100.0 million share repurchase program which expires on July 31, 2026.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our trustees or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: November 3, 2025