Form 10-K
period 2025-12-31
CENTERSPACE
filed 2026-02-17
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 001-35624
CENTERSPACE
(Exact name of Registrant as specified in its charter)

North Dakota		45-0311232
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
1324 20th Avenue SW	Post Office Box 1988
Minot	ND	58702-1988
(Address of principal executive offices)		(Zip code)
701-837-4738
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, no par value	CSR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes   ☑   No
The aggregate market value of the Registrant’s outstanding common shares of beneficial interest held by non-affiliates of the Registrant as of June 30, 2025 was 1,004,902,285 based on the last reported sale price on the New York Stock Exchange on June 30, 2025. For purposes of this calculation, the Registrant has assumed that its trustees and executive officers are affiliates.
The number of common shares of beneficial interest outstanding as of February 10, 2026, was 16,774,337.
References in this Report to the “Company,” “Centerspace,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise.
Documents Incorporated by Reference: Portions of Centerspace’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders will be incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) hereof.

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
•uncertain global macro-economic and political conditions, the impact of actual or threatened wars or other international conflicts, such as in Ukraine, the Middle East, and South America, including sanctions imposed by the U.S. and other countries, on inflation, trade, and general economic conditions;
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
•the process and results of our review of strategic alternatives;
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
•inability to comply with laws and regulations, including those related to the environment, applicable to our business and any related investigations or litigation; and
•other risks identified in this Report, in our other reports filed with the Securities and Exchange Commission (“SEC”), or in other documents that we publicly disseminate.
Readers should carefully review our financial statements and the notes thereto, as well as the section entitled “Risk Factors” in Item 1A of this Report and the other documents we file from time to time with the SEC.
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
PART I
Item 1. Business
OVERVIEW
Centerspace (“we,” “us,” “our,” “Centerspace,” or the “Company”) is a real estate investment trust (“REIT”) organized under the laws of North Dakota that is focused on the ownership, management, acquisition, development, and redevelopment of apartment communities. Our current emphasis is on making operational enhancements that will improve our residents’ experience, redeveloping some of our existing apartment communities to meet current market demands, and acquiring new apartment communities in large, attractive markets, including the Minneapolis/St. Paul, Denver, Boulder/Fort Collins, and Salt Lake City metropolitan areas.
We focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2025, we owned 61 apartment communities, containing 12,262 homes and having a total real estate investment amount, net of accumulated depreciation, of $1.9 billion. Our corporate headquarters is located in Minot, North Dakota. We also have a corporate office in Minneapolis, Minnesota.
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

STRUCTURE
We were organized under the laws of North Dakota on July 31, 1970 and have operated as a REIT under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”), since our formation. On February 1, 1997, we were restructured as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), and we conduct our daily business operations primarily through our operating partnership, Centerspace, LP (the “Operating Partnership”). The sole general partner of Centerspace, LP is Centerspace, Inc., a North Dakota corporation and our wholly owned subsidiary. All of our assets and liabilities have been contributed to Centerspace, LP, through Centerspace, Inc., in exchange for the sole general partnership interest in Centerspace, LP. Centerspace, LP holds substantially all of the assets of the Company. Centerspace, LP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of limited partnership units (“Units”), which is one of the reasons the Company is structured in this manner. As of December 31, 2025, Centerspace, Inc. owned an 85.6% interest in Centerspace, LP. The remaining interest in Centerspace, LP is held by individual limited partners.
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
FINANCING AND DISTRIBUTIONS
To fund our investment and capital activities, we rely on a combination of issuance of common shares, preferred shares, Units in exchange for property, and borrowed funds. We regularly issue distributions to our shareholders and Unitholders. Each of these is described below.
At-the-Market Offering Program
We have entered into an equity distribution agreement in connection with an at-the-market offering program (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale under the ATM Program is $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the year ended December 31, 2025. During the year ended December 31, 2024, we issued 1.6 million common shares under the ATM Program at an average price of $71.66 per share, net of commissions. Total consideration, net of commissions and issuance costs, was approximately $112.0 million. As of December 31, 2025, we had common shares having an aggregate offering price of up to $262.9 million remaining available under the ATM Program.

Bank Financing and Other Debt
As of December 31, 2025, we owned 44 apartment communities that were not encumbered by mortgages and which were available to provide credit support for our unsecured borrowings. Our primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, we exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of December 31, 2025, the additional borrowing availability was $246.0 million beyond the $154.0 million drawn, priced at an interest rate of 5.12%. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn under the Facility, priced at an interest rate of 5.81%. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
We have an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2025, there was $925,000 outstanding on this line of credit, priced at an interest rate of 5.91%, compared to $3.4 million outstanding as of December 31, 2024, priced at an interest rate of 6.56%.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We issued $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”) under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of December 31, 2025 and 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is currently secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, at a blended weighted average fixed interest rate of 2.78%. As of December 31, 2025 and 2024, the FMCF had a balance of $198.9 million.
As of December 31, 2025, we owned 10 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to us other than for standard carve-out obligations. Interest rates on mortgage loans range from 2.78% to 5.04%, and the mortgage loans have varying maturity dates from June 1, 2026, through June 1, 2060.
As of December 31, 2025, our ratio of total indebtedness to total gross real estate investments was 41.8%. Our borrowings are subject to customary covenants and limitations. We believe we were in compliance with all such covenants and limitations as of December 31, 2025.

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
We had 59,400 Series D preferred units outstanding as of December 31, 2025. Each Series D preferred unit has a par value of $100. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issue price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation preference of $5.9 million. The holders of the Series D preferred units do not have voting rights.
We had 1.6 million Series E preferred units outstanding as of December 31, 2025. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units have an aggregate liquidation preference of $157.0 million. The holders of Series E preferred units do not have voting rights.
Distributions to Shareholders
The Code requires a REIT to distribute 90% of its net taxable income, excluding net capital gains, to its shareholders, and to either distribute 100% net capital gains or pay a corporate level tax in lieu thereof. We have distributed, and intend to continue to distribute, enough of our taxable income to satisfy these requirements. Our general practice has been to target cash distributions to our common shareholders and the holders of limited partnership Units of approximately 65% to 90% of our funds from operations and to use the remaining funds for capital improvements or the reduction of debt. Distributions to our common shareholders and unitholders in the years ended December 31, 2025 and 2024 totaled approximately 65% and 67%, respectively, on a per share and Unit basis of our funds from operations.
For additional information on our sources of liquidity and funds from operations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.”
HUMAN CAPITAL
We strive to foster a great work environment and offer an exceptional experience through competitive pay, benefits, and training programs to our employees, who we refer to as team members. Our objective is to attract, develop, retain, and reward individuals with the talent and skills to help support our business objectives and make our communities home for our residents. As of December 31, 2025, we had 349 employees (334 full-time and 15 part-time) across multiple states.
Compensation and benefits. Our total rewards program includes competitive compensation, a robust benefits program including: paid leave, paid holidays, volunteer time, health and dental benefits, discounted rental rates on our apartments, employee assistance program, life insurance, 401(k) plan, tuition reimbursement and more. We take great pride in our pay for performance strategy where team members are aligned with overall company performance as well as specific performance metrics based on roles. Our annual performance management process invites team members to complete a self-evaluation along with their manager’s assessment. The results of these assessments are a component of the merit increase and pay for performance strategy. As of December 31, 2025, the average tenure of our team members was 4.7 years.
Environmental, Social, and Governance. As part of our ESG initiatives, we publish an annual ESG report detailing our efforts related to furthering our mission, including through providing corporate sponsorship in the communities which we serve, offering paid time off for team members to volunteer, training and compensation programs. During the year ended December 31, 2025, team members completed over 2,700 volunteer hours.
Training and development. Training our team members is important, and we facilitate that through a learning management system which allows us to provide custom training as well as utilize a library of multifamily focused courses specializing in customer service, sales, leadership, diversity, fair housing, safety, and cyber security. We partnered with Interplay Learning to bring a library of maintenance courses that provide immersive, hands-on learning using virtual reality to complete training designed for continuing education and onboarding. During the year ended December 31, 2025, team members completed approximately 14,800 training courses and attended nearly 6,600 online training events.

Team member engagement. We conduct a team member engagement survey annually, where we encourage all team members to provide feedback on our performance. The survey and others conducted throughout the year allow team members to provide feedback anonymously. The results are discussed and presented within functional teams and company-wide.
Diversity, Equity, & Inclusion. We are committed to creating a culture that is inclusive, equitable, and diverse by fostering an environment where everyone can participate and everybody belongs. We are committed to becoming a better reflection of the world we live in and the communities we serve. We strive to develop enduring change by recognizing talent with different backgrounds and experiences with shared goals, and by nurturing an environment where every team member can bring their whole selves to work. It is through an active focus on policies, procedures, and best practices along with increased awareness and education. As of December 31, 2025, 79.7% of our team members self-identified as white, 7.7% as Hispanic and/or Latino, 2.9% as Black or African American, and 9.7% other ethnicities. As of December 31, 2025, 47.0% of our total team members, 57.0% of our senior management, and 57.1% of our Board of Trustees self-identified as female.
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
Risks Related to Our Strategic Alternatives Review Process
Our Review of Strategic Alternatives May Not Result in an Executed or Consummated Transaction or Transactions, and the Process of Reviewing Strategic Alternatives or its Conclusion Could Adversely Affect our Business and Our Shareholders. On November 11, 2025, we confirmed that our Board of Trustees had initiated a review of the Company’s strategic alternatives, and that the Board of Trustees is actively considering a wide range of options including, among other things, a sale, merger and other business combinations, as well as continuing to execute on our independent business strategy. We are actively working with our financial and legal advisors in connection with our strategic alternatives review process.
We may not be able to identify or consummate a suitable transaction or transactions and do not currently have any commitments relating to any transactions. We may not be able to successfully implement a strategic transaction we pursue, and even if we determine to pursue one or more strategic transactions, we may be unable to do so on acceptable financial terms and any such transaction or transactions may not improve the market price of our common stock. Pursuing strategic alternatives is subject to risks, including those outlined herein, and if we are unsuccessful in consummating a strategic transaction or transactions, our business could be materially adversely affected. We have and will continue to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. In addition, the process could negatively impact our ability to recruit and retain qualified personnel, business partners and other stakeholders important to our success. Further, the process may be time consuming and disruptive to our business operations, could divert the attention of management and our Board of Trustees from our business and could expose us to potential litigation in connection with this process or any resulting transaction or transactions.
Risks Related to Our Properties and Operations
We depend on residents for rental payments, which account for most of our revenue, and low occupancy rates or lease terminations could reduce our revenues from rents. The value of our properties and our ability to make distributions depend on the ability of our residents to generate enough income to pay their rents on time. The success of our properties depends on the occupancy levels, rental income and operating expenses of our properties and our business. Residents’ inability to timely or fully pay their rents may be impacted by their employment prospects and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our residents’ ability to make their required lease payments. If residents default on their leases or fail to renew their leases, we may be unable to re-lease the property for the rent previously received. Our apartment leases are generally for a term of 12 months or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation and increases in operating costs, as our leases allow for adjustments in the rental rate at the time of renewal, which may enable us to seek increases. However, because these leases generally allow residents to leave at the expiration of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. Furthermore, we may be unable to increase rents, whether due to market conditions or applicable law, at a rate consistent with inflation or our increased operating costs. In addition, we may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to shareholders and may also cause the value of our common shares to decline.
Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition. Our results of operations are materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, interest rates, recession, availability of capital, and the effects of governmental initiatives to manage economic conditions. Actual or threatened wars or other international conflicts, such as those in Ukraine, the Middle East, and South America, resulting sanctions and related countermeasures by the United States and other countries, could lead to market disruptions, including significant volatility in the credit and capital markets and the economy in general, which could weaken our operations and financial performance. Any development or escalation of these conflicts, or any new conflicts, including those resulting from the policies of the U.S. Presidential Administration, could significantly affect worldwide political stability and cause turmoil in the capital markets and generally in the global financial system. Additionally, geopolitical and macroeconomic consequences of these events cannot be predicted but could severely impact the world economy.

There is also substantial uncertainty surrounding tariffs and international trade relations, and it is difficult for us to predict future trade measures and the impact they will have on our business and operations. New or existing tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced spending on housing, limits on trade with the U.S. or other potentially adverse economic outcomes.
In addition, there may be political crises, civil unrest, or another outbreak or escalation of hostilities among various actors in the markets in which we operate, including Minneapolis, which could threaten the safety of our residents, subject our communities to increased risk of damage and could worsen the long-term attractiveness of our communities if they persist. The occurrence of any of these could cause current or potential residents to delay or decrease spending on housing as their budgets are impacted by economic or political conditions. The inability of current and potential residents to pay market rents may adversely affect our earnings and cash flows. In addition, deterioration of conditions in worldwide credit markets could limit our ability to obtain financing to fund our operations and capital expenditures.
Our financial performance is subject to risks associated with the real estate industry and ownership of apartment communities. These risks include, but are not limited to, the following:
•downturns in national, regional, and local economic conditions (particularly increases in unemployment);
•competition from other apartment communities and alternative housing;
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
•technological changes, such as artificial intelligence;
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
We may be unable to acquire or develop properties and expand our operations into new or existing markets successfully. We intend to explore acquisitions or developments of properties in new and existing geographic markets. Acquiring or developing new properties and expanding into new markets introduces several risks, including, but not limited to, the following:

•we may be unable to identify suitable properties or other assets that meet our acquisition or development criteria or consummate acquisitions or developments on satisfactory terms, or at all;
•we may be unable to maintain consistent standards, controls, policies, and procedures, or realize the anticipated benefits of the acquisitions within our expected time frame, or at all;
•development and redevelopment activities associated with new properties are subject to a number of risks, including risks associated with construction work, cost overruns, project delays, or other factors that may increase the expected costs of a project;
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
We depend on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn or slowdown in the sector or other economic factors. Substantially all of our investments are concentrated in the multifamily housing sector. As a result, we are subject to risks inherent in investments in a single asset class. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our business and results of operations or on the value of our assets than if our investments were diversified into more than one asset class.
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
Inflation and price volatility in the global economy could hurt our business and results of operations. During the past several years, inflation in the United States rose to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility. These increases and any fiscal or other policy interventions by the U.S. government in reaction to such events could harm our business by increasing our operating costs and our borrowing costs, as well as decreasing the capital available to our residents and prospective residents who wish to rent in our communities. Although we believe that we could increase rent to combat inflation, the cost to operate and maintain communities could increase faster or at a rate greater than our ability to increase rents, which could adversely affect our results of operations. We may also be limited by law in our ability to increase rents. See “Multifamily residential properties may be subject to rent stabilization regulations and other restrictions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.” See “Adverse changes in tax laws and other laws may affect our liabilities relating to our properties and operations.”
Catastrophic weather, natural events, and climate change could adversely affect our business. Some of our apartment communities are located in areas that may experience catastrophic weather and other natural events from time to time, including snow or ice storms, fires, flooding, tornadoes, or other severe or inclement weather. These natural events could cause damage or losses that may be greater than insured levels. If a loss occurs in excess of insured limits, we could lose all or a portion of our investment in an affected property as well as future revenue from that apartment community. We may continue to be obligated to repay mortgage indebtedness or other obligations related to an affected apartment community.
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
Our current or future insurance may not protect us against possible losses. We carry comprehensive liability, fire, cyber, extended coverage, and other insurance covering our properties and our business at levels that we believe to be adequate and comparable to coverage customarily obtained by others in our industry. However, the coverage limits of our current or future policies may be insufficient to cover the full cost of repair or replacement of all potential losses, or our level of coverage may not remain available in the future or, if available, may be available only at unacceptable cost or with unacceptable terms. We also do not maintain coverage for certain catastrophic events like hurricanes and earthquakes because the cost of such insurance is deemed by management to be higher than the risk of loss due to the location of our properties. In most cases, we have to renew our insurance policies annually and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases. In addition, a reduction of the number of insurance providers or the unwillingness of existing insurance providers to write insurance for multifamily properties may reduce the potential availability and increase the cost for obtaining insurance on our properties. Any material increases in insurance rates or decrease in available coverage in the future could adversely affect our results of operations.
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
Multifamily residential properties may be subject to rent stabilization regulations and other restrictions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts. Rent control or rent stabilization laws and other regulatory restrictions may limit our ability to increase rents and otherwise charge residents fees and pass through new or increased operating costs to our residents. There has been a recent increase in municipalities and other local governments, including those in locations where we own properties, considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents based solely on market conditions. In addition, the multifamily housing industry has faced increased scrutiny over fees charged to residents. In January 2025, the Federal Trade Commission filed a lawsuit against the nation’s largest landlord for deceiving consumers about rent prices by charging “numerous mandatory fees” in addition to monthly rent. These restrictions, initiatives, government enforcement actions and any other future enactments of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations would limit our ability to charge market rents and fees, increase rents, evict residents, or recover increases in our operating expenses and could reduce the value of our multifamily properties or make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with our investment in these multifamily properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances reduce rental income from the community. Furthermore, such regulations may impair our ability to attract higher-paying residents to our properties.
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
Because real estate investments are relatively illiquid and various other factors limit our ability to dispose of assets, we may be unable to sell properties when appropriate. We may have limited ability to change our portfolio by selling properties quickly in response to our strategic plan and changes in economic or other conditions, the prohibitions under the federal income tax laws on REITs holding property for sale, and related regulations. In some cases, the Code imposes penalties on a REIT that sells property held for less than two years and limits the number of properties it can sell in a given year. Our ability to dispose of assets also may be limited by constraints on our ability to use disposition proceeds to make acquisitions on financially attractive terms. Some of our properties were acquired using limited partnership Units of Centerspace, LP, our operating partnership, and are subject to certain tax-protection agreements that restrict our ability to sell these properties in transactions that would create current taxable income to the former owners. As a result, we are motivated to structure the sale of these assets as tax-free exchanges, the requirements of which are technical and may be difficult to achieve.
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
Adverse changes in tax laws and other laws may affect our liabilities relating to our properties and operations. Increases in real estate taxes, including recent property tax increases in several of the markets in which we operate, and service and transfer taxes may adversely affect our cash available for distributions and our ability to service our debt. Similarly, changes in laws that increase the potential liability for environmental conditions or that affect development, construction, and safety requirements may result in significant unanticipated costs. Future enactment of rent control or rent stabilization laws or other laws regulating apartment communities may reduce rental revenues or increase operating costs. See “Multifamily residential properties may be subject to rent stabilization regulations and other restrictions which limit our ability to raise rents above specified maximum amounts and could give rise to claims by residents that their rents exceed such specified maximum amounts.”
We may be unable to retain or attract qualified management. We depend on our senior officers for essentially all aspects of our business operations. Our senior officers have experience in the real estate industry, and the loss of any one of them would likely have a significant adverse effect on our operations and could adversely impact our relationships with lenders and industry personnel. Except for our Chief Executive Officer and Chief Financial Officer, we do not have employment contracts with any of our senior officers. The employment contracts require between 30 and 60 days’ advance notice before termination by our Chief Executive Officer or Chief Financial Officer. Any other senior officer may terminate his or her relationship with us at any time, without providing advance notice. If we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, it could adversely affect our business.
We may be unable to attract and retain qualified employees. We face tight labor markets in many markets in which we operate, and we depend on employees at our apartment communities to provide attractive homes for our residents. Further, inflation may necessitate increasing employee wages and salaries to retain our employees. The loss of key personnel at these apartment communities, or the inability or cost of replacing such personnel at such communities, could hurt our business and results of operations.
The failure of third-party management companies to properly manage our properties could adversely affect our results of operations. We rely on property management companies to manage some of our properties. These management companies are responsible for, among other things, leasing and marketing rental units, evaluating and selecting tenants, collecting rent, paying certain operating expenses and maintaining our properties. If these property management companies do not perform their duties properly, the occupancy rates and rental rates at the properties managed by such property managers may decline and the expenses at such properties may increase. In addition, the loss of our property managers could result in a decrease in occupancy rates, rental rates or both or an increase in expenses. In addition, we may be unable to terminate an underperforming management company. If we are unable to terminate an underperforming property manager on a timely basis, our occupancy and rental rates may decrease and our expenses may increase.
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
Even the most well-protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target. In some cases, these breaches are designed to be undetected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, thereby making it impossible to entirely mitigate this risk. The risk of a breach or security failure, particularly through cyber-attacks or cyber-intrusion, has generally increased because of the rise in new technologies, including artificial intelligence, and the increased sophistication and activities of the perpetrators of attempted attacks and intrusions. A security breach or other significant disruption involving computer networks and related systems could cause substantial costs and other negative effects, including litigation, remediation costs, costs to deploy additional protection strategies, compromising of confidential information, and reputational damage adversely affecting investor confidence.
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
The development and use of artificial intelligence in the workplace presents risks and challenges that may adversely impact our business and operating results. We have begun leveraging artificial intelligence for certain of our operations. Failure to invest adequately in artificial intelligence may result in us lagging behind our competitors in terms of improving operational efficiency and achieving superior outcomes for our business and our residents. As we embark on these initiatives, we may encounter challenges such as a shortage of appropriate data to train internal artificial intelligence models, a lack of skilled talent to effectively execute our strategy of leveraging artificial intelligence internally, or the possibility that the tools we use may not deliver the intended value. Use of third-party artificial intelligence tools can also bring information security, data privacy and legal risks. Failure to successfully implement and manage artificial intelligence could negatively impact our business and operating results.
We may be responsible for potential liabilities under environmental laws. Under various federal, state and local laws, ordinances, and regulations, we, as a current or previous owner or operator of real estate, may be liable for the costs of removal or remediation of hazardous or toxic substances in, on, around, or under that property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly remediate any property containing these substances, may adversely affect our ability to sell or rent the affected property or to borrow funds using the property as collateral. In arranging for the disposal or treatment of hazardous or toxic substances, we also may be liable for the costs of removal or remediation of these substances at that disposal or treatment facility, whether or not we own or operate the facility. In connection with our current or former ownership (direct or indirect), operation, management, development, and control of real properties, we may be liable for removal or remediation costs for hazardous or toxic substances at those properties, as well as certain other costs, including governmental fines and claims for injuries to persons and property. Although we are unaware of any such claims associated with our existing properties that would have a significant adverse effect on our business, potential future costs, and damage claims may be substantial and could exceed any insurance coverage we may have for such events or such coverage may not exist. The presence of such substances, or the failure to properly remediate any such impacts, may adversely affect our ability to borrow against, develop, sell, or rent the affected property. Some environmental laws create or allow a government agency to impose a lien on the impacted property in favor of the government for damages and costs it incurs as a result of responding to hazardous or toxic substances.
Environmental laws also govern the presence, maintenance, and removal of asbestos, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos; notify and train those who may come into contact with asbestos; and undertake special precautions if asbestos would be disturbed during renovation or demolition of a building. Indoor air quality issues may also require special investigation and remediation. These air quality issues can result from inadequate ventilation, chemical contaminants from indoor or outdoor sources, or natural or biological contaminants such as radon, molds, pollen, viruses, and bacteria. Asbestos or air quality remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s residents, or require rehabilitation of an affected property.
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
A potential future pandemic or other outbreak of a highly infectious or contagious diseases may materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects, and ability to service our debt obligations, and our ability to pay dividends and other distributions to our equityholders. The COVID-19 pandemic had, and any future pandemic may have, an impact on our financial condition, results of operations, and cash flows, as well as an adverse effect our residents and commercial tenants, the real estate market, and the global economy and financial markets generally. The effects of any such outbreak are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the epidemic, pandemic, or other outbreak, the actions taken to contain it or mitigate its impact, and the direct and indirect economic effects of the outbreak and containment measures. Global outbreaks of infectious diseases may also exacerbate certain of the other risks described in this “Risk Factors” section.
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
•our cash flow will be insufficient to meet required payments of principal and interest, particularly if net operating income is reduced significantly due to the effects of the uncertain global macroeconomic and political conditions including inflation, and price volatility;
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
Restrictive covenants in our debt agreements may limit our operating and financial flexibility, and our inability to comply with these covenants could have significant implications. Our indebtedness, which at December 31, 2025 totaled outstanding borrowings of approximately $1.1 billion, contains significant restrictions and covenants. These restrictions and covenants include financial covenants relating to fixed charge coverage ratios, maximum secured debt, maintenance of unencumbered asset value, and total debt to total asset value, among others and certain non-financial covenants. These may limit our ability to make future investments and dispositions, add incremental secured and recourse debt, and add overall leverage. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with these covenants would be an event of default. An event of default under the terms of our indebtedness would permit the lenders to accelerate indebtedness under effected agreements, which would include agreements that contain cross-acceleration provisions with respect to other indebtedness.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt. As of December 31, 2025, 17 of our properties were encumbered by mortgages. Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by property may prompt foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hurt our ability to meet the distribution requirements applicable to REITs under the Code.
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
Our future growth depends, in part, on our ability to raise additional equity capital, which could dilute the interests of our common shareholders. Our future growth depends on, among other things, our ability to raise equity capital, including through our ATM Program, and issue limited partnership Units of our Operating Partnership. Sales of substantial amounts of our common or preferred shares, or the perception that such sales or issuances might occur, may dilute the interests of the current common shareholders and could adversely affect the market price of our common shares. In addition, as a REIT, we are required to make distributions to holders of our equity securities of at least 90% of our REIT taxable income, determined before a deduction for dividends paid and excluding any net capital gain. This limits our ability to retain cash or earnings to fund future growth and makes us more dependent on raising funds through other means, which may include raising additional equity capital. Future sales of common shares, preferred shares, or other securities may dilute current shareholders and could have an adverse impact on the market price of our common shares.
We may issue additional classes or series of our shares of beneficial interest with rights and preferences that are superior to the rights and preferences of our common shares. Our Declaration of Trust provides for an unlimited number of shares of beneficial interest. Without the approval of our common shareholders, our Board of Trustees may establish additional classes or series of our shares of beneficial interest, and such classes or series may have dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights and preferences that are superior to the rights of the holders of our common shares. We have a shelf registration statement that enables us to sell an undetermined number of equity and other securities listed in the prospectus. Future sales of preferred shares or other securities may adversely affect the rights of common shareholders and have an adverse impact on the market price of our common shares.
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
If the transaction is not void, then the shares in violation of the foregoing conditions will automatically be exchanged for an equal number of excess shares, and these excess shares will be transferred to an excess share trustee for the exclusive benefit of the charitable beneficiaries named by our Board of Trustees. The Trust’s Declaration of Trust also forbids a person from owning in excess of the ownership limit of 9.8%, in number or value, of the Trust’s outstanding shares, although the Board of Trustees retains the ability to make exceptions to this ownership threshold. This ownership limit as well as other restrictions on ownership and transfer of our stock in our charter may discourage a tender offer, takeover, or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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
Failure of the Operating Partnership to qualify as a partnership would lead to corporate taxation and significantly reduce the amount of cash available for distribution. We believe that the Operating Partnership, qualifies as a partnership for federal income tax purposes. However, we can provide no assurance that the IRS will not challenge its status as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were to treat the Operating Partnership as an entity taxable as a corporation (such as a publicly traded partnership taxable as a corporation), we would no longer qualify as a REIT because the value of our ownership interest in the Operating Partnership would exceed 5% of our assets and because we would be considered to hold more than 10% of the voting securities and value of the outstanding securities of another corporation. The imposition of a corporate tax on the Operating Partnership would significantly reduce the amount of cash available for distribution.
Partnership tax audit rules could have a material adverse effect on us. Under the rules applicable to U.S. federal income tax audits of partnerships, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction or credit of a partnership (and a partner's allocable share thereof) is determined, and taxes, interest, and penalties attributable thereto are assessed and collected, at the partnership level. Unless the partnership makes an election or takes certain steps to require the partners to pay their tax on their allocable shares of the adjustment, it is possible that partnerships in which we directly or indirectly invest, including the Operating Partnership, would be required to pay additional taxes, interest and penalties as a result of an audit adjustment. We, as a direct or indirect partner of the Operating Partnership and other partnerships, could be required to bear the economic burden of those taxes, interest and penalties even though as a REIT, we may not otherwise have been required to pay additional corporate-level tax. These rules are significant for collecting tax in partnership audits and there can be no assurance that these rules will not have a material adverse effect on us.
Dividends payable by REITs may be taxed at higher rates than dividends of non-REIT corporations, which could reduce the net cash received by our shareholders and may harm our ability to raise additional funds through any future sale of our stock. Dividends paid by REITs to U.S. shareholders that are individuals, trusts, or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs, such tax rate is still higher than the tax rate applicable to regular corporate qualified dividends. This may cause investors to view REIT investments as less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including our stock. Investors should consult with their tax advisers about the U.S. tax consequences of an investment in our stock or Units.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA made significant changes to the U.S. federal income tax laws in various areas. Among the notable changes, the OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017, most of which were set to expire after December 31, 2025. As a result of such extensions, individuals and other non-corporate taxpayers will continue to be entitled to a 20% deduction for certain "qualified REIT dividends" for taxable years after 2025, subject to certain requirements, and the maximum U.S. federal income tax rate on ordinary income for individuals and other non-corporate taxpayers will continue to be 37% after 2025 (before application of the 3.8% Medicare tax on "net investment income"). In addition, the OBBBA also increased the percentage limit under the REIT asset test applicable to securities of one or more taxable REIT subsidiaries from 20% to 25% for 2026 and subsequent taxable years. You are urged to consult with your own tax advisor to determine the effects of the OBBBA and the ownership and disposition of our securities or debt securities of the Operating Partnership on your individual tax situation, including any state, local, or non-U.S. tax consequences.
We may face risks in connection with Section 1031 exchanges. From time to time, we dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may be unable to dispose of properties on a tax-deferred basis. If we cannot meet the technical requirements of a desired Section 1031 exchange, we may have to make a special dividend payment to our shareholders if we cannot mitigate the taxable gains realized. The failure to reinvest proceeds from sales of properties into tax-deferred exchanges could necessitate payments to certain Operating Partnership unitholders with tax protection agreements.
We have tax protection agreements in place on 21 properties. If these properties are sold in a taxable transaction, we must make the unitholders associated with these particular properties whole through the payment of their related tax. We dispose of properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Code whenever possible. If we cannot satisfy all of the technical requirements of Section 1031, or if Section 1031 is repealed, selling a property with a tax protection agreement could trigger a material obligation to make the associated Operating Partnership unitholders whole.
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
Federal, state and foreign income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations as well as statutory changes.
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
A comprehensive approach to assessing, identifying, and managing cybersecurity risks is part of the Company’s overall risk management strategy. We believe our cybersecurity program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0, which serves as the foundational model guiding our controls, governance, and continuous risk‑management practices. A combination of internal and external monitoring services help identify, manage, and assess how management responds within our enterprise risk management processes. Any known cybersecurity incidents would be reported to our Board, Chief Executive Officer, and disclosure committee for evaluation.
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
Management and Leasing of Our Real Estate Assets
We conduct our corporate operations from offices in Minot, North Dakota, and Minneapolis, Minnesota. The day-to-day management of our properties is generally carried out by our own employees. When properties acquired have effective pre-existing property management in place or when particular properties are, in our judgment, not attractive candidates for self-management, we may utilize third-party professional management companies for day-to-day management. In that case, however, all decisions relating to purchase, sale, insurance coverage, major capital improvements, annual operating budgets, and major renovations are made exclusively by our employees and implemented by the third-party management companies. Generally, our third-party management contracts are for terms of one year or less and provide for compensation ranging from 2.5% to 5.0% of gross rent collections and, typically, we may terminate these contracts upon 60 days or less notice for cause or upon the property manager’s failure to meet certain specified financial performance goals.
Summary of Communities Owned as of December 31, 2025
The following table presents information regarding our 61 apartment communities held for investment, as of December 31, 2025. We provide certain information on a same-store and non-same-store basis. Same-store communities are owned or stabilized for substantially all of the periods being compared, and, in the case of newly-acquired or constructed properties, have achieved a target level of physical occupancy of 90%, or re-positioned communities when they have achieved stabilized operations. We define re-positioned communities as having significant development and construction activity on existing buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of improved community cash flow and competitive position through extensive unit and amenity upgrades. We categorize a re-positioned community as same-store when the development and construction activity has been completed, and operations have stabilized. This is typically reaching an overall occupancy of 90%. Not all communities undergoing value add are considered a re-positioned community. Non-same store communities are communities not owned or stabilized as of the beginning of the previous year, including re-positioned communities, and excluding communities held for sale and the non-multifamily components of mixed-use properties.
On the first day of each calendar year, we determine the composition of our same-store pool for that year as well as adjust the previous year, which allows us to evaluate the performance of existing apartment communities. “Other” includes non-multifamily properties and non-multifamily components of mixed use properties. We own the following real estate through our wholly-owned subsidiaries. We account for these interests on a consolidated basis. Additional information is included in Schedule III to our financial statements included in this Report.

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2025
SAME-STORE
71 France - Edina, MN (1)	241	$69,024	98.3%
Alps Park Apartments - Rapid City, SD	71	6,448	98.6%
Arcata Apartments - Golden Valley, MN (1)	165	35,562	96.4%
Ashland Apartment Homes - Grand Forks, ND	84	9,194	95.2%
Avalon Cove Townhomes - Rochester, MN	187	41,582	97.9%
Bayberry Place - Eagan, MN (2)(3)	120	17,323	84.2%
Burgundy & Hillsboro - New Hope, MN (2)	250	36,952	96.4%
Canyon Lake Apartments - Rapid City, SD	109	6,805	92.7%
Cardinal Point Apartments - Grand Forks, ND	251	37,626	95.6%
Cascade Shores Townhomes + Flats - Rochester, MN	366	85,501	94.8%
Castlerock Apartment Homes - Billings, MT	165	7,695	94.6%
Civic Lofts - Denver, CO	176	48,637	90.3%
Connelly on Eleven - Burnsville, MN	240	27,796	96.3%
Cottonwood Apartment Homes - Bismarck, ND	268	25,582	94.0%
Country Meadows Apartment Homes - Billings, MT	133	10,064	91.7%
Deer Ridge Apartment Homes - Jamestown, ND	163	25,709	93.9%
Donovan Apartment Homes - Lincoln, NE	232	28,729	94.8%
Dylan at RiNo - Denver, CO	274	91,487	94.5%
Evergreen Apartment Homes - Isanti, MN	72	7,438	95.8%
Gardens Apartments - Grand Forks, ND	74	9,630	98.7%
Greenfield - Omaha, NE	96	8,437	94.8%
Homestead Garden Apartments - Rapid City, SD	152	18,697	96.1%
Ironwood - New Hope, MN	182	40,578	96.2%
Lake Vista Apartment Homes - Loveland, CO (1)	303	90,549	97.7%
Lakeside Village Apartment Homes - Lincoln, NE	208	25,161	93.8%
Legacy Apartments - Grand Forks, ND	360	34,860	97.2%
Legacy Heights Apartment Homes - Bismarck, ND	119	15,615	98.3%
Lugano at Cherry Creek - Denver, CO	328	105,759	93.0%
Lyra Apartments - Centennial, CO (2)	215	93,923	95.8%
Martin Blu - Eden Prairie, MN (1)	191	50,780	95.3%
Meadows Apartments - Jamestown, ND	81	7,547	92.9%
Monticello Crossings - Monticello, MN	202	33,537	91.6%
Monticello Village - Monticello, MN	60	5,707	95.0%
Noko Apartments - Minneapolis, MN	130	45,313	95.4%
Northridge Apartments - Bismarck, ND	68	8,939	94.1%
Olympic Village Apartments - Billings, MT	274	15,940	96.7%
Oxbo Urban Rentals - St Paul, MN	191	58,589	92.7%
Palisades - Roseville, MN (1)	330	65,851	96.4%
Park Place Apartments - Plymouth, MN	500	115,081	97.4%
Parkhouse Apartment Homes - Thornton, CO (1)	465	149,968	91.6%
Plymouth Pointe - Plymouth, MN (2)	96	15,011	95.8%
Pointe West Apartments - Rapid City, SD	90	6,183	93.3%

		(in thousands)
		Investment	Physical
	Number of	(initial cost plus	Occupancy
	Apartment	improvements less	as of
Community Name and Location	Homes	impairment)	December 31, 2025
Quarry Ridge Apartments - Rochester, MN	320	42,327	96.9%
Red 20 Apartments - Minneapolis, MN	130	27,032	96.2%
Rimrock West Apartments - Billings, MT	78	5,789	93.6%
River Pointe - Fridley, MN (2)	300	42,546	96.3%
River Ridge Apartment Homes - Bismarck, ND	146	27,685	98.0%
Rocky Meadows Apartments - Billings, MT	98	8,232	89.8%
Rum River Apartments - Isanti, MN	72	6,253	94.4%
Silver Springs Apartment Homes - Rapid City, SD	52	4,341	96.2%
SouthFork Townhomes + Flats - Lakeville, MN (1)	272	55,832	96.3%
Southpoint Apartments - Grand Forks, ND	96	11,230	95.8%
Sunset Trail Apartment Homes - Rochester, MN	146	20,093	96.6%
Union Pointe - Longmont, CO	256	77,121	93.4%
Westend - Denver, CO	390	133,966	94.6%
Whispering Ridge - Omaha, NE (1)	336	32,690	95.2%
Woodridge on Second - Rochester, MN	110	12,683	91.8%
TOTAL SAME-STORE	11,084	$2,148,629

NON-SAME-STORE
Lydian - Denver, CO (1)	129	40,707	91.5%
Railway Flats - Loveland, CO (1)	420	105,027	92.1%
Sugarmont - Salt Lake City, UT (2)	341	145,932	94.4%
The Bosk - Woodbury, MN (2)	288	67,445	77.8%
TOTAL NON-SAME-STORE	1,178	$359,111

TOTAL MULTIFAMILY	12,262	$2,507,740

		(in thousands)
		Investment	Physical
	Net Rentable	(initial cost plus	Occupancy
	Square	improvements less	as of
Property Name and Location	Footage	impairment)	December 31, 2025
OTHER - MIXED USE COMMERCIAL
71 France - Edina, MN (1)	20,963	$6,410	100.0%
Civic Lofts - Denver, CO	1,600	—	100.0%
Lugano at Cherry Creek - Denver, CO	11,998	2,494	100.0%
Lydian - Denver, CO(1)	22,676	716	100.0%
Noko Apartments - Minneapolis, MN	23,988	118	100.0%
Oxbo Urban Rentals- St Paul, MN	11,477	3,526	100.0%
Red 20 Apartments - Minneapolis, MN	10,508	3,016	100.0%
TOTAL OTHER - MIXED USE COMMERCIAL	103,210	$16,280

TOTAL GROSS REAL ESTATE INVESTMENTS		$2,524,020
(1)Encumbered by mortgage debt.
(2)Encumbered by mortgage in our Fannie Mae Credit Facility.
(3)Apartment community’s physical occupancy decreased due to casualty event.

Properties by State
The following table presents, as of December 31, 2025, the total property owned by state:

	(in thousands)
State	Total	% of Total
Minnesota	$1,038,906	41.0%
Colorado	940,354	37.3%
North Dakota	213,617	8.5%
Utah	145,932	5.8%
Nebraska	95,017	3.8%
Montana	47,720	1.9%
South Dakota	42,474	1.7%
Total	$2,524,020	100.0%
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
Shareholders
As of February 10, 2026, there were approximately 2,083 common shareholders of record.
Unregistered Sales of Shares
Under the terms of Centerspace, LP’s Agreement of Limited Partnership, limited partners have the right to require Centerspace, LP to redeem their common limited partnership Units any time following the first anniversary of the date they acquired such Units (“Exchange Right”). When a limited partner exercises the Exchange Right, we have the right, in our sole discretion, to redeem such Units by either making a cash payment or exchanging the Units for our common shares, on a one-for-one basis. The Exchange Right is subject to certain conditions and limitations, including that the limited partner may not exercise the Exchange Right more than two times during a calendar year and the limited partner may not exercise for less than 100 Units, or, if such limited partner holds less than 100 Units, for less than all of the Units held by such limited partner. Centerspace, LP and some limited partners have contractually agreed to a holding period of greater than one year, a greater number of redemptions during a calendar year, or other modifications to their Exchange Right.
On November 30, 2025, we issued an aggregate of 41,018 unregistered common shares to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
October 1 - 31, 2025	—	$—	—	$96,545,554
November 1 - 30, 2025	—	—	—	96,545,554
December 1 - 31, 2025	—	—	—	96,545,554
Total	—	$—	—
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
Set forth below is a graph that compares, for the five years commencing December 31, 2020 and ending December 31, 2025, the cumulative total returns for our common shares with the comparable cumulative total return of three indices, the Standard & Poor’s 500 Index (“S&P 500”), the FTSE Nareit Equity REITs Index, and the FTSE Nareit Equity Apartments Index, the latter of which is an index prepared by the FTSE Group for the National Association of Real Estate Investment Trusts, which includes all tax-qualified equity REITs listed on the NYSE and the NASDAQ Market. The performance graph assumes that, at the close of trading on December 31, 2020, $100 was invested in our common shares and in each of the indices. The comparison assumes the reinvestment of all distributions.

Total Return Performance
250
200
150
100
50
Index Value
Centerspace
S&P 500 Index
FTSE NAREIT Equity REITs Index
FTSE NAREIT Equity Apartments Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Centerspace	100.00	162.26	89.31	93.21	110.99	117.59
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
FTSE Nareit Equity REITs Index	100.00	143.24	108.34	123.21	133.97	137.83
FTSE Nareit Equity Apartments Index	100.00	163.61	111.34	117.87	142.02	129.86
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
This and other sections of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, with respect to our expectations for future periods. Forward-looking statements do not discuss historical fact, but instead include statements related to expectations, projections, intentions or other items related to the future. See “Special Note Regarding Forward-Looking Statements.”
Executive Summary
We are a real estate investment trust, or REIT that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of December 31, 2025, we owned 61 apartment communities consisting of 12,262 homes as detailed in Item 2 - Properties. Property owned, as presented in the Consolidated Balance Sheets, was $2.5 billion at December 31, 2025 and 2024.
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
Significant Transactions and Events for the Year Ended December 31, 2025
Highlights. For the year ended December 31, 2025, our highlights included the following:
•Net Income was $1.02 per diluted share for the year ended December 31, 2025, compared to Net Loss of $1.27 per diluted share for the year ended December 31, 2024;
•Core funds from operations (“CFFO”) per diluted share, a non-GAAP measure, increased 1.0% to $4.93 from $4.88 (refer to reconciliations of Funds from Operations and Core Funds from Operations beginning on page 32 for additional detail);
•Operating income increased to $64.5 million for the year ended December 31, 2025 compared to $20.5 million for the prior year; and
•Same-store year-over-year net operating income growth of 3.5% driven by same-store revenue growth of 2.4% (refer to Reconciliation of Operating Income (Loss) to Net Operating Income beginning on page 29 for additional detail).
Acquisitions and Dispositions. During the year ended December 31, 2025, we completed the following transactions in furtherance of our strategic plan:
•Disposed of twelve non-core apartment communities throughout Minnesota and one corporate office building for an aggregate sales price of $215.5 million;
•Acquired Railway Flats in Loveland, Colorado, an apartment community consisting of 420 homes for an aggregate purchase price of $132.2 million, which included the assumption of $76.5 million in mortgage debt; and
•Acquired Sugarmont, our first apartment community in Salt Lake City, Utah, consisting of 341 homes for an aggregate purchase price of $149.0 million.
Financing Transactions. During the year ended December 31, 2025, we completed the following financing transactions:
•Repurchased 62,973 shares at an average price of $54.86 per share, including commissions.
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

RESULTS OF OPERATIONS
We are presenting our results of operations for the years ended December 31, 2025 and 2024. For additional comparison of results of operations for the years ended December 31, 2024 and December 31, 2023, please refer to our Annual Report on Form 10-K filed with the SEC on February 18, 2025.
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
For the comparison of the years ended December 31, 2025 and 2024, 57 apartment communities were classified as same-store and four apartment communities and two apartment communities, respectively, were non-same-store. See Item 2 - Properties for the list of communities classified as same-store and non-same-store. Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the years ended December 31, 2025 and 2024, we disposed of twelve and two apartment communities, respectively, consisting of 1,511 and 205 apartment homes, respectively.
Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Year Ended December 31,
	2025	2024	$ Change	% Change
Operating income	$64,537	$20,475	$44,062	215.2%
Adjustments:
Property management expenses	9,638	9,128	510	5.6%
Casualty loss	816	3,307	(2,491)	(75.3)%
Depreciation and amortization	113,231	106,450	6,781	6.4%
Impairment of real estate investments	37,719	—	37,719	N/A
General and administrative expenses	20,918	17,802	3,116	17.5%
(Gain) loss on sale of real estate and other investments	(79,470)	577	(80,047)	*
Net operating income	$167,389	$157,739	$9,650	6.1%
* Not a meaningful percentage.

GAAP and Non-GAAP Financial Measures
The following table metrics, including GAAP and non-GAAP measures, cover the years ended December 31, 2025 and 2024.

	(in thousands)
	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenue
Same-store(1)	$231,136	$225,762	$5,374	2.4%
Non-same-store(1)	17,041	5,597	11,444	*
Other properties(1)	3,470	2,464	1,006	40.8%
Dispositions(1)	22,015	27,160	(5,145)	*
Total	273,662	260,983	12,679	4.9%
Property operating expenses, including real estate taxes
Same-store(1)	87,439	86,898	541	0.6%
Non-same-store(1)	7,289	2,575	4,714	*
Other properties(1)	1,101	937	164	17.5%
Dispositions(1)	10,444	12,834	(2,390)	*
Total	106,273	103,244	3,029	2.9%
Net operating income
Same-store(1)	143,697	138,864	4,833	3.5%
Non-same-store(1)	9,752	3,022	6,730	*
Other properties(1)	2,369	1,527	842	55.1%
Dispositions(1)	11,571	14,326	(2,755)	*
Total	$167,389	$157,739	$9,650	6.1%
Property management expense	(9,638)	(9,128)	510	5.6%
Casualty loss	(816)	(3,307)	(2,491)	(75.3)%
Depreciation and amortization	(113,231)	(106,450)	6,781	6.4%
Impairment of real estate investments	(37,719)	—	37,719	N/A
General and administrative expenses	(20,918)	(17,802)	3,116	17.5%
Gain (loss) on sale of real estate and other investments	79,470	(577)	80,047	*
Interest expense	(44,884)	(37,280)	7,604	20.4%
Loss on extinguishment of debt	(98)	—	98	N/A
Interest and other income	3,409	2,613	796	30.5%
NET INCOME (LOSS)	$22,964	$(14,192)	$37,156	261.8%
Distributions to Series D preferred unitholders	(486)	(640)	154	(24.1)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(2,969)	3,635	(6,604)	(181.7)%
Net income attributable to noncontrolling interests – consolidated real estate entities	(2,408)	(131)	(2,277)	*
Net income (loss) attributable to controlling interests	17,101	(11,328)	28,429	251.0%
Distributions to Series C preferred shareholders	—	(4,821)	4,821	(100.0)%
Redemption of Series C preferred shares	—	(3,511)	3,511	(100.0)%
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,101	$(19,660)	$36,761	187.0%
(1)This is a non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the Reconciliation of Operating Income to Net Operating Income above. Non-GAAP financial measures should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
* Not a meaningful percentage.

	Year Ended December 31,
Weighted Average Occupancy (1)	2025	2024
Same-store	95.7%	95.4%
Non-same-store	88.2%	92.4%
Total	95.2%	95.3%
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

	December 31,
Number of Homes	2025	2024
Same-store	11,084	11,084
Non-same-store	1,178	417
Dispositions	—	1,511
Total	12,262	13,012
Same-store analysis. Revenue from same-store communities increased by 2.4%, or $5.4 million, in the year ended December 31, 2025, compared to the year ended December 31, 2024. Approximately 2.0% of the increase was due to higher average monthly revenue per occupied home and 0.3% from an increase in occupancy as weighted average occupancy increased from 95.4% to 95.7% for the years ended December 31, 2024 and 2025, respectively. Property operating expenses at same-store communities increased by 0.6% or $541,000 in the year ended December 31, 2025, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes), increased by $417,000, primarily due to increased utilities, turnover expense, and compensation costs, offset by decreased repairs and maintenance and marketing expense. Non-controllable expenses at same-store communities increased by $124,000 primarily due to an increase in real estate taxes primarily due to fewer tax appeal refunds in 2025 compared to the prior year, offset by a decrease in insurance premiums. Same-store NOI increased by $4.8 million to $143.7 million for the year ended December 31, 2025 compared to $138.9 million in the same period in the prior year.
Non-same-store analysis. Revenue from non-same-store apartment communities increased by $11.4 million in the year ended December 31, 2025, compared to the same period in the prior year. Property operating expenses from non-same-store apartment communities increased by $4.7 million. Net operating income from non-same-store communities increased by $6.7 million. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of three apartment communities, one during the fourth quarter of 2024, one during the second quarter of 2025, and one during the third quarter of 2025, offset by a $978,000 decrease in NOI from repositioning a community by making full unit upgrades, resulting in lower occupancy, and requiring relocation of residents.
Other properties and dispositions analysis. Revenue from other properties, which encompasses our commercial and mixed use activity, increased by 40.8% or $1.0 million while revenue from dispositions decreased by $5.1 million. Property operating expenses from other properties increased by 17.5% or $164,000 while property operating expenses from dispositions decreased by $2.4 million due to sold properties. The increase in NOI on other properties is driven by the acquisition of an apartment community with commercial space during the fourth quarter of 2024. We disposed of 12 apartment communities during the year ended December 31, 2025 and two apartment communities during the year ended December 31, 2024, resulting in $2.8 million less NOI over the prior year.
Property management expense. Property management expense, consisting of property management overhead and property management fees paid to third parties increased by 5.6% to $9.6 million in the year ended December 31, 2025, compared to $9.1 million in the year ended December 31, 2024. The increase was primarily due to increased compensation costs compared to the prior year and third party management fees for management of an apartment community we acquired in the second quarter of the current year.
Casualty loss. Casualty loss decreased to $816,000 in the year ended December 31, 2025, compared to $3.3 million in the year ended December 31, 2024. The decrease was primarily due to decreases in insurance claims activity and increases in insurance recoveries throughout 2025 compared to the prior year period. Refer to Involuntary Conversion of Assets in Note 2 of the Notes to the Consolidated Financial Statements in this Report for more details.

Depreciation and amortization.  Depreciation and amortization increased by 6.4% to $113.2 million in the year ended December 31, 2025, compared to $106.5 million in the year ended December 31, 2024, attributable to an increase of $14.0 million from non-same-store communities driven by the addition of three apartment communities, one in the fourth quarter of 2024 and two in 2025, offset by a decrease of $5.9 million from dispositions of 12 apartment communities during the year and $695,000 from same store communities.
Impairment of real estate investments. There was $37.7 million of impairment on real estate investments in the year ended December 31, 2025, compared to no such impairment in 2024. The impairment was the result of six apartment communities that were written down to estimated fair value based in connection with market offers for communities that were held for sale and subsequently sold during 2025 and one apartment community written down to fair value based upon an independent appraisal. Refer to Real Estate Investments in Notes 2 and 9 of the Notes to the Consolidated Financial Statements in this Report for more details.
General and administrative expenses.  General and administrative expenses increased by 17.5% to $20.9 million in the year ended December 31, 2025, compared to $17.8 million in the year ended December 31, 2024, primarily attributable to $1.3 million in one-time professional fees associated with a shareholder relations matter and $1.2 million in incentive compensation.
Gain (loss) on sale of real estate and other investments.  In the years ended December 31, 2025 and 2024, we recorded a gain on the sale of real estate and other investments of $79.5 million and a loss on the sale of real estate and other investments of $577,000, respectively. The increase was due to the sale of 12 apartment communities for a net gain in 2025 compared to the sale of two apartment communities for a loss in the prior year. Refer to Note 9 in the Notes to the Consolidated Financial Statements.
Operating income. Operating income increased to $64.5 million in the year ended December 31, 2025, compared to $20.5 million in the year ended December 31, 2024.
Interest expense.  Interest expense increased 20.4% to $44.9 million in the year ended December 31, 2025, compared to $37.3 million in the year ended December 31, 2024, primarily due to an increase in the average daily balance on our lines of credit in order to fund acquisitions of apartment communities, the assumption of mortgages upon acquisition of The Lydian in the fourth quarter of 2024 and Railway Flats in the third quarter of 2025, and amortization of debt discounts for assumed mortgages.
Loss on extinguishment of debt. Loss on extinguishment of debt was $98,000 in the current year compared to no such loss in the prior year. The increase was due to prepayment of two mortgage loans in connection with the disposition of the related apartment communities.
Interest and other income.  Interest and other income increased to $3.4 million in the year ended December 31, 2025, compared to $2.6 million in the same period of the prior year, primarily due to interest income on two real estate related notes receivable and interest from funds held in escrow.
Net income (loss) available to common shareholders. Net income (loss) available to common shareholders increased to a net income of $17.1 million compared to a net loss of $19.7 million in 2024.
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
Net income available to common shareholders for the year ended December 31, 2025 increased to $17.1 million compared to a net loss of $19.7 million for the year ended December 31, 2024. FFO applicable to common shares and Units for the year ended December 31, 2025, increased to $93.4 million compared to $83.3 million for the year ended December 31, 2024, a change of 12.1%, primarily due to increased NOI from same-store and non-same-store communities along with distributions to preferred shareholders that occurred in the prior year that did not occur in the year ended December 31, 2025, offset by increased interest expense and general and administrative expense and decreased NOI from dispositions.

Reconciliation of Net Income (Loss) Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Year Ended December 31,
	2025	2024
Funds from Operations:
Net income (loss) available to common shareholders	$17,101	$(19,660)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	2,969	(3,635)
Depreciation and amortization	113,231	106,450
Less depreciation – non real estate	(335)	(327)
Less depreciation – partially owned entities	(43)	(98)
Impairment of real estate investments	37,719	—
(Gain) loss on sale of real estate	(79,470)	577
Less gain on sale of real estate - partially owned entities	2,252	—
Add loss on sale of non real estate assets	(50)	—
FFO applicable to common shares and Units	$93,374	$83,307

Adjustments to Core FFO:
Non-cash casualty loss	$537	$2,432
Loss on extinguishment of debt	98	—
Interest rate swap amortization	407	712
Amortization of assumed debt	1,958	1,206
Legal and other costs related to strategic review	1,336	—
Redemption of Series C preferred shares	—	3,511
Other miscellaneous items(1)	(507)	(489)
Core FFO applicable to common shares and Units	$97,203	$90,679

FFO applicable to common shares and Units	$93,374	$83,307
Distributions to Series D preferred unitholders	486	640
FFO applicable to common shares and Units - diluted	$93,860	$83,947

Core FFO applicable to common shares and Units	$97,203	$90,679
Distributions to Series D preferred unitholders	486	640
Core FFO applicable to common shares and Units - diluted	$97,689	$91,319

Per Share Data
Net income (loss) per common share - diluted(2)	$1.02	$(1.27)
FFO per share and Unit - diluted	$4.74	$4.49
Core FFO per share and Unit - diluted	$4.93	$4.88

Weighted average shares - basic for net income (loss)	16,728	15,504
Effect of operating partnership Units for FFO and Core FFO	966	870
Effect of Series D preferred units, as converted, for FFO and Core FFO	173	228
Effect of Series E preferred units, as converted, for FFO and Core FFO	1,901	2,056
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	47	36
Weighted average shares and Units for FFO and Core FFO - diluted	19,815	18,694

(1)Consists of (gain) loss on investments.
(2)Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional details on net income (loss) per share.

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
To maintain our qualification as a REIT, we must pay dividends to our shareholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. Under a separate requirement, we must distribute 100% of net capital gains or pay a corporate level tax in lieu thereof. While we have historically satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund ongoing operations. We pay dividends from cash available for distribution. Until it is distributed, cash available for distribution is typically used to reduce balances outstanding under our line of credit or is invested in investment grade securities. In the event of deterioration in property operating results, we may need to consider additional cash preservation alternatives, including reducing development activities, capital improvements, and renovations. For the year ended December 31, 2025, we declared cash distributions of $54.5 million to common shareholders and unitholders of Centerspace, LP, as compared to net cash provided by operating activities of $98.5 million and FFO of $93.4 million.
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
As of December 31, 2025, we had total liquidity of approximately $267.9 million, which included $255.1 million available on our lines of credit based on the value of unencumbered properties and $12.8 million of cash and cash equivalents. As of December 31, 2024, we had total liquidity of approximately $224.6 million, which included $212.6 million available on our lines of credit based on the value of unencumbered properties and $12.0 million of cash and cash equivalents.
Debt
As of December 31, 2025, we had access to the Unsecured Credit Facility. In May 2025, we exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of December 31, 2025, the additional borrowing availability was $246.0 million beyond the $154.0 million drawn, priced at an interest rate of 5.12%. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn under the Facility, priced at an interest rate of 5.81%. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
We have an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2025, there was $925,000 outstanding on this line of credit, priced at an interest rate of 5.91%, compared to $3.4 million outstanding as of December 31, 2024, priced at an interest rate of 6.56%.
We have a private shelf agreement with PGIM under which we have issued $175.0 million in Unsecured Shelf Notes. On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We issued $125.0 million of Unsecured Club Notes under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of December 31, 2025 and 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million FMCF. The FMCF is currently secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2025 and 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding net debt premiums and discounts and the FMCF, was $400.1 million and $420.4 million on December 31, 2025, and 2024, respectively on 10 and 15 apartment communities, respectively. As of December 31, 2025, the weighted average rate of interest on our mortgage debt was 3.88%, compared to 4.02% on December 31, 2024. Refer to Note 6 of our Consolidated Financial Statements contained in this Report for the principal payments due on our mortgage indebtedness and other tabular information.
All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. Refer to Item 7A in this Report for additional information on our market and interest rate risk.
Our borrowings are subject to customary covenants and limitations. We believe we were in compliance with all such covenants and limitations as of December 31, 2025.
Equity
We have entered into an equity distribution agreement in connection with the ATM Program through which we may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM program. Further information can be found in Note 4 of our Consolidated Financial Statements contained in this Report.

The table below provides details on the sale of common shares under the ATM Program during the years ended December 31, 2025 and 2024.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2025	—	$—	$—
Year ended December 31, 2024(2)	1,587	$112,613	$71.66
(1)Total consideration is net of $1.1 million in commissions for the year ended December 31, 2024.
(2)Includes 869,000 shares sold on a forward basis for $62.7 million which were physically settled during the year ended December 31, 2024.
We had a share repurchase program, providing for the repurchase of up to an aggregate of $50.0 million of our outstanding common shares. This program expired on March 10, 2025. Effective July 31, 2025, the Board of Trustees authorized a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $100 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the years ended December 31, 2025 and 2024. As of December 31, 2025, we had $96.5 million remaining authorized for purchase under this program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2025	63	$3,454	$54.86
Year ended December 31, 2024	88	$4,703	$53.62
(1)Amount includes commissions.
We had 1.6 million Series E preferred units (noncontrolling interests) outstanding on December 31, 2025 and 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 common Units. The Series E preferred units had an aggregate liquidation preference of $157.0 million and $158.2 million as of December 31, 2025 and 2024, respectively The holders of the Series E preferred units do not have voting rights.
We had 59,400 and 165,600 Series D preferred units outstanding as of December 31, 2025 and 2024, respectively. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. During the year ended December 31, 2025, the Company redeemed 106,200 Series D preferred units for an aggregate redemption price of $10.6 million. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 common Units. The Series D preferred units had an aggregate liquidation value of $5.9 million and $16.6 million as of December 31, 2025 and 2024, respectively.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of December 31, 2025, we had cash and cash equivalents of $12.8 million and restricted cash consisting of $2.8 million of escrows held by lenders and security deposits. The escrows held by lenders are for real estate taxes, insurance, and capital additions. As of December 31, 2024, we had cash and cash equivalents of $12.0 million and restricted cash consisting of $1.1 million of escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in our Consolidated Statements of Cash Flows in Item 15 of this report.
In addition to cash flows from operations, during the year ended December 31, 2025, we generated capital from various activities, including:
•Receiving $212.2 million in net proceeds from the sale of twelve apartment communities and corporate office space; and
•Receiving $107.6 million in net draws on our lines of credit.
During the year ended December 31, 2025, we used capital for various activities, including:
•Funding acquisitions of real estate assets of $206.3 million;

•Repaying approximately $96.8 million of mortgage principal;
•Redeeming 106,200 Series D preferred units for $10.6 million;
•Repurchasing 62,973 common shares for $3.5 million, net of fees and expenses;
•Paying distributions to noncontrolling interests in consolidated real estate entities of $4.5 million;
•Paying distributions on common shares, Units, and Series E preferred units of $60.2 million; and
•Funding capital improvements for apartment communities of approximately $34.2 million.
Contractual Obligations and Other Commitments
Our primary contractual obligations relate to borrowings under our lines of credit, unsecured senior notes, and mortgages payable. Our primary line of credit had a $154.0 million balance outstanding at December 31, 2025 and matures in July 2028. Our operating line of credit had a $925,000 balance outstanding at December 31, 2025 and matures in September 2026. Our unsecured senior notes had an aggregate balance of $300.0 million at December 31, 2025 with varying maturities from September 2028 through September 2034.

	(in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Lines of credit (principal and interest)(1)	$175,228	$8,850	$166,378	$—	$—
Notes payable (principal and interest)	341,696	9,347	68,233	85,398	178,718
Mortgages payable (principal and interest)	752,620	76,661	148,469	55,914	471,576
Total	$1,269,544	$94,858	$383,080	$141,312	$650,294
(1)The future interest payments on the lines of credit were estimated using the outstanding principal balance and interest rate in effect as of December 31, 2025.
We fund capital expenditures, primarily to maintain or renovate our apartment communities. The amounts of these expenditures can vary from year to year depending on the age of the apartment community, timing of planned improvements, and lease turnover.
As of December 31, 2025, we had no significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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
We also continue to monitor pressures surrounding supply chain challenges, including the impact of tariffs. Supply chain and inflationary pressures are likely to result in increased operating expenses, specifically, increases in energy costs, salary related costs, and construction materials for repairs and maintenance or capital projects. A worsening of the current environment could contribute to delays in obtaining construction materials and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
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
As of December 31, 2025, we had $154.9 million of variable-rate borrowings under our lines of credit. We estimate that an increase in 30-day SOFR of 100 basis points with constant risk spreads would result in a $1.5 million reduction to our net income (loss) on an annual basis. We estimate that a decrease in 30-day SOFR of 100 basis points would increase our net income (loss) by a similar amount.

Mortgage loan indebtedness, excluding net debt premiums and discounts and the FMCF, decreased by $20.3 million as of December 31, 2025, compared to December 31, 2024, primarily due to mortgage payoffs and principal payments, offset by the assumption of mortgage loans in connection with a 2025 acquisition. As of December 31, 2025 and 2024, all of our mortgage debt, $400.1 million and $420.4 million, respectively, was at fixed rates of interest with staggered maturities. As of December 31, 2025, the weighted average rate of interest on our mortgage debt was 3.88%, compared to 4.02% on December 31, 2024. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.
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

	Future Principal Payments (in thousands, except percentages)
								Fair
Debt	2026	2027	2028	2029	2030	Thereafter	Total	Value
Fixed Rate	$56,507	$49,679	$114,224	$97,237	$4,159	$577,178	$898,984	$802,043
Average Interest Rate(1)	2.97%	3.44%	3.44%	3.42%	3.33%	3.11%	3.43%
Variable Rate	$925	—	$154,000	$—	—	—	$154,925	$154,925
Average Interest Rate(1)(2)	5.91%	—	5.12%	—	—	—	5.12%

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures: As of December 31, 2025, the end of the period covered by this Report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
As of December 31, 2025, management conducted an assessment of the effectiveness of our internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025, was effective.
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
Our internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report on page F-3 of our Consolidated Financial Statements contained in this Report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.
Item 9B.  Other Information
During the fiscal quarter ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance
The information required by this Item regarding Trustees is incorporated by reference to the information under “Election of Trustees,” “Information About Our Executive Officers,” “Code of Conduct and Code of Ethics for Senior Financial Officers,” and “Board Committees” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the information under “Trustee Compensation,” “Compensation Discussion and Analysis” and “Executive Officer Compensation Tables” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this Item is incorporated by reference to the information under “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence
The information required by this Item is incorporated by reference to the information under “Relationships and Related Party Transactions” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference to the information under “Accounting and Audit Committee Matters” in our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC no later than 120 days after the end of the year covered by this Report.
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

10.6**	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2015).

10.7
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

10.8
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

10.9
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

10.10
Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (as amended and restated through February 27, 2019) (incorporated by reference to Exhibit 10.30 to the Company’s Transition Report on Form 10-K filed with the Commission on February 27, 2019).

10.11
Third Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2017).

10.12
Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of IRET Properties, A North Dakota Limited Partnership, dated as of February 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on February 27, 2019).

10.13
Form of Contribution Agreement, dated as of June 3, 2021, by and between Seller and Centerspace, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.14
Form of Tax Protection Agreement, by and among Seller, Centerspace, and Centerspace, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2021).

10.15
Amendment to Limited Partnership Agreement of the Partnership, dated September 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.16
Master Credit Facility, dated as of September 1, 2021, among certain wholly-owned subsidiaries of Centerspace and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2021).

10.17
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

EXHIBIT NO.	DESCRIPTION
10.19
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

10.20
Term Loan Agreement, dated as of November 22, 2022, among Centerspace, LP, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and PNC Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 28, 2022).

10.21**
Employment Agreement, effective March 31, 2023, by and between the Company and Anne Olson (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.22**	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2023).

10.23
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

10.25
Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases and Rents, dated April 26, 2023, by CSR - PARKHOUSE, LLC, in favor of the Public Trustee of the County (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2023).

10.26
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

10.28**
Employment Agreement, effective February 20, 2024, by and between Centerspace and Bhairav Patel (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2024).

10.29
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

10.30
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

10.31
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

10.32
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

EXHIBIT NO.	DESCRIPTION
10.33
Amendment No. 4 to Note Purchase and Private Shelf Agreement, dated October 28, 2024, by and among Centerspace, LP, Centerspace, Centerspace, Inc., PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2024.)

10.34**	Centerspace 2025 Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 4, 2025).

10.35**
Form of Time-Based Restricted Stock Unit Award Agreement under the Centerspace 2025 Incentive Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1, filed on August 4, 2025, to the Company's Current Report on Form 8-K).

10.36**
Form of Trustee Time-Based Restricted Stock Unit Award Agreement under the Centerspace 2025 Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1, filed on August 4, 2025, to the Company's Current Report on Form 8-K.)

10.37**
Form of Performance-Based Restricted Stock Unit Award Agreement under the Centerspace 2025 Incentive Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1, filed on August 4, 2025, to the Company’s Current Report on Form 8-K.)

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

101†
The following materials from our Annual Report on Form 10-K for the twelve-months ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, (v) notes to these Consolidated Financial Statements, and (vi) the Cover Page to our Annual Report on From 10-K.

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

Date: February 17, 2026	Centerspace

	By:	/s/ Anne Olson
Anne Olson
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John A. Schissel
John A. Schissel	Trustee & Chairman	February 17, 2026

/s/ Anne Olson
Anne Olson	President & Chief Executive Officer (Principal Executive Officer); Trustee	February 17, 2026

/s/ Bhairav Patel
Bhairav Patel	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2026

/s/ Emily Nagle Green
Emily Nagle Green	Trustee	February 17, 2026

/s/ Mary J. Twinem
Mary J. Twinem	Trustee	February 17, 2026

/s/ Rodney Jones-Tyson
Rodney Jones-Tyson	Trustee	February 17, 2026

/s/ Ola Oyinsan Hixon
Ola Oyinsan Hixon	Trustee	February 17, 2026

/s/ Jay L. Rosenberg
Jay L. Rosenberg	Trustee	February 17, 2026

CENTERSPACE AND SUBSIDIARIES

Schedules other than those listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or notes thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Trustees and Shareholders
Centerspace

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2026 expressed an unqualified opinion.
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

Dallas, TX
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Trustees and Shareholders
Centerspace
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Centerspace (a North Dakota real estate investment trust) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 17, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Dallas, TX
February 17, 2026

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	December 31, 2025	December 31, 2024
ASSETS
Real estate investments
Property owned	$2,524,020	$2,480,741
Less accumulated depreciation	(660,124)	(625,980)
Total real estate investments	1,863,896	1,854,761
Cash and cash equivalents	12,833	12,030
Restricted cash	2,818	1,099
Other assets	46,620	45,817
TOTAL ASSETS	$1,926,167	$1,913,707
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$59,247	$59,319
Revolving lines of credit	154,925	47,359
Notes payable, net of unamortized loan costs of $421 and $480, respectively	299,579	299,520
Mortgages payable, net of unamortized loan costs of $2,937 and $3,262, respectively	566,660	608,506
TOTAL LIABILITIES	$1,080,411	$1,014,704
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 59 units issued and outstanding at December 31, 2025 and 166 issued and outstanding at December 31, 2024, aggregate liquidation preference of $5,940 at December 31, 2025)	$5,940	$16,560
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,761 shares issued and outstanding at December 31, 2025 and 16,719 shares issued and outstanding at December 31, 2024)	1,368,834	1,367,637
Accumulated distributions in excess of net income	(649,678)	(615,242)
Accumulated other comprehensive loss	—	(407)
Total shareholders’ equity	$719,156	$751,988
Noncontrolling interests – Operating Partnership and Series E preferred units	120,660	129,782
Noncontrolling interests – consolidated real estate entities	—	673
TOTAL EQUITY	$839,816	$882,443
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,926,167	$1,913,707
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(in thousands, except per share data)
	Year Ended December 31,
	2025	2024	2023
REVENUE	$273,662	$260,983	$261,309
EXPENSES
Property operating expenses, excluding real estate taxes	77,627	76,338	77,053
Real estate taxes	28,646	26,906	28,759
Property management expense	9,638	9,128	9,353
Casualty loss	816	3,307	2,095
Depreciation and amortization	113,231	106,450	101,678
Impairment of real estate investments	37,719	—	5,218
General and administrative expenses	20,918	17,802	20,080
TOTAL EXPENSES	288,595	239,931	244,236
Gain (loss) on sale of real estate and other investments	79,470	(577)	71,244
Loss on litigation settlement	—	—	(3,864)
Operating income	64,537	20,475	84,453
Interest expense	(44,884)	(37,280)	(36,429)
Loss on extinguishment of debt	(98)	—	—
Interest and other income	3,409	2,613	1,207
NET INCOME (LOSS)	22,964	(14,192)	49,231
Distributions to Series D preferred unitholders	(486)	(640)	(640)
Net (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(2,969)	3,635	(7,141)
Net income attributable to noncontrolling interests – consolidated real estate entities	(2,408)	(131)	(125)
Net income (loss) attributable to controlling interests	17,101	(11,328)	41,325
Distributions to Series C preferred shareholders	—	(4,821)	(6,428)
Redemption of Series C preferred shares	—	(3,511)	—
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$17,101	$(19,660)	$34,897

NET INCOME (LOSS)	$22,964	$(14,192)	$49,231
Other comprehensive loss:
Loss on derivative instrument reclassified into earnings	407	712	936
TOTAL COMPREHENSIVE INCOME (LOSS)	$23,371	$(13,480)	$50,167
Net comprehensive (income) loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(2,910)	3,745	(6,985)
Net comprehensive income attributable to noncontrolling interests – consolidated real estate entities	(2,408)	(131)	(125)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTERESTS	$18,053	$(9,866)	$43,057

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$1.02	$(1.27)	$2.33

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$1.02	$(1.27)	$2.32

Weighted average shares - basic	16,728	15,504	14,994

Weighted average shares - dilutive	16,775	15,504	17,118
See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	(in thousands, except per share amounts)
		NUMBER		ACCUMULATED	ACCUMULATED
		OF		DISTRIBUTIONS	OTHER
	PREFERRED	COMMON	COMMON	IN EXCESS OF	COMPREHENSIVE	NONCONTROLLING	TOTAL
	SHARES	SHARES	SHARES	NET INCOME	LOSS	INTERESTS	EQUITY
Balance at December 31, 2022	$93,530	15,020	$1,252,142	$(539,422)	$(2,055)	$146,101	$950,296
Net income attributable to controlling interest and noncontrolling interests				41,325		7,266	48,591
Amortization of swap settlements					936		936
Distributions – common shares and Units ($2.92 per share and Unit)				(43,748)		(2,694)	(46,442)
Distributions – Series C preferred shares ($1.65625 per Series C share)				(6,428)			(6,428)
Distributions – Series E preferred units ($3.875 per unit)						(6,756)	(6,756)
Share-based compensation, net of forfeitures		20	3,295				3,295
Redemption of Units for common shares		109	5,224			(5,224)	—
Redemption of Series E preferred units for common shares		31	1,557			(1,557)	—
Equity rebalancing			(933)			933	—
Shares repurchased		(216)	(11,539)				(11,539)
Other		(1)	(306)			(622)	(928)
Balance at December 31, 2023	$93,530	14,963	$1,249,440	$(548,273)	$(1,119)	$137,447	$931,025
Net loss attributable to controlling interests and noncontrolling interests				(11,328)		(3,504)	(14,832)
Amortization of swap settlements					712		712
Distributions – common shares and Units ($3.00 per share and Unit)				(47,309)		(2,602)	(49,911)
Distributions – Series C preferred shares ($1.2421875 per Series C share)				(4,821)			(4,821)
Distributions – Series E preferred units ($3.875 per unit)						(6,615)	(6,615)
Share-based compensation, net of forfeitures		14	3,014				3,014
Sale of common shares, net		1,587	112,003				112,003
Issuance of units			4,385			9,490	13,875
Redemption of Units for common shares		71	3,218			(3,218)	—
Redemption of Series E preferred units for common shares		172	7,784			(7,784)	—
Equity rebalancing			(7,350)			7,350	—
Shares repurchased	(93,530)	(88)	(4,703)	(3,511)			(101,744)
Other		—	(154)			(109)	(263)
Balance at December 31, 2024	$—	16,719	$1,367,637	$(615,242)	$(407)	$130,455	$882,443
Net income attributable to controlling interests and noncontrolling interests				17,101		5,377	22,478
Amortization of swap settlements					407		407
Distributions – common shares and Units ($3.08 per share and Unit)				(51,537)		(2,951)	(54,488)
Distributions – Series E preferred units ($3.875 per unit)						(6,113)	(6,113)
Share-based compensation, net of forfeitures		31	3,445				3,445
Sale of common shares, net		—	(331)				(331)
Redemption of Units for common shares		60	2,661			(2,661)	—
Redemption of Series E preferred units for common shares		14	598			(598)	—
Equity rebalancing			(235)			235	—
Shares repurchased		(63)	(3,454)				(3,454)
Contribution from noncontrolling interests - consolidated real estate entities						1,428	1,428
Distribution to noncontrolling interests - consolidated real estate entities						(4,509)	(4,509)
Shares withheld for taxes			(1,172)				(1,172)
Other		—	(315)			(3)	(318)
Balance at December 31, 2025	$—	16,761	$1,368,834	$(649,678)	$—	$120,660	$839,816
 See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in thousands)
	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,964	$(14,192)	$49,231
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	114,644	107,648	103,172
(Gain) loss on sale of real estate and other investments	(79,470)	577	(71,240)
Loss on extinguishment of debt	98	—	—
Share-based compensation expense	3,445	3,014	3,295
Impairment of real estate investments	37,719	—	5,218
Loss on interest rate swap settlement amortization	407	712	936
Provision for bad debt	1,171	945	340
Non-cash casualty loss	1,390	2,389	1,350
Amortization of premiums and discounts	1,922	1,183	(231)
Other, net	(467)	(572)	317
Changes in other assets and liabilities:
Other assets	(5,615)	(4,898)	(760)
Accounts payable and accrued expenses	245	1,442	(2,108)
Net cash provided by operating activities	$98,453	$98,248	$89,520
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in mortgages and real estate related notes receivable	—	(13,557)	(1,579)
Net proceeds from sale of real estate and other investments	212,235	18,251	223,259
Proceeds from insurance	1,191	1,949	328
Payments for acquisitions of real estate assets	(206,250)	(1,030)	(42,226)
Payments for improvements of real estate assets	(34,161)	(56,654)	(58,825)
Other investing activities	116	325	(748)
Net cash provided by (used by) investing activities	$(26,869)	$(50,716)	$120,209
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages payable	—	—	90,000
Principal payments on mortgages payable	(96,776)	(10,860)	(46,749)
Proceeds from revolving lines of credit	455,194	130,537	135,104
Principal payments on revolving lines of credit	(347,629)	(113,178)	(218,604)
Principal payments on notes payable and other debt	—	—	(100,000)
Proceeds from sale of common shares, net of issuance costs	(331)	112,071	—
Repurchase of common shares	(3,454)	(4,703)	(11,539)
Redemption of Series C preferred shares	—	(97,041)	—
Redemption of Series D preferred units	(10,620)	—	—
Distributions paid to common shareholders	(51,076)	(45,789)	(43,742)
Distributions paid to Series C preferred shareholders	—	(4,821)	(6,428)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(9,089)	(9,111)	(9,530)
Distributions paid to noncontrolling interests – consolidated real estate entities	(4,509)	—	—
Contribution from noncontrolling interests – consolidated real estate entities	1,428	—	—
Distributions paid to Series D preferred unitholders	(486)	(640)	(640)
Payments related to tax withholding for share-based compensation	(1,173)	—	—
Other financing activities	(541)	(137)	(223)
Net cash used by financing activities	$(69,062)	$(43,672)	$(212,351)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,522	3,860	(2,622)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF YEAR	13,129	9,269	11,891
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF YEAR	$15,651	$13,129	$9,269

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	(in thousands)
	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,905	$2,992	$9,747
Operating partnership units converted to common shares	2,661	3,218	5,224
Distributions declared but not paid	13,613	13,178	11,552
Retirement of shares withheld for taxes	—	122	190
Loss on litigation settlement	—	—	1,000
Involuntary conversion of assets	(1,893)	(3,306)	(4,224)
Real estate assets acquired through assumption of debt	76,496	39,000	52,723
Real estate assets and related notes receivable acquired through issuance of operating partnership units	—	13,875	—
Fair value adjustment to debt	(23,632)	(7,568)	(3,924)
Series E preferred units converted to common shares	598	7,784	1,557
Non-cash interest income	1,742	1,354	—
Unrealized gain (loss) on investment	507	551	137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	40,689	33,537	34,182

	(in thousands)
Balance sheet description	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$12,833	$12,030	$8,630
Restricted cash	2,818	1,099	639
Total cash, cash equivalents and restricted cash	$15,651	$13,129	$9,269

See Notes to Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” “the Company,” “we,” “us,” or “our”) is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment and development of apartment communities. As of December 31, 2025, Centerspace owned interests in 61 apartment communities consisting of 12,262 apartment homes.
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
The Company’s interest in the Operating Partnership as of December 31, 2025 and 2024 was 85.6% and 85.3%, respectively, of the limited partnership units of the Operating Partnership (“Units”), which includes 100% of the general partnership interest.
The Consolidated Financial Statements also reflected the Operating Partnership’s ownership of a joint venture entity in which the Operating Partnership had a general partner or controlling interest. The joint venture entity no longer held any assets or liabilities and was deconsolidated as of December 31, 2025. This entity was consolidated into the Company’s operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities on the Consolidated Statements of Cash Flows have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income (loss) as reported in the Consolidated Statements of Operations and Comprehensive Income (Loss), total assets, liabilities or equity as reported in the Consolidated Balance Sheets and the classifications within the Consolidated Statements of Cash Flows.
IMMATERIAL CORRECTION OF PRIOR PERIOD ERROR
During the second quarter of 2025, the Company identified immaterial prior period errors in the consolidated financial statements related to the balance of common shares and noncontrolling interest within Total Equity on the consolidated balance sheets and condensed consolidated balance sheets. The errors related to the equity amount allocated between common shares and noncontrolling interest based on ownership percentage, and did not impact the amount of Total Equity. The Company assessed the materiality of this change on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting for Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections are not material to any previously presented consolidated financial statements. Accordingly, the Company corrected the previously reported immaterial errors as of and for the years ended December 31, 2023 and 2024, the three months ended March 31, 2024, the three and six months ended June 30, 2024, the three and nine months ended September 30, 2024, and the three months ended March 31, 2025 in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements as of and for the years ended December 31, 2023 and 2024 and the Company’s previously reported interim unaudited condensed consolidated financial statements for the three months ended March 31, 2025. A summary of the immaterial corrections to the Company’s previously reported audited and unaudited consolidated financial statements follows.
Corrected Consolidated Balance Sheet as of December 31, 2024 (in thousands)

	December 31, 2024
	Previously Reported	Corrections	As Corrected
Common Shares of Beneficial Interest	$1,269,549	$98,088	$1,367,637
Total shareholders’ equity	653,900	98,088	751,988
Noncontrolling interests – Operating Partnership and Series E preferred units	227,870	(98,088)	129,782
Corrected Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31, 2025
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,002)	$1,337	$335
Series E preferred units converted to common shares	(43)	57	14

	Year Ended December 31, 2024
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(2,663)	$5,881	$3,218
Series E preferred units converted to common shares	(8,938)	16,722	7,784

	Year Ended December 31, 2023
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES	Previously Reported	Corrections	As Corrected
Operating partnership units converted to common shares	$(1,910)	$7,134	$5,224
Series E preferred units converted to common shares	(1,390)	2,947	1,557
Corrected Consolidated Statements of Equity (in thousands)

Years Ended	Previously Reported COMMON SHARES	Corrections	As Corrected COMMON SHARES	Previously Reported NONCONTROLLING INTERESTS	Corrections	As Corrected NONCONTROLLING INTERESTS
Balance at December 31, 2022	$1,177,484	$74,658	$1,252,142	$220,759	$(74,658)	$146,101
Redemption of Units for common shares	(1,910)	7,134	5,224	1,910	(7,134)	(5,224)
Redemption of Series E preferred units for common shares	(1,390)	2,947	1,557	1,390	(2,947)	(1,557)
Equity rebalancing	—	(933)	(933)	—	933	933
Other	(246)	(60)	(306)	(682)	60	(622)
Balance at December 31, 2023	$1,165,694	$83,746	$1,249,440	$221,193	$(83,746)	$137,447
Issuance of Units	5,296	(911)	4,385	8,579	911	9,490
Redemption of Units for common shares	(2,663)	5,881	3,218	2,663	(5,881)	(3,218)
Redemption of Series E preferred units for common shares	(8,938)	16,722	7,784	8,938	(16,722)	(7,784)
Equity rebalancing	—	(7,350)	(7,350)	—	7,350	7,350
Balance at December 31, 2024	$1,269,549	$98,088	$1,367,637	$228,543	$(98,088)	$130,455
Three Months Ended March 31, 2025
Redemption of Units for common shares	(1,002)	1,337	335	1,002	(1,337)	(335)
Redemption of Series E preferred units for common shares	(43)	57	14	43	(57)	(14)
Equity rebalancing	—	(94)	(94)	—	94	94
Balance at March 31, 2025	$1,268,888	$99,388	$1,368,276	$226,639	$(99,388)	$127,251

RECENT ACCOUNTING PRONOUNCEMENTS
The following table provides a brief description of Financial Accounting Standards Board (“FASB”) recent accounting standards updates (“ASU”).

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2024-03, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses	This ASU is intended to improve financial reporting by requiring public companies disclose additional information about specific expense categories in the notes to the financial statements.	This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.	The ASU will require additional disclosure but is not expected to have a material impact on the Consolidated Financial Statements.
ASU 2025-10, Government Grants (Topic 832) - Accounting for Government Grants Received by Business Entities	This ASU establishes authoritative guidance on the accounting for government grants received by business entities.	This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods.	This ASU is not expected to have a material impact on the Consolidated Financial Statements.
ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements	This ASU is intended to provide clarity on the current interim reporting disclosure requirements.	This ASU is effective for interim reporting periods within annual periods beginning after December 15, 2027.	This ASU may require additional disclosure but is not expected to have a material impact on the Consolidated Financial Statements.
ASU 2025-12, Codification Improvements	This ASU is intended to provide technical corrections, clarifications, and minor improvements to the FASB Accounting Standards Codification.	This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.	This ASU is not expected to have a material impact on the Consolidated Financial Statements.
REAL ESTATE INVESTMENTS
Real estate investments are recorded at cost less accumulated depreciation and an adjustment for impairment, if any. Property, consisting primarily of real estate investments, totaled $1.9 billion as of December 31, 2025 and 2024, respectively. Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets (including land, buildings and personal property), which is determined by valuing the property as if it were vacant, and considers whether there were significant intangible assets acquired (for example, above- and below-market leases, the value of acquired in-place leases and resident relationships) and assumed liabilities, and allocates the purchase price based on these assessments. The as-if-vacant value is allocated to land, buildings, and personal property based on the Company’s determination of the relative fair values of these assets. The estimated fair value of the property is the amount that would be recoverable upon the disposition of the property. Techniques used to estimate fair value include discounted cash flow analysis and reference to recent sales of comparable properties. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the property. Land value is assigned based on the purchase price if land is acquired separately or based on a relative fair value allocation if acquired in a portfolio acquisition.
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
The Company follows the real estate project costs guidance in Accounting Standards Codification (“ASC”) 970, Real Estate – General, in accounting for the costs of development and redevelopment projects. As real estate is undergoing development or redevelopment, all project costs directly associated with and attributable to the development and construction of a project, including interest expense and real estate tax expense, are capitalized to the cost of the real property. The capitalization period begins when development activities and expenditures begin and are identifiable to a specific property and ends upon completion, which is when the asset is ready for its intended use. Generally, rental property is considered substantially complete upon issuance of a certificate of occupancy. General and administrative costs are expensed as incurred. The Company did not capitalize interest during the years ended December 31, 2025, 2024, and 2023.
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
During the year ended December 31, 2025, the Company incurred a loss of $37.7 million for the impairment of six apartment communities written down to estimated fair value in connection with the communities’ classification as held for sale which were sold during the year ended December 31, 2025 and one apartment community written down to fair value based on an independent appraisal and market data. During the year ended December 31, 2024, the Company did not record a loss for impairment on real estate. During the year ended December 31, 2023, the Company incurred a loss of $5.2 million for the impairment of two apartment communities. The Company recognized impairments of $3.0 million on one apartment community in Richfield, MN and $2.2 million on one apartment community in New Hope, MN. These properties were written-down to estimated fair value based on receipt of market offers to purchase the apartment communities.
The Company classifies properties as held for sale when they meet the GAAP criteria, which include: (a) management commits to and initiates a plan to sell the asset; (b) the sale is probable and expected to be completed within one year under terms that are usual and customary for sales of such assets; and (c) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company generally considers these criteria met when the transaction has been approved by its Board of Trustees, there are no known significant contingencies related to the sale, and management believes it is probable that the sale will be completed within one year. The Company had no properties classified as held for sale at December 31, 2025 and 2024.
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
As of December 31, 2025 and 2024, restricted cash consisted of $2.8 million and $1.1 million, respectively, in escrows held by lenders and security deposits. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB ASC 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the years ended December 31, 2025, 2024, and 2023, rental income represents approximately 98.2%, 98.3%, and 98.1%, respectively, of total revenues and includes gross market rent less adjustments for gain or loss to lease, concessions, vacancy loss, and bad debt. For the years ended December 31, 2025, 2024, and 2023, other property revenues represent the remaining 1.8%, 1.7%, and 1.9%, respectively, of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.
Some of the Company’s apartment communities have commercial spaces available for lease. Lease terms for these spaces typically range from three to fifteen years. The leases for commercial spaces generally include options to extend the lease for additional terms, subject to adjustments in rent and certain other items.
Many of the leases contain non-lease components for utility reimbursement from residents and common area maintenance from commercial tenants. Centerspace has elected the practical expedient to combine lease and non-lease components. The combined components are included in lease income and are accounted for under ASC 842.
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of December 31, 2025, was as follows:

(in thousands)
2026	$3,195
2027	2,898
2028	2,545
2029	2,205
2030	2,108
Thereafter	5,861
Total scheduled lease income - operating leases	$18,812
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
The following table presents the disaggregation of revenue streams for the years ended December 31, 2025, 2024, and 2023:

		(in thousands)
		Year ended December 31,
Revenue Stream	Applicable Standard	2025	2024	2023
Fixed lease income - operating leases	Leases	$252,918	$243,008	$243,931
Variable lease income - operating leases	Leases	15,887	13,419	12,433
Other property revenue	Revenue from contracts with customers	4,857	4,556	4,945
Total revenue		$273,662	$260,983	$261,309

In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. For the years ended December 31, 2025, 2024, and 2023, the Company recognized a gain of $79.5 million, loss of $577,000, and gain of $71.2 million, respectively, on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of December 31, 2025, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota; Denver, Colorado; and Boulder / Ft. Collins, Colorado markets.
INCOME TAXES
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding capital gains, as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to shareholders. For the years ended December 31, 2025, 2024, and 2023, the Company distributed in excess of 90% of its taxable income and realized capital gains from property dispositions within the prescribed time limits. Accordingly, no provision has been made for federal income taxes in the accompanying Consolidated Financial Statements. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Company may be subject to certain state and local income and property taxes, and to federal income and excise taxes on undistributed taxable income. In general, however, if the Company qualifies as a REIT, no provisions for federal income taxes are necessary except for taxes on undistributed REIT taxable income and taxes on the income generated by a taxable REIT subsidiary (TRS).
The Company has one TRS, which is subject to corporate federal and state income taxes on its taxable income at regular statutory rates. There were no income tax provisions or material deferred income tax items including any valuation allowances for the TRS for the years ended December 31, 2025, 2024, and 2023.
During the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures. The standard enhances income tax disclosure requirements, including expanded disclosures related to the effective tax rate reconciliation and income taxes paid by jurisdiction. The adoption of ASU 2023‑09 did not have a material impact on the Company’s consolidated financial statements, as the Company generally is not subject to U.S. federal income taxes due to its REIT status.
The Company conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. UPREIT status allows us to accept the contribution of real estate in exchange for Units. Generally, such a contribution to a limited partnership allows for the deferral of gain by an owner of appreciated real estate.
The following table indicates how distributions were characterized for federal income tax purposes for the years ended December 31, 2025, 2024, and 2023:

CALENDAR YEAR	2025	2024	2023
Tax status of distributions
Capital gain	69.55%	—%	48.79%
Ordinary income	30.45%	41.71%	28.46%
Return of capital	—%	58.29%	22.75%
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

OTHER ASSETS
As of December 31, 2025 and 2024, other assets consisted of the following amounts:

	in thousands
	December 31, 2025	December 31, 2024
Receivable arising from straight line rents	$1,645	$408
Accounts receivable, net of allowance	524	384
Real estate related notes receivable	26,394	25,092
Prepaid assets	7,166	8,271
Other assets(1)	5,715	4,626
Intangible assets, net of accumulated amortization	2,015	1,977
Property and equipment, net of accumulated depreciation	526	2,543
Goodwill	316	491
Deferred charges and leasing costs	2,319	2,025
Total Other Assets	$46,620	$45,817
(1)See Involuntary Conversion of Assets discussion below for additional information on insurance receivable included here.
Real estate related notes receivable. In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company acquired a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of December 31, 2025 and 2024, the principal balance was $3.9 million and $4.1 million, respectively, which appears within other assets in the Consolidated Balance Sheets at fair value. The note bears an interest rate of 6.0% with payments due in March and July of each year. The note matures September 30, 2041.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company acquired a TIF note receivable with an initial principal balance of $6.6 million. As of December 31, 2025 and 2024, the principal balance was $4.9 million and $5.2 million, respectively, which appears within other assets in the Consolidated Balance Sheets at fair value. The note bears an interest rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039 and may be prepaid in whole or in part at any time.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum, which accrues and is added to the principal balance and is payable at maturity. As of December 31, 2025 and 2024, the Company had funded $15.1 million of the mezzanine loan. As of December 31, 2025 and 2024, the principal balance was $18.0 million and $16.3 million, respectively, which appears within other assets in the Consolidated Balance Sheets at fair value. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity.
Intangible Assets. Intangible assets consist of in-place leases valued at the time of acquisition. The amortization period reflects the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes and average lease term for the commercial spaces in the Company’s mixed use properties. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $8.3 million, $2.8 million, and $2.6 million, respectively, of amortization expense related to these intangibles, included within depreciation and amortization in the Consolidated Statements of Operations and Comprehensive Income (Loss). The intangible assets remaining at December 31, 2025 related to in-place leases of multifamily apartment homes will be fully amortized in 2026, while in-place leases related to commercial spaces at certain apartment communities will be fully amortized by 2036.
Property and equipment. Property and equipment consists primarily of office equipment located at the Company’s corporate offices in Minot, North Dakota and in Minneapolis, Minnesota. As of December 31, 2025 and 2024, property and equipment cost was $1.8 million and $4.0 million, respectively. The Consolidated Balance Sheets reflect these assets at cost, net of accumulated depreciation of $1.2 million and $1.5 million as of December 31, 2025 and 2024, respectively, and are included within other assets.

ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Consolidated Statements of Operations and Comprehensive Income (Loss) within the Property operating expenses, excluding real estate taxes line item. During the years ended December 31, 2025, 2024, and 2023 total advertising expense was $3.0 million, $3.3 million, and $3.2 million, respectively.
SHARE-BASED COMPENSATION
The cost of share-based compensation is measured at grant date fair value based on estimated fair value of the awards. The estimated fair value of share-based awards is being amortized over the requisite service period. Refer to Note 13, Share-Based Compensation for additional discussion.
SEVERANCE AND TRANSITION
On March 23, 2023, the Company entered into a Separation and General Release Agreement (the “Separation Agreement”) in connection with the departure of our former CEO. During the year ended December 31, 2023, the Company incurred total severance costs of $2.2 million for the cash severance and benefits for the former CEO, $737,000 in share-based compensation expense for the acceleration of certain equity awards, and $306,000 in other CEO transition related expenses. These expenses are included within general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2025 and 2024, the Company had no severance and transition costs.
INVOLUNTARY CONVERSION OF ASSETS
During the year ended December 31, 2025, the Company recognized $1.9 million in casualty losses resulting from insurance events. The Company also recorded $920,000 in offsetting insurance receivables which are recorded within other assets on the Consolidated Balance Sheets. Any business interruption insurance proceeds and subrogation proceeds will be recognized when received, in accordance with ASC 610-30.
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
NOTE 3 • NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under its 2015 Incentive Plan, RSUs under its 2025 Incentive Plan (as defined below), Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income (loss) per share upon the vesting of the RSUs, exercise of the ISOs, or conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). Additionally, under the terms of the Operating Partnership’s

Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one-basis.The Company calculates diluted net income (loss) per share using the treasury stock method for RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Units, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss).
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023:

	(in thousands, except per share data)
	Year Ended December 31,
	2025	2024	2023
NUMERATOR
Net income (loss) attributable to controlling interests	$17,101	$(11,328)	$41,325
Distributions to Series C preferred shareholders	—	(4,821)	(6,428)
Redemption of Series C preferred shares	—	(3,511)	—
Numerator for basic income (loss) per share – net income (loss) available to common shareholders	17,101	(19,660)	34,897
Noncontrolling interests – Operating Partnership and Series E preferred units(1)	—	—	4,877
Numerator for diluted income (loss) per share	$17,101	$(19,660)	$39,774
DENOMINATOR
Denominator for basic income (loss) per share weighted average shares	16,728	15,504	14,994
Effect of Series E preferred units(1)	—	—	2,100
Effect of diluted restricted stock awards and restricted stock units	47	—	24
Denominator for diluted income (loss) per share	16,775	15,504	17,118

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$1.02	$(1.27)	$2.33

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$1.02	$(1.27)	$2.32
(1)For the years ended December 31, 2025, 2024, and 2023, the impact of Units was excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive. For the years ended December 31, 2025 and 2024, the impact of Series E preferred units was excluded from the calculation of net income (loss) per common share - diluted as they were anti-dilutive.
For the year ended December 31, 2025, operating partnership units of 966,000, weighted average Series D preferred units of 173,000, as converted, and Series E preferred units of 1.9 million, as converted, were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net income per share.
For the year ended December 31, 2024, operating partnership units of 870,000, Series D preferred units of 228,000, as converted, Series E preferred units of 2.1 million, as converted, time-based RSUs and options of 24,000, and performance-based RSUs of 31,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the year ended December 31, 2023, operating partnership units of 925,000 and Series D preferred Units of 228,000, as converted, were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net income per share.
NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 59,400 and 165,600 preferred units as of December 31, 2025 and 2024, respectively. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. During the year ended December 31, 2025, the Company redeemed 106,200 Series D preferred units for an aggregate redemption price of $10.6 million. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units have an aggregate liquidation value of $5.9 million and $16.6 million as of December 31, 2025 and 2024, respectively. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights and do not participate in income or loss. Distributions to Series D unitholders are presented in the Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Series C Preferred Shares. On August 30, 2024, we delivered notice to holders of our Series C preferred shares that we intended to redeem all 3.9 million Series C preferred shares at a redemption price equal to $25 per share plus any accrued but unpaid distributions per share up to and including the redemption date of September 30, 2024. On September 30, 2024, the Company completed the redemption of all the outstanding Series C preferred shares for an aggregate redemption price of $97.0 million, excluding distributions, which was $3.5 million in excess of the carrying value and is included in redemption of preferred shares on the Consolidated Statements of Operations and Comprehensive Income (Loss). Such shares were no longer outstanding as of December 31, 2025 and 2024.
Operating Partnership Units. Outstanding Units in the Operating Partnership were 920,000 Units at December 31, 2025 and 980,000 Units at December 31, 2024. During the year ended December 31, 2024, Centerspace issued 190,000 Units as partial consideration for the acquisition of one apartment community located in Denver, Colorado.
Exchange Rights.  Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the years ended December 31, 2025 and 2024 as detailed in the table below.

	(in thousands)
	Number of	Total Book
	Units	Value
Year ended December 31, 2025	60	$2,661
Year ended December 31, 2024	71	$3,218
Series E Preferred Units (Noncontrolling interest). Centerspace had 1.6 million Series E preferred units outstanding as of December 31, 2025 and 2024. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year and participate in income and loss. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 common Units. Centerspace has the option, at its sole election, to convert Series E preferred units into common Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per common Unit. The Series E preferred units had an aggregate liquidation preference of $157.0 million and $158.2 million at December 31, 2025 and 2024, respectively. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the years ended December 31, 2025 and 2024 as detailed below.

	(in thousands)
	Number of Series E	Number of	Total
	Preferred Units Redeemed	Common Shares Issued	Value
Year ended December 31, 2025	11	14	$598
Year ended December 31, 2024	143	172	$7,784
Common Shares and Equity Awards. Common shares outstanding on December 31, 2025 and 2024 totaled 16.8 million and 16.7 million, respectively. During the years ended December 31, 2025 and 2024, Centerspace issued approximately 30,788 and 13,524 common shares, respectively, with a total grant-date value of $2.9 million and $1.0 million, respectively, under its 2015 Incentive Plan, as share-based compensation for employees and trustees. These shares vested based on performance and service criteria. Refer to Note 13 for additional details on share-based compensation. During the year ended December 31, 2025, approximately 400 common shares were forfeited under the 2015 Incentive Plan compared to 200 common shares forfeited during the year ended December 31, 2024.
Equity Distribution Agreement. Centerspace has entered into an equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. As of December 31, 2025, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.
The table below provides details on the sale of common shares under the ATM Program during the years ended December 31, 2025 and 2024.

	(in thousands, except per share amounts)
	Number of Common Shares	Total Consideration(1)	Average Price Per Share(1)
Year ended December 31, 2025	—	$—	$—
Year ended December 31, 2024(2)	1,587	$112,613	$71.66
(1)Total consideration is net of $1.1 million in commissions for the year ended December 31, 2024.
(2)Includes 869,000 shares sold on a forward basis for $62.7 million which were physically settled during the year ended December 31, 2024.
Share Repurchase Program. The Company had a share repurchase program, providing for the repurchase of up to an aggregate of $50 million of the Company’s outstanding common shares. This program expired on March 10, 2025. Effective July 31, 2025, the Board of Trustees authorized a new share repurchase program (the “ Share Repurchase Program”), providing for the repurchase of up to an aggregate of $100 million of the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open-market purchases, privately-negotiated transactions, block trades, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases will vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased during the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company had $96.5 million remaining authorized for purchase under the Share Repurchase Program.

	(in thousands, except per share amounts)
	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
Year ended December 31, 2025	63	$3,454	$54.86
Year ended December 31, 2024	88	$4,703	$53.62
(1)Amount includes commissions.
NOTE 5 • NONCONTROLLING INTERESTS
Interests in the Operating Partnership held by limited partners are represented by Units and Series E preferred units. The Operating Partnership’s income is allocated to holders of Units and Series E preferred units based upon the ratio of their holdings to the total Units outstanding during the period. Capital contributions, distributions, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the Operating Partnership’s Agreement of Limited Partnership.
Centerspace reflects noncontrolling interests in consolidated real estate entities on the Consolidated Balance Sheets for the portion of properties consolidated by us that are not wholly owned by us. The earnings or losses from these properties attributable to the noncontrolling interests are reflected as net income attributable to noncontrolling interests – consolidated real estate entities in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The joint venture entity, in which the Operating Partnership had a general partner or controlling interest, no longer held any assets or liabilities and was deconsolidated as of December 31, 2025. This entity was consolidated into the Company’s operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses. The transaction that resulted in the deconsolidation of the joint venture entity was not with a related party. The Company’s noncontrolling interests – consolidated real estate entities at December 31, 2025 and 2024 were as follows:

	(in thousands)
	December 31, 2025	December 31, 2024
IRET - Cypress Court Apartments, LLC	$—	$673
Noncontrolling interests – consolidated real estate entities	$—	$673

NOTE 6 • DEBT
The following table summarizes the Company’s secured and unsecured debt at December 31, 2025 and December 31, 2024:

	(in thousands)
	December 31, 2025		December 31, 2024
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at December 31, 2025
Lines of credit (1)	$154,925	5.12%	$47,359	5.86%	2.56
Unsecured senior notes(2)(4)	300,000	3.12%	300,000	3.12%	4.62
Unsecured debt	454,925		347,359		3.92
Mortgages payable - Fannie Mae credit facility(4)	198,850	2.78%	198,850	2.78%	5.56
Mortgages payable - other(3)(4)(5)	400,134	3.88%	420,414	4.02%	11.03
Secured debt	$598,984		$619,264		9.22
Subtotal	$1,053,909	3.64%	$966,623	3.58%	6.93
Deferred financing costs, premiums, and discounts on mortgages payable, net	(32,324)		(10,758)
Deferred financing costs on notes payable, net	(421)		(480)
Total debt	$1,021,164		$955,385
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 10 at December 31, 2025 and 15 at December 31, 2024.
(4)Interest rate is fixed.
(5)Includes mortgages payable of $76.5 million assumed as part of an acquisition discussed in Note 9 of the Notes to the Consolidated Financial Statements.
As of December 31, 2025, 44 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of December 31, 2025, the Company had additional borrowing availability of $246.0 million beyond the $154.0 million drawn under the Facility, priced at an interest rate of 5.12%. As of December 31, 2024, the Company had additional borrowing availability of $206.0 million beyond the $44.0 million drawn under the Facility, priced at an interest rate of 5.81%. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
Centerspace has an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2025 there was $925,000 outstanding on this line of credit, priced at an interest rate of 5.91%, compared to $3.4 million outstanding as of December 31, 2024, priced at an interest rate of 6.56%.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company had issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company issued $125.0 million of senior unsecured promissory notes (“Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”) under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of December 31, 2025 and 2024.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 7 and 11 apartment communities, respectively, as of December 31, 2025 and 2024. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended weighted average fixed interest rate of 2.78%. As of December 31, 2025 and 2024, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Consolidated Balance Sheets.
As of December 31, 2025, Centerspace owned 10 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. Interest rates on mortgage loans range from 2.78% to 5.04%, and the mortgage loans have varying maturity dates from June 1, 2026, through June 1, 2060. As of December 31, 2025 and 2024, the mortgage loans had a balance of $400.1 million and $420.4 million, respectively, excluding unamortized premiums and discounts. As of December 31, 2025, the Company believes there are no material defaults or instances of material noncompliance in regard to any of these mortgage loans.
The aggregate amount of required future principal payments on outstanding debt, as of December 31, 2025 is as follows:

(in thousands)
2026	$57,432
2027	49,679
2028	268,224
2029	97,237
2030	89,159
Thereafter	492,178
Total payments	$1,053,909
Deferred financing costs, premiums, and discounts on mortgages payable, net	(32,324)
Deferred financing costs on notes payable, net	(421)
Total	1,021,164
The Company’s borrowings are subject to customary covenants and limitations. The Company believes that it was in compliance with all such covenants and limitations as of December 31, 2025.
NOTE 7 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable rate interest debt.
Changes in the fair value of derivatives designated and that qualify as cash flow hedges were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) were reclassified to interest expense in the periods in which interest payments were incurred on variable rate debt. As of December 31, 2025, the Company fully amortized the amounts in accumulated other comprehensive income (loss). As of December 31, 2025 and 2024, the Company had no remaining interest rate swaps.
The table below presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) as of December 31, 2025, 2024, and 2023.

	(in thousands)
	Gain Recognized in OCI			Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Net Income (Loss)
	Year Ended December 31,				Year Ended December 31,
	2025	2024	2023		2025	2024	2023
Total derivatives in cash flow hedging relationships - interest rate swaps	$—	$—	$—	Interest expense	$(407)	$(712)	$(936)
NOTE 8 • FAIR VALUE MEASUREMENTS
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Real estate related notes receivable	Other assets	$26,394	$—	$—	$26,394
December 31, 2024
Assets
Real estate related notes receivable	Other assets	$25,092	$—	$—	$25,092
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 5.00% to 9.00%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in fair value of these receivables from period to period are reported in interest and other income on the Consolidated Statements of Operations and Comprehensive Income (Loss).

	(in thousands)
	Fair Value Measurement	Other Gains (Losses)	Interest Income	Total Changes in Fair Value Included in Current Period Earnings
Year ended December 31, 2025
Real estate related notes receivable	$26,394	$36	$2,246	$2,282
Year ended December 31, 2024
Real estate related notes receivable	$25,092	$23	$1,554	$1,577
As of December 31, 2025 and 2024, Centerspace had investments totaling $3.5 million and $2.7 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of December 31, 2025, the Company had unfunded commitments of $650,000.
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2025 consisted of real estate investments that were written down to estimated fair value in connection with impairment recorded on one apartment community during the year ended December 31, 2025. There were no non-financial assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024. The Company’s determination of fair value is based on an independent appraisal which considers operating and other market data to determine fair value. Due to uncertainties in the estimation process, actual results could differ from such estimates.

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets
Real estate investments measured at fair value	Property owned	$39,700	$—	$—	$39,700
Financial Assets and Liabilities Not Measured at Fair Value
Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and other liabilities are carried at amounts that reasonably approximate their fair value due to their short-term nature. For variable rate line of credit debt that re-prices frequently, fair values are based on carrying values.
The fair value of mortgages payable and unsecured senior notes is estimated based on the discounted cash flows of the loans using market research and management estimates of comparable interest rates, excluding any prepayment penalties (Level 3).
The estimated fair values of the Company’s financial instruments as of December 31, 2025 and 2024 are as follows:

		(in thousands)
		December 31, 2025		December 31, 2024
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents (Level 1)	Cash and cash equivalents	$12,833	$12,833	$12,030	$12,030
Restricted cash (Level 1)	Restricted cash	2,818	2,818	1,099	1,099
FINANCIAL LIABILITIES
Revolving lines of credit (Level 3)	Revolving lines of credit	154,925	154,925	47,359	47,359
Unsecured senior notes (Level 3)(1)	Notes payable	300,000	267,420	300,000	253,808
Mortgages payable - Fannie Mae credit facility (Level 3)	Mortgages payable	198,850	175,996	198,850	166,679
Mortgages payable - other (Level 3)(1)	Mortgages payable	400,134	358,627	420,414	383,213
(1)Excludes deferred financing costs, debt premiums and discounts

NOTE 9 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace acquired $281.2 million and $53.4 million of new real estate during the years ended December 31, 2025 and 2024, respectively. The Company’s acquisitions during the years ended December 31, 2025 and 2024 are detailed below.
Year Ended December 31, 2025

	Date Acquired	(in thousands)
		Total Acquisition Cost(1)	Form of Consideration		Investment Allocation
Acquisitions			Cash	Other(2)	Land	Building	Intangible Assets(3)	Other(4)
341 homes - Sugarmont - Salt Lake City, UT	May 30, 2025	$149,000	$149,000	$—	$20,086	$124,649	$4,265	$—
420 homes - Railway Flats - Loveland, CO	July 29, 2025	132,200	55,704	76,496	10,387	94,198	4,046	23,569
Total Acquisitions		$281,200	$204,704	$76,496	$30,473	$218,847	$8,311	$23,569
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
DISPOSITIONS
During the year ended December 31, 2025, Centerspace disposed of twelve apartment communities and associated commercial space, in addition to its corporate office building, in three transactions for an aggregate sales price of $215.5 million. During the year ended December 31, 2024, Centerspace disposed of two apartment communities in two exchange transactions for an aggregate sales price of $19.0 million. The dispositions for the years ended December 31, 2025 and 2024 are detailed below.
Year Ended December 31, 2025

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
832 homes - 5 St. Cloud apartment communities	September 23, 2025	$124,000	$44,451	$79,549
679 homes and related commercial space - 7 Minneapolis apartment communities	November 6, 2025	88,075	88,050	25
Other - Commercial
Corporate Office - Minot, ND	December 15, 2025	3,400	3,504	(104)
Total Dispositions		$215,475	$136,005	$79,470

Year Ended December 31, 2024

		(in thousands)
	Date		Book Value
Dispositions	Disposed	Sales Price	and Sale Cost	Gain/(Loss)
Multifamily
69 homes - Southdale Parc - Richfield, MN	February 29, 2024	$6,200	$6,497	$(297)
136 homes -Wingate - New Hope, MN	February 29, 2024	12,800	13,080	(280)
Total Dispositions		$19,000	$19,577	$(577)
NOTE 10 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information.
The chief executive officer and chief financial officer are the chief operating decision-makers (“CODM”). The CODMs evaluate each property’s operating results using net operating income (“NOI”) to make decisions about resources to be allocated and to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation, amortization, financing costs, including interest and other income, losses on extinguishment of debt, interest expense, property management expenses, loss on litigation settlement, casualty gains (losses), and general and administrative expense.

The apartment communities have similar long-term economic characteristics and similar operating characteristics, such as type and length of lease, services offered to residents, and property management practices. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment, Multifamily. “All other” is composed of non-multifamily properties, non-multifamily components of mixed-use properties and apartment communities the Company has disposed or designated as held for sale, which did not meet the aggregation criteria. During the years ended December 31, 2025 and 2024, the Company disposed of twelve and two apartment communities, respectively. For the years ended December 31, 2025 and 2024, the disposed properties were included in “all other”.
The following tables present NOI for the years ended December 31, 2025, 2024, and 2023, respectively, along with reconciliations to net income (loss) as reported in the Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Consolidated Financial Statements.

	(in thousands)
Year ended December 31, 2025	Multifamily	All Other	Total
Revenue	$248,177	$25,485	$273,662
Property operating expenses
On-site compensation(1)	25,105	2,942	28,047
Repairs and maintenance(2)	13,547	1,750	15,297
Utilities	14,836	1,967	16,803
Administrative and marketing	6,224	727	6,951
Insurance	9,364	1,165	10,529
Real estate taxes	25,652	2,994	28,646
Net operating income	$153,449	$13,940	$167,389
Property management expenses			(9,638)
Casualty loss			(816)
Depreciation and amortization			(113,231)
Impairment of real estate investments			(37,719)
General and administrative expenses			(20,918)
Gain on sale of real estate and other investments			79,470
Interest expense			(44,884)
Loss on debt extinguishment			(98)
Interest and other income			3,409
Net income			$22,964
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Year ended December 31, 2024	Multifamily	All Other	Total
Revenue	$231,359	$29,624	$260,983
Property operating expenses
On-site compensation(1)	23,690	3,456	27,146
Repairs and maintenance(2)	13,197	2,204	15,401
Utilities	13,275	2,249	15,524
Administrative and marketing	6,076	1,107	7,183
Insurance	9,616	1,468	11,084
Real estate taxes	23,619	3,287	26,906
Net operating income	$141,886	$15,853	$157,739
Property management expenses			(9,128)
Casualty loss			(3,307)
Depreciation and amortization			(106,450)
General and administrative expenses			(17,802)
Loss on sale of real estate and other investments			(577)
Interest expense			(37,280)
Interest and other income			2,613
Net loss			$(14,192)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Year ended December 31, 2023	Multifamily	All Other	Total
Revenue	$218,119	$43,190	$261,309
Property operating expenses
On-site compensation(1)	22,682	5,221	27,903
Repairs and maintenance(2)	11,910	3,770	15,680
Utilities	13,092	3,927	17,019
Administrative and marketing	5,009	1,220	6,229
Insurance	8,223	1,999	10,222
Real estate taxes	24,117	4,642	28,759
Net operating income	$133,086	$22,411	$155,497
Property management expenses			(9,353)
Casualty loss			(2,095)
Depreciation and amortization			(101,678)
Impairment of real estate investments			(5,218)
General and administrative expenses			(20,080)
Gain on sale of real estate and other investments			71,244
Interest expense			(36,429)
Interest income and other loss			1,207
Loss on litigation settlement			(3,864)
Net income			$49,231
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of December 31, 2025 and 2024, respectively, along with reconciliations to the Consolidated Financial Statements:

	(in thousands)
As of December 31, 2025	Multifamily	All Other	Total
Segment assets
Property owned	$2,507,740	$16,280	$2,524,020
Less accumulated depreciation	(655,418)	(4,706)	(660,124)
Total real estate investments	$1,852,322	$11,574	$1,863,896
Cash and cash equivalents			12,833
Restricted cash			2,818
Other assets			46,620
Total Assets			$1,926,167

	(in thousands)
As of December 31, 2024	Multifamily	All Other	Total
Segment assets
Property owned	$2,245,097	$235,644	$2,480,741
Less accumulated depreciation	(561,001)	(64,979)	(625,980)
Total real estate investments	$1,684,096	$170,665	$1,854,761
Cash and cash equivalents			12,030
Restricted cash			1,099
Other assets			45,817
Total Assets			$1,913,707

NOTE 11 • RETIREMENT PLANS
Centerspace sponsors a defined contribution 401(k) plan to provide retirement benefits for employees that meet minimum employment criteria. Centerspace currently matches, dollar for dollar, employee contributions to the 401(k) plan in an amount equal to up to 5.0% of the eligible wages of each participating employee. Matching contributions are fully vested when made. Centerspace recognized expense of approximately $1.4 million, $1.3 million, and $1.3 million, respectively, during the years ended December 31, 2025, 2024, and 2023.
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
Limitations on Taxable Dispositions. Twenty-one properties, consisting of approximately 4,766 homes, are subject to limitations on taxable dispositions under agreements entered into with certain sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Redemption Value of Units. Pursuant to a Unitholder’s exercise of its Exchange Rights, the Company has the right, in its sole discretion, to acquire such Units by either making a cash payment or exchanging the Units for its common shares, on a one-for-one basis. All Units receive the same per Unit cash distributions as the per share dividends paid on common shares. Units are redeemable for an amount of cash per Unit equal to the average of the daily market price of common shares for the ten consecutive trading days immediately preceding the date of valuation of the Unit. As of December 31, 2025 and 2024, the aggregate redemption value of the then-outstanding Units owned by limited partners, as determined by the ten-day average market price for the common shares, was approximately $61.1 million and $64.8 million, respectively.
Unfunded Commitments. Centerspace has unfunded commitments of $650,000 in two real estate technology venture funds. Refer to Note 8 - Fair Value Measurements for additional information regarding these investments.
NOTE 13 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2025 Incentive Plan approved by shareholders on May 14, 2025 (the “2025 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and restricted stock units (“RSUs”) up to an aggregate of 650,000 shares over the ten-year period in which the plan is in effect. Under the 2025 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year.
Through December 31, 2025, awards under the 2025 Incentive Plan consisted of RSUs. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Prior to the approval of the 2025 Incentive Plan, share based awards were provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allowed for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan was in effect. Through December 31, 2025, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options.
The Company expenses the grant date fair value of LTIP awards in accordance with ASC Topic 718 Compensation-Stock Compensation. ASC 718 requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost of the share award is expensed over the requisite service period, which is usually the vesting period.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023 for all share-based awards was as follows:

	(in thousands)
	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense	$3,445	$3,014	$3,295
Year Ended December 31, 2025 LTIP Awards
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
Restricted Stock Units
During the years ended December 31, 2025, 2024, and 2023 the Company issued 25,934, 21,125, and 22,799 time-based RSUs to employees, respectively, and 9,527, 10,192, and 9,200 to trustees, respectively. The RSUs to employees generally vest over a three-year period and the RSUs to trustees generally vest over a one-year period. The fair value of the time-based RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $2.3 million, $1.9 million, and $1.8 million, respectively. The fair value of share awards at grant date for non-employee trustees was approximately $607,000, $689,000, and $545,000 for the years ended December 31, 2025, 2024, and 2023, respectively. All of these awards are classified as equity awards. The

Company recognizes compensation expense associated with the time-based awards ratably over the requisite service period. The total compensation cost related to non-vested time-based RSUs not yet recognized as of December 31, 2025, 2024, and 2023 was $1.1 million, $966,000, and $798,000, respectively, which the Company expects to recognize over weighted average periods of 1.5 years, 1.40 years, and 1.60 years, respectively.
The unamortized value of RSUs with market conditions as of December 31, 2025, 2024, and 2023 was approximately $1.5 million, $1.4 million, and $1.0 million, respectively.
The activity for the years ended December 31, 2025, 2024, and 2023 related to RSUs was as follows:

	RSUs with Service Conditions		RSUs with Market Conditions
		Wtd Avg Grant-		Wtd Avg Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested at December 31, 2022	21,414	$88.83	30,042	$106.90
Granted	31,999	57.21	20,497	82.63
Vested(1)	(22,036)	78.74	(13,820)	87.04
Forfeited	(383)	73.85	(14,653)	96.05
Unvested at December 31, 2023	30,994	$65.54	22,066	$104.01
Granted	31,317	61.28	18,876	80.60
Vested(1)	(15,626)	66.15	(9,771)	130.91
Forfeited	(192)	58.42	—	—
Unvested at December 31, 2024	46,493	$61.16	31,171	$81.40
Granted	35,461	65.38	14,552	90.01
Vested(1)	(34,476)	64.48	(12,295)	82.63
Forfeited	(357)	62.87	—	—
Unvested at December 31, 2025	47,121	$61.90	33,428	$84.70
(1)Includes 17,545, 2,102, and 2,855 restricted shares withheld for taxes during the years ended December 31, 2025, 2024, and 2023.
Stock Options
During the year ended December 31, 2025, Centerspace did not issue any stock options to employees. Previously issued stock options vest over a four-year period. As of December 31, 2025, the total compensation costs related to non-vested stock options not yet recognized is $18,000, which the Company expects to recognize over a weighted average period of 1.00 year. The stock option activity for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2022	196,623	$74.02
Exercisable at December 31, 2022	80,421	66.94
Granted	45,955	58.67
Exercised(1)	(20,061)	58.67
Expired	(103,768)	73.03
Forfeited	(1,739)	80.66
Outstanding at December 31, 2023	117,010	$71.41
Exercisable at December 31, 2023	59,477	70.06
Outstanding at December 31, 2024	117,010	$71.41
Exercisable at December 31, 2024	85,433	70.64
Exercised(1)	(11,632)	66.36
Expired	(1,555)	$70.64
Outstanding at December 31, 2025	103,823	$71.99
Exercisable at December 31, 2025	86,821	$72.18
(1)Includes 11,522 and 19,560 stock options withheld to cover purchase price in cashless exercise during the years ended December 31, 2025 and 2023.
The intrinsic value of a stock option represents the amount by which the current price of the underlying stock exceeds the exercise price of the option. As of December 31, 2025, stock options outstanding had $121,000 aggregate intrinsic value with a weighted average remaining contractual term of 5.1 years.

CENTERSPACE AND SUBSIDIARIES
December 31, 2025
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition(5)	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Same-Store
71 France - Edina, MN	$47,022	$4,721	$61,762	$2,541	$4,801	$64,223	$69,024	$(25,662)	2014	2014	Up to 37	years
Alps Park Apartments - Rapid City, SD	—	287	5,551	610	336	6,112	6,448	(2,521)	1995	2013	Up to 37	years
Arcata Apartments - Golden Valley, MN	16,425	2,088	31,036	2,438	2,128	33,434	35,562	(13,929)	2013	2013	Up to 37	years
Ashland Apartment Homes - Grand Forks, ND	—	741	7,569	884	824	8,370	9,194	(3,694)	2010	2012	Up to 37	years
Avalon Cove Townhomes - Rochester, MN	—	1,616	34,074	5,892	1,808	39,774	41,582	(14,238)	2001	2016	Up to 37	years
Bayberry Place - Eagan, MN	11,048	1,807	14,113	1,403	1,865	15,458	17,323	(2,674)	1995	2021	30	years
Burgundy & Hillsboro - New Hope, MN	23,570	2,834	31,149	2,969	2,913	34,039	36,952	(5,969)	1968	2021	30	years
Canyon Lake Apartments - Rapid City, SD	—	305	3,958	2,542	420	6,385	6,805	(4,254)	1972	2001	Up to 37	years
Cardinal Point Apartments - Grand Forks, ND	—	1,600	33,400	2,626	1,729	35,897	37,626	(8,973)	2013	2013	Up to 37	years
Cascade Shores Townhomes + Flats - Rochester, MN	—	6,588	67,072	11,841	6,776	78,725	85,501	(32,262)	2010	2015	Up to 37	years
Castlerock Apartment Homes - Billings, MT	—	736	4,864	2,095	1,069	6,626	7,695	(5,080)	1979	1998	Up to 37	years
Civic Lofts - Denver, CO	—	6,166	55,182	(12,711)	6,171	42,466	48,637	(9,157)	2019	2021	30	years
Connelly on Eleven - Burnsville, MN	—	2,401	11,515	13,880	3,206	24,590	27,796	(18,325)	1970	2003	Up to 37	years
Cottonwood Apartment Homes - Bismarck, ND	—	1,056	17,372	7,154	2,002	23,580	25,582	(15,683)	1998	1997	Up to 37	years
Country Meadows Apartment Homes - Billings, MT	—	491	7,809	1,764	612	9,452	10,064	(6,703)	1997	1995	Up to 37	years
Deer Ridge Apartment Homes - Jamestown, ND	—	711	24,129	869	790	24,919	25,709	(10,683)	2016	2013	Up to 37	years
Donovan Apartment Homes - Lincoln, NE	—	1,515	15,730	11,484	1,817	26,912	28,729	(12,938)	1992	2012	Up to 37	years
Dylan at RiNo - Denver, CO	—	12,155	77,215	2,117	12,241	79,246	91,487	(21,848)	2016	2017	30	years
Evergreen Apartment Homes - Isanti, MN	—	1,129	5,524	785	1,159	6,279	7,438	(3,234)	2006	2008	Up to 37	years
Gardens Apartments - Grand Forks, ND	—	518	8,702	410	535	9,095	9,630	(3,452)	2015	2015	Up to 37	years
Greenfield - Omaha, NE	—	578	4,122	3,737	876	7,561	8,437	(4,756)	1992	2007	Up to 37	years
Homestead Garden Apartments - Rapid City, SD	—	655	14,139	3,903	792	17,905	18,697	(6,445)	2004	2014	Up to 37	years
Ironwood - New Hope, MN	—	2,165	36,874	1,539	2,167	38,411	40,578	(8,477)	2018	2020	30	years
Lake Vista Apartments Homes - Loveland, CO	51,220	6,618	80,737	3,194	6,649	83,900	90,549	(8,370)	2011	2023	30	years
Lakeside Village Apartment Homes - Lincoln, NE	—	1,215	15,837	8,109	1,476	23,685	25,161	(11,133)	2000	2012	Up to 37	years
Legacy Apartments - Grand Forks, ND	—	1,362	21,727	11,771	2,475	32,385	34,860	(22,750)	1996	1995	Up to 37	years
Legacy Heights Apartment Homes - Bismarck, ND	—	1,207	13,742	666	1,142	14,473	15,615	(4,971)	2015	2015	Up to 37	years
Lugano at Cherry Creek - Denver, CO	—	7,679	87,766	10,314	7,679	98,080	105,759	(24,883)	2010	2019	30	years
Lyra Apartments - Centennial, CO	37,809	6,473	86,149	1,301	6,481	87,442	93,923	(11,506)	2022	2022	30	years
Martin Blu - Eden Prairie, MN	25,186	3,547	45,212	2,021	3,560	47,220	50,780	(7,776)	2015	2022	30	years
Meadows Apartments - Jamestown, ND	—	590	4,519	2,438	733	6,814	7,547	(4,543)	1999	1998	Up to 37	years
Monticello Crossings - Monticello, MN	—	1,734	30,136	1,667	1,951	31,586	33,537	(10,416)	2017	2014	Up to 37	years
Monticello Village - Monticello, MN	—	490	3,756	1,461	655	5,052	5,707	(3,382)	2001	2004	Up to 37	years
Noko Apartments - Minneapolis, MN	—	1,915	42,636	762	1,918	43,395	45,313	(6,942)	2021	2022	30	years
Northridge Apartments - Bismarck, ND	—	884	7,515	540	1,057	7,882	8,939	(2,990)	2014	2014	Up to 37	years
Olympic Village Apartments - Billings, MT	—	1,164	10,441	4,335	1,976	13,964	15,940	(9,917)	2000	2000	Up to 37	years
Oxbo Urban Rentals - St Paul, MN	—	5,809	51,586	1,194	5,822	52,767	58,589	(14,783)	2016	2017	30	years
Palisades - Roseville, MN	19,377	6,919	46,577	12,355	6,959	58,892	65,851	(9,527)	1973	2021	30	years
Park Place Apartments - Plymouth, MN	—	10,609	80,781	23,691	10,819	104,262	115,081	(36,690)	1985	2017	30	years

CENTERSPACE AND SUBSIDIARIES
December 31, 2025
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition(5)	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed
Parkhouse Apartment Homes - Thornton, CO	86,454	10,474	132,105	7,389	10,484	139,484	149,968	(29,332)	2016	2020	30	years
Plymouth Pointe - Plymouth, MN	9,575	1,042	12,810	1,159	1,073	13,938	15,011	(2,599)	1968	2021	30	years
Pointe West Apartments - Rapid City, SD	—	240	3,538	2,405	463	5,720	6,183	(4,489)	1985	1994	Up to 37	years
Quarry Ridge Apartments - Rochester, MN	—	2,254	30,024	10,049	2,412	39,915	42,327	(20,826)	2001	2006	Up to 37	years
Red 20 Apartments - Minneapolis, MN	—	1,900	24,116	1,016	1,908	25,124	27,032	(10,579)	2013	2013	Up to 37	years
Rimrock West Apartments - Billings, MT	—	330	3,489	1,970	573	5,216	5,789	(4,012)	1975	1999	Up to 37	years
River Pointe - Fridley, MN	25,412	3,346	33,118	6,082	3,426	39,120	42,546	(8,093)	1971	2021	30	years
River Ridge Apartment Homes - Bismarck, ND	—	576	24,670	2,439	936	26,749	27,685	(12,646)	2013	2008	Up to 37	years
Rocky Meadows Apartments - Billings, MT	—	656	5,726	1,850	868	7,364	8,232	(5,488)	1996	1995	Up to 37	years
Rum River Apartments - Isanti, MN	—	843	4,823	587	870	5,383	6,253	(3,105)	2005	2007	Up to 37	years
Silver Springs Apartment Homes - Rapid City, SD	—	215	3,007	1,119	273	4,068	4,341	(1,735)	1985	2014	Up to 37	years
SouthFork Townhomes + Flats - Lakeville, MN	21,675	3,502	40,153	12,177	3,583	52,249	55,832	(18,808)	1988	2019	30	years
Southpoint Apartments - Grand Forks, ND	—	576	9,893	761	666	10,564	11,230	(4,189)	2013	2013	Up to 37	years
Sunset Trail Apartment Homes - Rochester, MN	—	336	12,814	6,943	826	19,267	20,093	(12,247)	2000	1999	Up to 37	years
Union Pointe - Longmont, CO	—	5,727	69,966	1,428	5,736	71,385	77,121	(14,164)	2019	2021	30	years
Westend - Denver, CO	—	25,525	102,180	6,261	25,532	108,434	133,966	(28,865)	2015	2018	30	years
Whispering Ridge - Omaha, NE	21,800	2,139	25,424	5,127	2,551	30,139	32,690	(14,034)	2010	2013	Up to 37	years
Woodridge on Second - Rochester, MN	—	370	6,028	6,285	761	11,922	12,683	(9,151)	1990	1997	Up to 37	years
Total Same-Store	$396,573	$171,129	$1,745,862	$231,638	$181,330	$1,967,299	$2,148,629	$(635,898)

Non-Same-Store
Lydian - Denver, CO	35,000	4,852	34,680	1,175	4,852	35,855	40,707	(1,779)	2018	2024	30	years
Railway Flats - Loveland, CO	75,975	10,415	94,483	129	10,415	94,612	105,027	(1,771)	2019	2025	30	years
Sugarmont - Salt Lake City, UT	59,763	20,232	125,632	68	20,232	125,700	145,932	(2,797)	2021	2025	30	years
The Bosk - Woodbury, MN	31,673	5,367	40,422	21,656	5,449	61,996	67,445	(13,173)	1974	2021	30	years
Total Non-Same-Store	$202,411	$40,866	$295,217	$23,028	$40,948	$318,163	$359,111	$(19,520)

Total Multifamily	$598,984	$211,995	$2,041,079	$254,666	$222,278	$2,285,462	$2,507,740	$(655,418)

Other - Mixed Use
71 France - Edina, MN(4)	$—	$—	$5,879	$531	$—	$6,410	$6,410	$(1,820)	2014	2014	Up to 37	years
Civic Lofts - Denver, CO	—	—	—	—	—	—	—	—	2019	2021	30	years
Lugano at Cherry Creek - Denver, CO	—	—	1,600	894	—	2,494	2,494	(581)	2010	2019	30	years
Lydian - Denver, CO(4)	—	—	668	48	—	716	716	(141)	2018	2024	30	years
Noko Apartments - Minneapolis, MN	—	—	118	—	—	118	118	(34)	2021	2022	30	years
Oxbo Urban Rentals- St Paul, MN	—	—	3,472	54	—	3,526	3,526	(921)	2016	2017	30	years
Red 20 Apartments - Minneapolis, MN	—	—	2,525	491	—	3,016	3,016	(1,209)	2013	2013	Up to 37	years
Total Other - Mixed Use	$—	$—	$14,262	$2,018	$—	$16,280	$16,280	$(4,706)

CENTERSPACE AND SUBSIDIARIES
December 31, 2025
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

					Gross Amount at Which Carried at						Life on Which
		Initial Cost to Company			Close of Period						Depreciation in
				Costs Capitalized							Latest Income
			Buildings &	Subsequent to	Land &	Buildings &		Accumulated	Date of	Date of	Statement is
Description	Encumbrances(1)	Land	Improvements	Acquisition(5)	Improvements	Improvements	Total	Depreciation	Construction(2)	Acquisition(3)	Computed

Total	$598,984	$211,995	$2,055,341	$256,684	$222,278	$2,301,742	$2,524,020	$(660,124)
(1)Amounts in this column are the mortgages payable balance as of December 31, 2025. These amounts do not include amounts owing under the Company’s multi-bank line of credit or unsecured senior notes.
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
December 31, 2025
Schedule III - REAL ESTATE AND ACCUMULATED DEPRECIATION (in thousands)

Reconciliations of the carrying value of total property owned for the years ended December 31, 2025, 2024, and 2023 are as follows:

	(in thousands)
	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$2,480,741	$2,420,146	$2,534,124
Additions during year
Multifamily and Other	250,762	40,210	87,757
Improvements and Other	33,074	49,900	62,117
	2,764,577	2,510,256	2,683,998
Deductions during year
Cost of real estate sold	(197,856)	(21,236)	(243,889)
Impairment charge(1)	(37,719)	—	(5,218)
Other (2)	(4,982)	(8,279)	(14,745)
Balance at close of year	$2,524,020	$2,480,741	$2,420,146

Reconciliations of accumulated depreciation/amortization for the years ended December 31, 2025, 2024, and 2023 are as follows:

	(in thousands)
	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$625,980	$530,703	$535,401
Additions during year
Provisions for depreciation	104,557	103,127	98,691
Deductions during year
Accumulated depreciation on real estate sold	(66,854)	(2,350)	(92,239)
Other (2)	(3,559)	(5,500)	(11,150)
Balance at close of year	$660,124	$625,980	$530,703

Total real estate investments, excluding mortgage notes receivable (3)	$1,863,896	$1,854,761	$1,889,443
(1)During the years ended December 31, 2025 and 2023, Centerspace recognized impairment on six and two apartment communities, respectively.
(2)Consists of the write off of fully depreciated assets and accumulated amortization, miscellaneous disposed assets, and involuntary conversion of assets written down in connection with casualty losses.
(3)The estimated net basis for Federal Income Tax purposes was $1.5 billion and $1.4 billion at December 31, 2025 and December 31, 2024, respectively.