Form 10-Q
period 2026-03-31
CENTERSPACE
filed 2026-05-04
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2026
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
    The number of common shares of beneficial interest outstanding as of April 27, 2026, was 16,803,148.858.

PART I
Item 1. Financial Statements

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Real estate investments
Property owned	$2,518,162	$2,524,020
Less accumulated depreciation	(685,769)	(660,124)
Total real estate investments	1,832,393	1,863,896
Cash and cash equivalents	7,555	12,833
Restricted cash	2,710	2,818
Other assets	44,928	46,620
TOTAL ASSETS	$1,887,586	$1,926,167
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$55,872	$59,247
Revolving lines of credit	150,429	154,925
Notes payable, net	299,594	299,579
Mortgages payable, net	565,611	566,660
TOTAL LIABILITIES	$1,071,506	$1,080,411
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 59 units issued and outstanding at March 31, 2026 and December 31, 2025, aggregate liquidation preference of $5,940 at March 31, 2026)	$5,940	$5,940
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,803 shares issued and outstanding at March 31, 2026 and 16,761 shares issued and outstanding at December 31, 2025)	1,370,461	1,368,834
Accumulated distributions in excess of net income	(675,493)	(649,678)
Total shareholders’ equity	$694,968	$719,156
Noncontrolling interests – Operating Partnership and Series E preferred units	115,172	120,660
TOTAL EQUITY	$810,140	$839,816
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,887,586	$1,926,167
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (unaudited)

	(in thousands, except per share data)
	Three Months Ended March 31,
	2026	2025
REVENUE	$65,069	$67,093
EXPENSES
Property operating expenses, excluding real estate taxes	18,242	19,068
Real estate taxes	7,332	7,663
Property management expense	2,379	2,433
Casualty loss, net of recoveries	(21)	532
Depreciation and amortization	26,498	27,654
Impairment of real estate investments	9,700	—
General and administrative expenses	6,332	4,997
TOTAL EXPENSES	$70,462	$62,347
Operating income (loss)	(5,393)	4,746
Interest expense	(10,470)	(9,635)
Interest and other income	890	708
NET LOSS	$(14,973)	$(4,181)
Distributions to Series D preferred unitholders	(57)	(160)
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,141	643
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(36)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(12,889)	$(3,734)

NET LOSS	$(14,973)	$(4,181)
Other comprehensive loss
Loss on derivative instrument reclassified into earnings	—	175
TOTAL COMPREHENSIVE LOSS	$(14,973)	$(4,006)
Net comprehensive loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	—	669
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(36)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(14,973)	$(3,373)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.77)	$(0.22)

Weighted average shares - basic and diluted	16,775	16,727
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended March 31, 2025	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2024	16,719	$1,367,637	$(615,242)	$(407)	$130,455	$882,443
Net loss attributable to controlling interests and noncontrolling interests			(3,734)		(607)	(4,341)
Amortization of swap settlements				175		175
Distributions - common shares and Units ($0.77 per share and Unit)			(12,879)		(754)	(13,633)
Distributions - Series E preferred units ($0.96875 per unit)					(1,532)	(1,532)
Share-based compensation, net of forfeitures	8	858				858
Redemption of Units for common shares	7	335			(335)	—
Redemption of Series E preferred units for common shares	—	14			(14)	—
Equity rebalancing		(94)			94	—
Other	1	(474)			(56)	(530)
Balance at March 31, 2025	16,735	$1,368,276	$(631,855)	$(232)	$127,251	$863,440

Three Months Ended March 31, 2026
Balance at December 31, 2025	16,761	$1,368,834	$(649,678)	$—	$120,660	$839,816
Net loss attributable to controlling interests and noncontrolling interests			(12,889)		(2,141)	(15,030)
Distributions - common shares and Units ($0.77 per share and unit)			(12,926)		(698)	(13,624)
Distributions - Series E preferred units ($0.96875 per unit)					(1,521)	(1,521)
Share-based compensation, net of forfeitures	15	1,088				1,088
Redemption of Units for common shares	19	811			(811)	—
Redemption of Series E preferred units for common shares	9	365			(365)	—
Equity rebalancing		(49)			49	—
Shares withheld for taxes		(423)				(423)
Other	(1)	(165)			(1)	(166)
Balance at March 31, 2026	16,803	$1,370,461	$(675,493)	$—	$115,172	$810,140
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,973)	$(4,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	26,853	27,971
Share-based compensation expense	1,088	858
Impairment of real estate investments	9,700	—
Provision for bad debt	288	301
Non-cash casualty loss	990	347
Amortization of debt premiums and discounts	356	409
Other, net	(186)	102
Changes in other assets and liabilities:
Other assets	282	878
Accounts payable and accrued expenses	(2,975)	(1,256)
Net cash provided by operating activities	$21,423	$25,429
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from insurance	417	177
Payments for improvements of real estate investments	(5,316)	(5,042)
Other investing activities	(124)	(20)
Net cash used by investing activities	$(5,023)	$(4,885)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(1,567)	(1,906)
Proceeds from revolving lines of credit	25,255	44,893
Principal payments on revolving lines of credit	(29,750)	(43,519)
Distributions paid to common shareholders	(12,904)	(12,443)
Distributions paid to Series D preferred unitholders	(57)	(160)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(2,230)	(2,266)
Payments related to tax withholding for share-based compensation	(423)	—
Other financing activities	(110)	(212)
Net cash used by financing activities	$(21,786)	$(15,613)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,386)	4,931
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,651	13,129
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,265	$18,060

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,446	$1,821
Operating partnership units converted to common shares	811	335
Distributions declared but not paid to common shareholders	13,624	13,633
Series E preferred units converted to common shares	365	14
Retirement of shares withheld for taxes	—	292
Involuntary conversion of assets	(1,014)	(463)
Non-cash interest income	457	413
Unrealized gain on investment	209	67

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$9,532	$8,640

	(in thousands)
Balance Sheet Description	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents	$7,555	$12,833	$11,916
Restricted cash	2,710	2,818	6,144
Total cash, cash equivalents, and restricted cash	$10,265	$15,651	$18,060

See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2026
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” the “Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of March 31, 2026, Centerspace owned interests in 61 apartment communities consisting of 12,263 apartment homes.
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
The Condensed Consolidated Financial Statements also reflected the Operating Partnership’s ownership of a joint venture entity in which the Operating Partnership had a general partner or controlling interest. The joint venture entity no longer held any assets or liabilities and was deconsolidated as of December 31, 2025. This entity was consolidated into the Company’s operations with noncontrolling interests reflecting the noncontrolling partners’ share of ownership, income, and expenses.
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
The current period’s results of operations are not necessarily indicative of results which ultimately may be achieved for the year. The interim Condensed Consolidated Financial Statements and accompanying notes thereto should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 17, 2026.
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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows and amounts within the Condensed Consolidated Statements of Equity have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net loss as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows.

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
As of March 31, 2026 and December 31, 2025, restricted cash consisted of $2.7 million and $2.8 million, respectively, in escrows held by lenders and security deposits. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The escrow funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended March 31, 2026 and 2025, rental income represented approximately 98.6% and 98.4% of total revenues, respectively. For the three months ended March 31, 2026 and 2025, other property revenues represented the remaining 1.4% and 1.6%, respectively, of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time.

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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of March 31, 2026, was as follows:

(in thousands)
2026 (remainder)	$2,477
2027	3,070
2028	2,682
2029	2,297
2030	2,184
Thereafter	5,991
Total scheduled lease income - operating leases	$18,701
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
The following table presents the disaggregation of revenue streams for the three months ended March 31, 2026 and 2025:

		(in thousands)
		Three Months Ended March 31,
Revenue Stream	Applicable Standard	2026	2025
Fixed lease income - operating leases	Leases	$60,743	$62,197
Variable lease income - operating leases	Leases	3,387	3,831
Other property revenue	Revenue from contracts with customers	939	1,065
Total revenue		$65,069	$67,093
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three months ended March 31, 2026 and 2025, the Company did not recognize any gain or loss on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflect the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes and average lease term for the commercial spaces in the Company’s mixed use properties. During the three months ended March 31, 2026 and 2025, the Company recognized $737,000 and $1.1 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of March 31, 2026, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota; Denver, Colorado; and Boulder / Ft. Collins, Colorado markets.

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
During the three months ended March 31, 2026, the Company incurred a loss of $9.7 million for the impairment of one apartment community in Denver, Colorado. During the three months ended March 31, 2025, the Company did not record a loss for impairment on real estate.
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
REAL ESTATE RELATED NOTES RECEIVABLE
In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company has a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of March 31, 2026 and December 31, 2025, the principal balance was $3.9 million, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 6.0% and matures September 30, 2041.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company has a TIF note receivable with an initial principal balance of $6.6 million. As of March 31, 2026 and December 31, 2025, the principal balance was $4.6 million and $4.9 million, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039, and may be prepaid in whole or in part at any time.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum, which accrues and is added to the principal balance and is payable at maturity. As of March 31, 2026 and December 31, 2025, the Company had funded $15.1 million of the mezzanine loan. As of March 31, 2026 and December 31, 2025, the principal balance was $18.4 million and $18.0 million, respectively. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within the property operating expenses, excluding real estate taxes line item. During the three months ended March 31, 2026 and 2025, total advertising expense was $651,000 and $623,000, respectively.

INVOLUNTARY CONVERSION OF ASSETS
During the three months ended March 31, 2026, Centerspace recorded $936,000 in casualty losses resulting from one new loss event and updated loss estimates on previously reported events along with $698,000 in insurance receivables reported within other assets on the Condensed Consolidated Balance Sheets and receipt of insurance proceeds totaling $459,000 which was in excess of previously recorded receivables. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
During the three months ended March 31, 2025, Centerspace recognized $512,000 in casualty losses resulting from two new insurance events and updated loss estimates from two previously reported events. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
NOTE 3 • NET INCOME (LOSS) PER SHARE
Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under its 2015 Incentive Plan, RSUs under its 2025 Incentive Plan (as defined below), Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income (loss) per share upon the vesting of the RSUs, exercise of ISOs, or conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units). The Company calculates diluted net income (loss) per share using the treasury stock method for RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Units, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss). Under the terms of the Operating Partnership’s Agreement of Limited Partnership, limited partners have the right to require the Operating Partnership to redeem their limited partnership units (“Units”) any time following the first anniversary of the date they acquired such Units (“Exchange Right”). Upon the exercise of Exchange Rights, and in Centerspace’s sole discretion, it may issue common shares in exchange for Units on a one-for-one basis.
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025.

	(in thousands, except per share data)
	Three Months Ended March 31,
	2026	2025
NUMERATOR
Net loss attributable to controlling interests	$(12,889)	$(3,734)
Numerator for basic and diluted loss per share – net loss available to common shareholders(1)	(12,889)	(3,734)

DENOMINATOR
Denominator for basic and diluted loss per share weighted average shares(1)	16,775	16,727

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.77)	$(0.22)
(1)For the three months ended March 31, 2026 and 2025, distributions to Series D preferred unitholders and the impact of Units and Series E preferred units were excluded from the calculation of net loss per common share - diluted as they were anti-dilutive.
For the three months ended March 31, 2026, weighted average operating partnership units of 914,000, Series D preferred units of 82,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs and options of 29,000, and performance-based RSUs of 13,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the three months ended March 31, 2025, weighted average    operating partnership units of 980,000, Series D preferred units of 228,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs and options of 35,000, and performance-based RSUs of 43,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.

NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 59,400 at March 31, 2026 and December 31, 2025. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million at March 31, 2026 and December 31, 2025. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights and do not participate in income or loss. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Operating Partnership Units. The Operating Partnership had 901,000 and 920,000 outstanding Units at March 31, 2026 and December 31, 2025, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three months ended March 31, 2026 and 2025 as detailed in the table below.

	(in thousands)
Three Months Ended March 31,	Number of Units	Total Book Value
2026	19	$811
2025	7	$335
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.6 million Series E preferred units outstanding as of March 31, 2026 and December 31, 2025. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units receive an allocation of net income (loss) based upon their participation in earnings or loss of the Company. The Series E preferred units had an aggregate liquidation preference of $156.3 million and $157.0 million as of March 31, 2026 and December 31, 2025, respectively. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the three months ended March 31, 2026 and 2025 as detailed below.

	(in thousands)
Three Months Ended March 31,	Number of Series E Preferred Units Redeemed	Number of Common Shares Issued	Total Value
2026	7	9	$365
2025	—	—	$14
Common Shares and Equity Awards. Common shares outstanding as of March 31, 2026 and December 31, 2025, totaled 16.8 million. During the three months ended March 31, 2026 and 2025, Centerspace issued 15,122 and 7,818 common shares, respectively, with a total grant-date fair value of $1.1 million and $786,000, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan and 2025 Incentive Plan (as defined below). These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
At-the-Market Program. Centerspace has an at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three months ended March 31, 2026 and 2025. As of March 31, 2026, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.

Share Repurchase Program. Effective July 31, 2025, the Board of Trustees authorized a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of an aggregate of $100.0 million for the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. There were no shares repurchased under these programs during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had $96.5 million remaining authorized for purchase under the Share Repurchase Program.

NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at March 31, 2026 and December 31, 2025.

	(in thousands)
	March 31, 2026		December 31, 2025
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at March 31, 2026
Lines of credit (1)	$150,429	4.88%	$154,925	5.12%	2.32
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	4.38
Unsecured debt	450,429		454,925		3.69
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	5.31
Mortgages payable - other (3)(4)	398,567	3.88%	400,134	3.88%	10.79
Secured debt	597,417		598,984		8.97
Subtotal	1,047,846	3.60%	1,053,909	3.64%	6.70
Deferred financing costs, premiums, and discounts on mortgages payable, net	(31,806)		(32,324)
Deferred financing costs on notes payable, net	(406)		(421)
Total debt	$1,015,634		$1,021,164
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive income (loss) into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 10 at March 31, 2026 and December 31, 2025.
(4)Interest rate is fixed.
As of March 31, 2026, 44 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of March 31, 2026, the Company had additional borrowing availability of $250.0 million beyond the $150.0 million drawn under the Facility, bearing interest at a rate of 4.88%. As of December 31, 2025, the Company had additional borrowing availability of $246.0 million beyond the $154.0 million drawn under the Facility, bearing interest at a rate of 5.12%. As amended, this The Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
Centerspace has an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of March 31, 2026 there was $429,000 outstanding balance on this line of credit, bearing interest at a rate of 5.88%, compared to $925,000 outstanding as of December 31, 2025, bearing interest at a rate of 5.91%.

Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”) under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of March 31, 2026 and December 31, 2025.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of March 31, 2026 and December 31, 2025, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of March 31, 2026, Centerspace owned 10 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. The Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans as of March 31, 2026. As of March 31, 2026 and December 31, 2025, the mortgage loans had a balance of $398.6 million and $400.1 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.
The aggregate amount of required future principal payments on outstanding debt as of March 31, 2026, was as follows:

(in thousands)
2026 (remainder)	$55,369
2027	49,679
2028	264,224
2029	97,237
2030	89,159
Thereafter	492,178
Total payments	1,047,846
Deferred financing costs, premiums, and discounts on mortgages payable, net	(31,806)
Deferred financing costs on notes payable, net	(406)
Total	$1,015,634
The Company’s borrowings are subject to customary covenants and limitations. The Company believes that it was in compliance with all such covenants and limitations as of March 31, 2026.
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss were reclassified to interest expense in the periods in which interest payments were incurred on variable rate debt. As of March 31, 2026 and December 31, 2025 the Company had no remaining interest rate swaps and all amounts in accumulated other comprehensive loss were fully amortized during the prior year.

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as of March 31, 2026 and 2025.

	(in thousands)
	Gain Recognized in OCI		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended March 31,	2026	2025		2026	2025
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$—	$(175)
NOTE 7 • FAIR VALUE MEASUREMENTS
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets
Real estate related notes receivable	Other assets	$26,630	—	—	$26,630

December 31, 2025
Assets
Real estate related notes receivable	Other assets	$26,394	—	—	$26,394
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 5.0% to 9.0%), and instrument specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Three months ended March 31, 2026
Real estate related notes receivable	$26,630	$9	$569	$578
Three months ended March 31, 2025
Real estate related notes receivable	$25,406	$9	$531	$540
As of March 31, 2026 and December 31, 2025, Centerspace had investments totaling $3.7 million and $3.5 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of March 31, 2026, the Company had unfunded commitments of $650,000.

The portion of unrealized gains and losses for the three months ended March 31, 2026 and 2025 related to equity securities still held at the reporting date is shown in the table below.

	(in thousands)
	Three Months Ended March 31,
	2026	2025
Unrealized gains and losses on equity securities still held at the reporting date	$209	$67
Fair Value Measurements on a Nonrecurring Basis
Non-financial assets measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025 consisted of real estate investments that were written down to estimated fair value in connection with impairment recorded on one apartment community during the three months ended March 31, 2026 and the year ended December 31, 2025.

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets
Real estate investments measured at fair value	Assets held for sale, net	$29,500	$—	$—	$29,500

December 31, 2025
Assets
Real estate investments measured at fair value	Assets held for sale, net	$39,700	$—	$—	$39,700
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
The estimated fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025, respectively, are as follows:

		(in thousands)
		March 31, 2026		December 31, 2025
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents (Level 1)	Cash and cash equivalents	$7,555	$7,555	$12,833	$12,833
Restricted cash (Level 1)	Restricted cash	$2,710	$2,710	$2,818	$2,818
FINANCIAL LIABILITIES
Revolving lines of credit (Level 3)	Revolving lines of credit	$150,429	$150,429	$154,925	$154,925
Unsecured senior notes (Level 3)(1)	Notes payable	$300,000	$265,466	$300,000	$267,420
Mortgages payable - Fannie Mae credit facility (Level 3)	Mortgages payable	$198,850	$176,256	$198,850	$175,996
Mortgages payable - other (Level 3)(1)	Mortgages payable	$398,567	$358,590	$400,134	$358,627
(1)Excludes deferred financing costs, debt premiums, and discounts
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three months ended March 31, 2026 and 2025.

DISPOSITIONS
Centerspace did not dispose of any real estate during the three months ended March 31, 2026 and 2025.

NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information.
The chief executive officer and chief financial officer are the chief operating decision-makers (“CODM”). The CODMs evaluate each property’s operating results, using net operating income (“NOI”) to make decisions about resources to be allocated and to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation, amortization, financing costs, including interest and other income, losses on extinguishment of debt, and interest expense, property management expenses, loss on litigation settlement, casualty losses net of recoveries, and general and administrative expense.
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
During the year ended December 31, 2025, the Company disposed of 12 communities which are included in “all other.”
The following tables present NOI for the three months ended March 31, 2026 and 2025, respectively, along with reconciliations to net income (loss) as reported in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended March 31, 2026	Multifamily	All Other	Total
Revenue	$64,156	$913	$65,069
Property operating expenses
On-site compensation(1)	6,418	—	6,418
Repairs and maintenance(2)	2,991	31	3,022
Utilities	4,465	37	4,502
Administrative and marketing	1,837	—	1,837
Insurance	2,446	17	2,463
Real estate taxes	7,139	193	7,332
Net operating income	$38,860	$635	$39,495
Property management expense			(2,379)
Casualty loss, net of recoveries			21
Depreciation and amortization			(26,498)
Impairment of real estate investments			(9,700)
General and administrative expenses			(6,332)
Interest expense			(10,470)
Interest and other income			890
Net loss			$(14,973)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.

	(in thousands)
Three Months Ended March 31, 2025	Multifamily	All Other	Total
Revenue	$59,403	$7,690	$67,093
Property operating expenses
On-site compensation(1)	6,012	860	6,872
Repairs and maintenance(2)	2,731	458	3,189
Utilities	4,129	728	4,857
Administrative and marketing	1,351	208	1,559
Insurance	2,215	376	2,591
Real estate taxes	6,730	933	7,663
Net operating income	$36,235	$4,127	$40,362
Property management expense			(2,433)
Casualty loss, net of recoveries			(532)
Depreciation and amortization			(27,654)
General and administrative expenses			(4,997)
Interest expense			(9,635)
Interest and other income			708
Net loss			$(4,181)

(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of March 31, 2026, and December 31, 2025, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of March 31, 2026	Multifamily	All Other	Total
Segment assets
Property owned	$2,501,884	$16,278	$2,518,162
Less accumulated depreciation	(680,903)	(4,866)	(685,769)
Total real estate investments	$1,820,981	$11,412	$1,832,393
Cash and cash equivalents			7,555
Restricted cash			2,710
Other assets			44,928
Total Assets			$1,887,586

	(in thousands)
As of December 31, 2025	Multifamily	All Other	Total
Segment assets
Property owned	$2,507,740	$16,280	$2,524,020
Less accumulated depreciation	(655,418)	(4,706)	(660,124)
Total real estate investments	$1,852,322	$11,574	$1,863,896
Cash and cash equivalents			12,833
Restricted cash			2,818
Other assets			46,620
Total Assets			$1,926,167
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
Limitations on Taxable Dispositions.  Sixteen properties, consisting of approximately 3,796 apartment homes, are subject to limitations on taxable dispositions under agreements entered into with certain sellers or contributors of the properties and are effective for varying periods. Centerspace does not believe that the agreements materially affect the conduct of its business or its decisions whether to dispose of these properties during the limitation period because it generally holds these and other properties for investment purposes rather than for sale. In addition, where the Company deems it to be in the shareholders’ best interests to dispose of such properties, it generally seeks to structure sales of such properties as tax-deferred transactions under Section 1031 of the Internal Revenue Code. Otherwise, the Company may be required to provide tax indemnification payments to the parties to these agreements.
Unfunded Commitments. As of March 31, 2026, Centerspace had unfunded commitments of $650,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2025 Incentive Plan approved by shareholders on May 14, 2025 (the “2025 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 650,000 shares over the ten-year period in which the plan is in effect. Under the 2025 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the revised program may vary from year to year. Through March 31, 2026, awards under the 2025 Incentive Plan consisted of RSUs. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Prior to the approval of the 2025 Incentive Plan, share based awards were provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allowed for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan was in effect. Through March 31, 2026, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options.
2026 LTIP Awards
Awards granted to employees on January 1, 2026, under the 2025 Incentive Plan, consisted of an aggregate of 34,599 time-based RSU awards and 20,635 performance RSUs based on total shareholder return (“TSR”). The time-based RSUs vest as to one-third of the shares on each of January 1, 2027, January 1, 2028, and January 1, 2029.
The performance RSUs are earned based on the Company’s TSR as compared to the FTSE Nareit Equity Index over a forward looking three-year period. The maximum number of performance RSUs eligible to be earned is 41,270 RSUs, which is 200% of the performance RSUs granted. Earned awards (if any) will fully vest as of the last day of the measurement period. These awards have market conditions in addition to service conditions that must be met for the awards to vest. Compensation expense is recognized ratably based on the grant date fair value, as determined using the Monte Carlo valuation model, regardless of whether the market conditions are achieved and the awards ultimately vest. Therefore, previously recorded compensation expense is not adjusted in the event that the market conditions are not achieved. The Company based the expected volatility on a weighted average of the historical volatility of the Company’s daily closing share price, the risk-free interest rate on U.S. treasury bonds with a maturity equal to the remaining performance period of the award, and the expected term on the performance period of the award. The assumptions used to value the TSR performance RSUs were an expected volatility of 25.69%, a risk-free interest rate of 3.55%, and an expected life of 3 years. The share price at the grant date, January 1, 2026, was $66.72 per share.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $1.1 million and $858,000 for the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (the “Report”), the audited financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K filed with the SEC on February 17, 2026, and the risk factors in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
New factors may also arise from time to time that could have an adverse effect on our business and results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The foregoing review of factors that could cause our actual results to differ materially from those contemplated in any forward-looking statements included in this Report should not be construed as exhaustive. Readers also should carefully review our financial statements and the notes thereto as well as the risks and uncertainties detailed from time to time in filings with the SEC, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of March 31, 2026, we owned 61 apartment communities containing 12,263 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost was $2.5 billion at March 31, 2026 and December 31, 2025.
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
Overview of the Three Months Ended March 31, 2026
•For the three months ended March 31, 2026, revenue decreased by $2.0 million or 3.0% to $65.1 million, compared to $67.1 million for the three months ended March 31, 2025, primarily due to the sale of 12 apartment communities in the prior year, offset by increased revenue from non-same-store communities.
•Same-store revenues remained consistent year over year, while property operating expenses increased, driving a 1.1% decrease in same-store NOI compared to the same period of the prior year.
•Net loss was $0.77 per diluted share for the three months ended March 31, 2026, compared to net loss of $0.22 per diluted share for the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) per diluted share decreased to $1.12 for the three months ended March 31, 2026, compared to $1.21 for the three months ended March 31, 2025. See the description of Core FFO on pages 25 and 26 and the reconciliation of net loss available to common shareholders to FFO and Core FFO on page 27. This decrease was primarily due to decreased NOI due to dispositions and same-store communities, along with increases in general and administrative expenses and interest expense, offset by increased NOI on non-same-store communities. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.

Results of Operations
GAAP and Non-GAAP Financial Measures
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes and is reconciled to operating income (loss) below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that is unaffected by sales of real estate and other investments, impairment, depreciation, amortization, financing costs, property management expenses, casualty losses net of recoveries, loss on litigation settlement, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
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
For the comparison of the three months ended March 31, 2026 and 2025, 58 apartment communities were same-store and three apartment communities and one apartment community were non-same-store, respectively. Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties.
Reconciliation of Operating Income (Loss) to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income (loss) to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating income (loss)	$(5,393)	$4,746	$(10,139)	(213.6)%
Adjustments:
Property management expenses	2,379	2,433	(54)	(2.2)%
Casualty loss, net of recoveries	(21)	532	(553)	(103.9)%
Depreciation and amortization	26,498	27,654	(1,156)	(4.2)%
Impairment of real estate investments	9,700	—	9,700	N/A
General and administrative expenses	6,332	4,997	1,335	26.7%
Net operating income	$39,495	$40,362	$(867)	(2.1)%
* Not a meaningful percentage.

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three months ended March 31, 2026 and 2025.

	(in thousands, except percentages)
	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenue
Same-store(1)	$58,198	$58,193	$5	—%
Non-same-store(1)	5,958	1,210	4,748	*
Other properties(1)	921	817	104	12.7%
Dispositions(1)	(8)	6,873	(6,881)	*
Total	65,069	67,093	(2,024)	(3.0)%
Property operating expenses, including real estate taxes
Same-store(1)	22,929	22,536	393	1.7%
Non-same-store(1)	2,367	632	1,735	*
Other properties(1)	305	332	(27)	(8.1)%
Dispositions(1)	(27)	3,231	(3,258)	*
Total	25,574	26,731	(1,157)	(4.3)%
Net operating income
Same-store(1)	35,269	35,657	(388)	(1.1)%
Non-same-store(1)	3,591	578	3,013	*
Other properties(1)	616	485	131	27.0%
Dispositions(1)	19	3,642	(3,623)	*
Total	$39,495	$40,362	$(867)	(2.1)%
Property management expenses	(2,379)	(2,433)	(54)	(2.2)%
Casualty loss, net of recoveries	21	(532)	(553)	(103.9)%
Depreciation and amortization	(26,498)	(27,654)	(1,156)	(4.2)%
Impairment of real estate investments	(9,700)	—	9,700	N/A
General and administrative expenses	(6,332)	(4,997)	1,335	26.7%
Interest expense	(10,470)	(9,635)	835	8.7%
Interest and other income	890	708	182	25.7%
NET LOSS	$(14,973)	$(4,181)	$(10,792)	258.1%
Distributions to Series D preferred unitholders	(57)	(160)	103	(64.4)%
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	2,141	643	1,498	233.0%
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(36)	36	(100.0)%
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(12,889)	$(3,734)	$(9,155)	245.2%
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
* Not a meaningful percentage.

	Three Months Ended March 31,
Weighted Average Occupancy(1)	2026	2025
Same-store	95.4%	95.8%
Non-same-store	92.0%	86.4%
Total	95.1%	95.5%
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

Number of Apartment Homes	as of March 31, 2026	as of March 31, 2025
Same-store	11,214	11,213
Non-same-store	1,049	288
Dispositions	—	1,511
Total	12,263	13,012
Same-store analysis.  Revenue from same-store communities remained consistent in the three months ended March 31, 2026, compared to the same period in the prior year. The average monthly revenue per occupied home for the three months ended March 31, 2026 remained consistent with comparable periods while weighted average occupancy decreased 0.4% from 95.8% for the three months ended March 31, 2025 to 95.4% for the three months ended March 31, 2026. Property operating expenses, including real estate taxes, at same-store communities increased by 1.7% or $393,000 in the three months ended March 31, 2026, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $490,000, primarily due to an increase in repairs and maintenance, utilities, and administrative and marketing expenses. Non-controllable expenses at same-store communities decreased by $97,000, due to a decrease in real estate taxes. Same-store NOI decreased by $388,000 to $35.3 million for the three months ended March 31, 2026, compared to $35.7 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $4.7 million in the three months ended March 31, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $1.7 million. NOI at non-same-store communities increased by $3.0 million for the three months ended March 31, 2026, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is due to the addition of two apartment communities, one during the second quarter of the prior year and one during the third quarter of the prior year, offset by a $149,000 decrease in NOI from a community that experienced an increase in expenses resulting from the cancellation of contracts and uninsured loss events.
Other properties analysis. Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $104,000 in the three months ended March 31, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties decreased by $27,000, compared to the same period in the prior year. NOI at other properties increased by $131,000, compared to the same period in the prior year. The increase in revenue and NOI on other properties is primarily due to increased occupancy in the current period.
Dispositions analysis. Revenue from dispositions decreased by $6.9 million in the three months ended March 31, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, decreased by $3.3 million on dispositions, compared to the same period in the prior year. NOI on dispositions decreased $3.6 million, compared to the same period in the prior year. We disposed of five apartment communities during the third quarter of 2025 and seven apartment communities in the fourth quarter 2025.
Property management expenses. Property management expenses, consisting of property management overhead and property management fees paid to third parties, decreased by 2.2% to $2.4 million in the three months ended March 31, 2026. The decrease was primarily due to reduced compensation related costs resulting from a reduction in headcount compared to the same period of the prior year, offset by an increase in fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.

Casualty loss, net of recoveries. Casualty activity was a net recovery of $21,000 in the three months ended March 31, 2026, compared to a net loss of $532,000 in the same period of the prior year. The change is primarily due to claim activity in excess of our deductible along with increases in insurance recoveries and subrogation proceeds compared to the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization decreased by 4.2% to $26.5 million in the three months ended March 31, 2026, compared to $27.7 million in the same period of the prior year, primarily attributable to a decrease of $3.0 million in depreciation from dispositions that occurred in the prior year and a decrease of $861,000 on same-store communities primarily due to amortization of in-place leases in the prior year that did not occur in the current year, offset by an increase of $3.1 million on non-same-store driven by the addition of two apartment communities, one during the second quarter of the prior year and one in the third quarter of the prior year, along with value add and acquisition capital projects and amortization of in-place leases.
General and administrative expenses.  General and administrative expenses increased by $1.3 million to $6.3 million in the three months ended March 31, 2026, compared to $5.0 million in the same period of the prior year. The increase was primarily due to $977,000 in fees related to strategic review and increased compensation costs from higher share-based compensation and other compensation related costs in the three months ended March 31, 2026, compared to the same period of the prior year.
Interest expense.  Interest expense increased by 8.7% to $10.5 million in the three months ended March 31, 2026, compared to $9.6 million in the same period of the prior year, primarily due to a higher outstanding balance on our lines of credit resulting from the acquisitions of two apartment communities, one in the second quarter and one in the third quarter of the prior year, along with higher mortgage interest and amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the third quarter of the prior year.
Interest and other income. Interest and other income increased to $890,000 in the three months ended March 31, 2026, compared to $708,000 in the same period of the prior year. The increase was primarily due to an unrealized gain on investments and interest income from a real estate related note receivable which has a higher principal balance in the current period compared to the same period of the prior year.
Net loss available to common shareholders. Net loss available to common shareholders was $12.9 million for the three months ended March 31, 2026, compared to a net loss of $3.7 million in the three months ended March 31, 2025.
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
Net loss available to common shareholders for the three months ended March 31, 2026, was $12.9 million compared to net loss of $3.7 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended March 31, 2026, decreased to $21.1 million compared to $23.2 million for the comparable period of the prior year, representing a decrease of 8.9%. This FFO decrease was primarily due to decreased NOI from dispositions and same-store communities along with increases in general and administrative expenses and interest expense, offset by increased NOI from non-same-store communities.

Reconciliation of Net Loss Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended March 31,
	2026	2025
Funds from Operations:
Net loss available to common shareholders	$(12,889)	$(3,734)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(2,141)	(643)
Depreciation and amortization	26,498	27,654
Less depreciation – non real estate	(67)	(83)
Less depreciation – partially owned entities	—	(22)
Impairment of real estate investments	9,700	—
FFO applicable to common shares and Units	$21,101	$23,172

Adjustments to Core FFO:
Non-cash casualty (recovery) loss	(193)	282
Interest rate swap amortization	—	175
Amortization of assumed debt	365	417
Legal and other costs related to strategic review	977	—
Other miscellaneous items(1)	(209)	(67)
Core FFO applicable to common shares and Units	$22,041	$23,979

FFO applicable to common shares and Units	$21,101	$23,172
Distributions to Series D preferred unitholders	57	160
FFO applicable to common shares and Units - diluted	$21,158	$23,332

Core FFO applicable to common shares and Units	$22,041	$23,979
Distributions to Series D preferred unitholders	57	160
Core FFO applicable to common shares and Units - diluted	$22,098	$24,139

Per Share Data
Net loss per common share - basic and diluted(2)	$(0.77)	$(0.22)
FFO per share and Unit - diluted	$1.07	$1.17
Core FFO per share and Unit - diluted	$1.12	$1.21

Weighted average shares - basic and diluted for net income (loss)	16,775	16,727
Effect of operating partnership Units for FFO and Core FFO	914	980
Effect of Series D preferred units for FFO and Core FFO	82	228
Effect of Series E preferred units for FFO and Core FFO	1,892	1,906
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	29	35
Weighted average shares and Units for FFO and Core FFO - diluted	19,692	19,876
(1)Consists of (gain) loss on investments.
(2)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income (loss) per share.
Acquisitions and Dispositions
We did not acquire or dispose of real estate during the three months ended March 31, 2026 and 2025.
Distributions Declared
Distributions of $0.77 per common share and Unit were declared during the three months ended March 31, 2026 and 2025. Distributions of $0.9655 per Series D preferred unit were declared during the three months ended March 31, 2026 and 2025. Distributions of $0.96875 per Series E preferred unit were declared during the three months ended March 31, 2026 and 2025.

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
Although we believe that our financial condition and liquidity are sufficient to meet our reasonably anticipated liquidity demands, factors that could increase or decrease our future liquidity include, but are not limited to, changes in interest rates or sources of financing, general volatility in capital and credit markets, changes in minimum REIT distribution requirements, and our ability to access the capital markets on favorable terms, or at all. As a result of the foregoing conditions or general economic conditions in our markets that affect our ability to attract and retain residents, we may not generate sufficient cash flow from operations. If we are unable to obtain capital from other sources, we may not be able to pay the distribution required to maintain our status as a REIT, make required principal and interest payments, make strategic acquisitions or make necessary routine capital improvements or undertake value add renovation opportunities with respect to our existing portfolio of operating assets.
As of March 31, 2026, we had total liquidity of approximately $267.1 million, which included $259.6 million available on the lines of credit based on the value of unencumbered properties and $7.6 million of cash and cash equivalents. As of December 31, 2025, we had total liquidity of approximately $267.9 million, which included $255.1 million available on the lines of credit based on the value of unencumbered properties and $12.8 million of cash and cash equivalents.
Debt
As of March 31, 2026, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $400.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility” or “Facility”). In May 2025, we exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of March 31, 2026, there was $150.0 million outstanding on this line of credit, bearing interest at a rate of 4.88%, and additional borrowing availability was $250.0 million. As of December 31, 2025, there was $154.0 million outstanding, bearing interest at a rate of 5.12%, and additional borrowing availability was $246.0 million. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
The Secured Overnight Financing Rate (“SOFR”) is the benchmark alternative reference rate under the Facility. As amended, the interest rates on the line of credit are based on the consolidated leverage ratio, at our option, on either the lender’s base rate plus a margin, ranging from 20-80 basis points, or the daily or term SOFR, plus a margin that ranges from 120-180 basis points, with the consolidated leverage ratio described under the Third Amended and Restated Credit Agreement, as amended.
We have an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of March 31, 2026 there was $429,000 outstanding balance on this line of credit, bearing interest at a rate of 5.88%, compared to $925,000 outstanding as of December 31, 2025, bearing interest at a rate of 5.91%.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured

Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of March 31, 2026 and December 31, 2025.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates of 7, 10, and 12 years, and a blended, weighted average fixed interest rate of 2.78%. As of March 31, 2026 and December 31, 2025, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding unamortized premiums and discounts and the FMCF, was $398.6 million on 10 apartment communities at March 31, 2026 and $400.1 million on 10 apartment communities at December 31, 2025. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of March 31, 2026 and December 31, 2025, the weighted average interest rate on mortgage debt was 3.88%. Further information, including principal payments due on our mortgage indebtedness and other tabular information, can be found in Note 5 - Debt in the Condensed Consolidated notes.
Our borrowings are subject to customary covenants and limitations. We believe that we were in compliance with all such covenants and limitations as of March 31, 2026.
Equity
We have an at the market offering (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM program during the three months ended March 31, 2026 and 2025. As of March 31, 2026, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program. Further information can be found in Note 4 - Mezzanine Equity and Equity in the Condensed Consolidated notes.

Effective July 31, 2025, the Board of Trustees authorized a new share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $100.0 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. As of March 31, 2026, the Company had $96.5 million remaining authorized for purchase under the Share Repurchase Program.

We had 1.6 million Series E preferred units (noncontrolling interests) outstanding on March 31, 2026 and December 31, 2025. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units had an aggregate liquidation preference of $156.3 million and $157.0 million as of March 31, 2026 and December 31, 2025, respectively. The holders of the Series E preferred units do not have voting rights.

We had 59,400 Series D preferred units outstanding on March 31, 2026 and December 31, 2025. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million at March 31, 2026 and December 31, 2025.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of March 31, 2026, we had cash and cash equivalents of $7.6 million and restricted cash consisting of $2.7 million of security deposits and escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2025, we had cash and cash equivalents of $12.8 million and restricted cash consisting of $2.8 million of security deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
We generated cash flows from operations of $21.4 million, during the three months ended March 31, 2026.
During the three months ended March 31, 2026, we used capital for various activities, including:
•Funding capital improvements for apartment communities of approximately $5.3 million;
•Repaying $4.5 million of principal, net of draws, on our lines of credit;
•Repaying $1.6 million of mortgage principal; and
•Paying distributions on common shares, Series E preferred units, and Units of $15.1 million.
Contractual Obligations and Other Commitments
Contractual obligations and other commitments were disclosed in our Form 10-K for the year ended December 31, 2025. Refer to Note 10 of the Notes to the Condensed Consolidated Financial Statements in this report for additional details. There have been no material changes to our contractual obligations and other commitments since that report was filed.
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
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026, under the section titled “Management’s Discussion and Analysis of Financial

Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the three months ended March 31, 2026.

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
See our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026, under the heading “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for a more complete discussion of the Company’s interest rate sensitivity.

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On February 28, 2026, we issued an aggregate of 5,073 unregistered common shares, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
January 1 - 31, 2026	—	$—	—	$96,545,554
February 1 - 28, 2026	—	—	—	96,545,554
March 1 - 31, 2026	—	—	—	96,545,554
Total	—	$—	—
(1)Includes Units and Series D preferred units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)Effective July 31, 2025, the board authorized a $100.0 million share repurchase program which expires on July 31, 2026.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our trustees or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: May 4, 2026