Form 10-Q
period 2026-06-30
CENTERSPACE
filed 2026-08-03
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2026
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
    The number of common shares of beneficial interest outstanding as of July 27, 2026, was 16,794,151.358.

PART I
Item 1. Financial Statements

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Real estate investments
Property owned	$2,261,220	$2,524,020
Less accumulated depreciation	(605,402)	(660,124)
Total real estate investments	1,655,818	1,863,896
Cash and cash equivalents	8,560	12,833
Restricted cash	1,883	2,818
Other assets	38,993	46,620
Assets held for sale, net	135,111	—
TOTAL ASSETS	$1,840,365	$1,926,167
LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$51,370	$59,247
Revolving lines of credit	176,000	154,925
Notes payable, net	299,608	299,579
Mortgages payable, net	513,975	566,660
Liabilities held for sale, net	1,460	—
TOTAL LIABILITIES	$1,042,413	$1,080,411
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 59 units issued and outstanding at June 30, 2026 and December 31, 2025, aggregate liquidation preference of $5,940 at June 30, 2026)	$5,940	$5,940
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,792 shares issued and outstanding at June 30, 2026 and 16,761 shares issued and outstanding at December 31, 2025)	1,369,753	1,368,834
Accumulated distributions in excess of net income	(689,530)	(649,678)
Total shareholders’ equity	$680,223	$719,156
Noncontrolling interests – Operating Partnership and Series E preferred units	111,789	120,660
TOTAL EQUITY	$792,012	$839,816
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,840,365	$1,926,167
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (unaudited)

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$65,782	$68,549	$130,851	$135,642
EXPENSES
Property operating expenses, excluding real estate taxes	17,625	18,853	35,867	37,921
Real estate taxes	7,022	7,678	14,354	15,341
Property management expense	2,094	2,393	4,473	4,826
Casualty loss, net of recoveries	(206)	399	(227)	931
Depreciation and amortization	25,075	27,097	51,573	54,751
Impairment of real estate investments	—	14,543	9,700	14,543
General and administrative expenses	5,659	4,382	11,991	9,379
TOTAL EXPENSES	$57,269	$75,345	$127,731	$137,692
Gain on sale of real estate and other investments	271	—	271	—
Operating income (loss)	8,784	(6,796)	3,391	(2,050)
Interest expense	(10,623)	(10,724)	(21,093)	(20,359)
Interest and other income	709	735	1,599	1,443
NET LOSS	$(1,130)	$(16,785)	$(16,103)	$(20,966)
Distributions to Series D preferred unitholders	(58)	(160)	(115)	(320)
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	168	2,483	2,309	3,126
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(53)	—	(89)
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,020)	$(14,515)	$(13,909)	$(18,249)

NET LOSS	$(1,130)	$(16,785)	$(16,103)	$(20,966)
Other comprehensive loss
Loss on derivative instrument reclassified into earnings	—	174	—	349
TOTAL COMPREHENSIVE LOSS	$(1,130)	$(16,611)	$(16,103)	$(20,617)
Net comprehensive loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	168	2,508	2,309	3,177
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(53)	—	(89)
COMPREHENSIVE LOSS ATTRIBUTABLE TO CONTROLLING INTERESTS	$(962)	$(14,156)	$(13,794)	$(17,529)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.07)	$(0.87)	$(0.83)	$(1.09)

Weighted average shares - basic and diluted	16,810	16,741	16,792	16,734
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Six Months Ended June 30, 2025	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2024	16,719	$1,367,637	$(615,242)	$(407)	$130,455	$882,443
Net loss attributable to controlling interests and noncontrolling interests			(18,249)		(3,037)	(21,286)
Amortization of swap settlements				349		349
Distributions - common shares and Units ($1.54 per share and Unit)			(25,775)		(1,500)	(27,275)
Distributions - Series E preferred units ($1.93750 per unit)					(3,065)	(3,065)
Share-based compensation, net of forfeitures	18	1,691				1,691
Redemption of Units for common shares	12	535			(535)	—
Redemption of Series E preferred units for common shares	8	338			(338)	—
Equity rebalancing		(223)			223	—
Contribution to noncontrolling interests - consolidated real estate entities		—			1,428	1,428
Shares withheld for taxes		(296)				(296)
Other	—	(306)			(101)	(407)
Balance at June 30, 2025	16,757	$1,369,376	$(659,266)	$(58)	$123,530	$833,582

Six Months Ended June 30, 2026
Balance at December 31, 2025	16,761	$1,368,834	$(649,678)	$—	$120,660	$839,816
Net loss attributable to controlling interests and noncontrolling interests			(13,909)		(2,309)	(16,218)
Distributions - common shares and Units ($1.54 per share and unit)			(25,864)		(1,378)	(27,242)
Distributions - Series E preferred units ($1.93750 per unit)					(3,036)	(3,036)
Share-based compensation, net of forfeitures	25	2,166				2,166
Redemption of Units for common shares	38	1,601			(1,601)	—
Redemption of Series E preferred units for common shares	14	608			(608)	—
Equity rebalancing		(61)			61	—
Shares repurchased	(45)	(2,516)				(2,516)
Shares withheld for taxes		(423)				(423)
Other	(1)	(456)	(79)		—	(535)
Balance at June 30, 2026	16,792	$1,369,753	$(689,530)	$—	$111,789	$792,012
See accompanying Notes to Condensed Consolidated Financial Statements.

	(in thousands, except per share data)
Three Months Ended June 30, 2025	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME (LOSS)	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at March 31, 2025	16,735	$1,368,276	$(631,855)	$(232)	$127,251	$863,440
Net loss attributable to controlling interests and noncontrolling interests			(14,515)		(2,430)	(16,945)
Amortization of swap settlements				174		174
Distributions - common shares and Units ($0.77 per share and unit)			(12,896)		(746)	(13,642)
Distributions - Series E preferred units ($0.96875 per unit)					(1,533)	(1,533)
Share-based compensation, net of forfeitures	10	833				833
Redemption of Units for common shares	5	201			(201)	—
Redemption of Series E preferred units for common shares	8	323			(323)	—
Equity rebalancing		(129)			129	—
Contribution to noncontrolling interests - consolidated real estate entities					1,428	1,428
Shares withheld for taxes		(4)				(4)
Other	(1)	(124)			(45)	(169)
Balance at June 30, 2025	16,757	$1,369,376	$(659,266)	$(58)	$123,530	$833,582

Three Months Ended June 30, 2026
Balance at March 31, 2026	16,803	$1,370,461	$(675,493)	$—	$115,172	$810,140
Net loss attributable to controlling interests and noncontrolling interests			(1,020)		(168)	(1,188)
Distributions - common shares and Units ($0.77 per share and unit)			(12,938)		(680)	(13,618)
Distributions - Series E preferred units ($0.96875 per unit)					(1,515)	(1,515)
Share-based compensation, net of forfeitures	10	1,078				1,078
Redemption of Units for common shares	19	790			(790)	—
Redemption of Series E preferred units for common shares	5	243			(243)	—
Equity rebalancing		(12)			12	—
Shares repurchased	(45)	(2,516)				(2,516)
Other	—	(291)	(79)		1	(369)
Balance at June 30, 2026	16,792	$1,369,753	$(689,530)	$—	$111,789	$792,012
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,103)	$(20,966)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	52,277	55,425
(Gain) loss on sale of real estate and other investments	(271)	—
Share-based compensation expense	2,166	1,691
Impairment of real estate investments	9,700	14,543
Provision for bad debt	637	620
Non-cash casualty loss	939	511
Amortization of debt premiums and discounts	836	817
Other, net	(162)	340
Changes in other assets and liabilities:
Other assets	864	854
Accounts payable and accrued expenses	(6,755)	(3,141)
Net cash provided by operating activities	$44,128	$50,694
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of real estate and other investments	29,526	—
Payments for acquisitions of real estate investments	—	(150,076)
Payments for improvements of real estate investments	(12,951)	(14,771)
Other investing activities	359	379
Net cash provided by (used by) investing activities	$16,934	$(164,468)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(53,837)	(14,002)
Proceeds from revolving lines of credit	107,546	237,907
Principal payments on revolving lines of credit	(86,471)	(69,236)
Repurchase of common shares	(2,516)	—
Redemption of Series D preferred units	—	(5,250)
Distributions paid to common shareholders	(25,830)	(25,322)
Distributions paid to Series D preferred unitholders	(115)	(320)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(4,443)	(4,553)
Payments related to tax withholding for share-based compensation	(423)	—
Other financing activities	(181)	(386)
Net cash provided by (used by) financing activities	$(66,270)	$118,838
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(5,208)	5,064
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,651	13,129
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$10,443	$18,193

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$1,897	$3,148
Operating partnership units converted to common shares	1,601	535
Distributions declared but not paid to common shareholders	13,618	13,642
Series E preferred units converted to common shares	608	338
Retirement of shares withheld for taxes	—	296
Involuntary conversion of assets	(1,420)	(628)
Non-cash interest income	931	842
Unrealized gain on investment	(209)	(48)
Contribution to noncontrolling interests - consolidated real estate entities through issuance of note receivable	—	1,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$19,348	$16,429

	(in thousands)
Balance Sheet Description	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$8,560	$12,833	$12,378
Restricted cash	1,883	2,818	5,815
Total cash, cash equivalents, and restricted cash	$10,443	$15,651	$18,193
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2026
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” the “Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of June 30, 2026, Centerspace owned interests in 60 apartment communities consisting of 12,090 apartment homes.
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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities and net cash provided by (used by) investing activities on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net loss as reported in the Condensed Consolidated Statements of Operations and Comprehensive Loss, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows.

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
As of June 30, 2026 and December 31, 2025, restricted cash consisted of $1.9 million and $2.8 million, respectively, in escrows held by lenders and security deposits. Escrows include funds deposited with a lender for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The escrow funds are under the control of the lender. Disbursements are made after supplying written documentation to the lender.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended June 30, 2026 and 2025, rental income represented approximately 98.4% and 98.2% of total revenues, respectively. For the three months ended June 30, 2026 and 2025, other property revenues represented the remaining 1.6% and 1.8%, respectively, of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time. For the six months ended June 30, 2026 and 2025, rental income represented approximately 98.5% and 98.3% of total revenues, respectively. For the six months ended June 30, 2026 and 2025, other property revenues represented the remaining 1.5% and 1.7% of total revenues, respectively.

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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of June 30, 2026, was as follows:

(in thousands)
2026 (remainder)	$1,432
2027	2,700
2028	2,383
2029	2,078
2030	1,992
Thereafter	5,881
Total scheduled lease income - operating leases(1)	$16,466
(1)Excludes operating leases for assets classified as held for sale as of June 30, 2026.
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
The following table presents the disaggregation of revenue streams for the three and six months ended June 30, 2026 and 2025:

		(in thousands)
		Three Months Ended June 30,		Six Months Ended June 30,
Revenue Stream	Applicable Standard	2026	2025	2026	2025
Fixed lease income - operating leases	Leases	$61,034	$63,104	$121,777	$125,301
Variable lease income - operating leases	Leases	3,685	4,232	7,072	8,063
Other property revenue	Revenue from contracts with customers	1,063	1,213	2,002	2,278
Total revenue		$65,782	$68,549	$130,851	$135,642
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three and six months ended June 30, 2026, the Company recognized a gain of $271,000 on the sale of real estate and other investments. During the three and six months ended June 30, 2025, the Company did not recognize any gain or loss on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflect the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes and average lease term for the commercial spaces in the Company’s mixed use properties. During the three months ended June 30, 2026 and 2025, the Company recognized $61,000 and $95,000, respectively, of amortization expense related to intangibles. During the six months ended June 30, 2026 and 2025, the Company recognized $798,000 and $1.2 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of June 30, 2026, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota; Denver, Colorado; and Boulder / Ft. Collins, Colorado markets.
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
The Company presents the assets and liabilities of any properties held for sale separately in the Condensed Consolidated Balance Sheets. Held for sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell. Both the real estate assets and corresponding liabilities are presented separately in the accompanying Condensed Consolidated Balance Sheets. Upon classifying an asset as held for sale, no further depreciation is recorded. Disposals representing a strategic shift in operations (e.g., a disposal of a major geographic area, a major line of business or a major equity method investment) will be presented as discontinued operations.
The Company had 13 apartment communities with associated commercial space and tax increment financing (“TIF”) note receivable classified as held for sale at June 30, 2026. During the six months ended June 30, 2026, the Company’s Board of Trustees approved a plan to sell a specific list of apartment communities which are expected to close during the third quarter of 2026. The Company determined these apartment communities met the criteria to be classified as held for sale as of June 30, 2026 and did not meet the criteria for discontinued operations. The Company did not have any apartment communities classified as held for sale at December 31, 2025. The table below presents the major components of assets and liabilities for apartment communities held for sale as of June 30, 2026:

(in thousands)
June 30, 2026
Total real estate investments	$130,538
Other assets	4,573
Assets held for sale, net	$135,111

Accounts payable and accrued expenses	$1,460
Liabilities held for sale, net	$1,460

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
During the three months ended June 30, 2026, the Company did not record a loss for impairment on real estate. During the six months ended June 30, 2026, the Company incurred a loss of $9.7 million for the impairment of one apartment community in Denver, Colorado. During the three and six months ended June 30, 2025, the Company incurred a loss of $14.5 million for the impairment of five apartment communities in connection with classifying the communities as held for sale.

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
REAL ESTATE RELATED NOTES RECEIVABLE
In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company has a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of June 30, 2026 and December 31, 2025, the principal balance was $3.9 million, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 6.0% and matures September 30, 2041.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company has a TIF note receivable with an initial principal balance of $6.6 million. As of June 30, 2026, the principal balance was $4.6 million, which appears within assets held for sale, net, in the Condensed Consolidated Balance Sheets at fair value. As of December 31, 2025 the principal balance was $4.9 million and appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 4.5% with payments due in February and August of each year. The note matures February 1, 2039, and may be prepaid in whole or in part at any time. The note met the criteria to be classified as assets held for sale as of June 30, 2026.
In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum, which accrues and is added to the principal balance and is payable at maturity. As of June 30, 2026 and December 31, 2025, the Company had funded $15.1 million of the mezzanine loan. As of June 30, 2026 and December 31, 2025, the principal balance was $18.9 million and $18.0 million, respectively. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss within the property operating expenses, excluding real estate taxes line item. During the three months ended June 30, 2026 and 2025, total advertising expense was $762,000 and $676,000, respectively. During the six months ended June 30, 2026 and 2025, total advertising expense was $1.4 million and $1.3 million, respectively.
INVOLUNTARY CONVERSION OF ASSETS
During the three months ended June 30, 2026, Centerspace recorded approximately $300,000 in net casualty recoveries due to the completion of previous claims, offset by $95,000 in casualty loss estimates. During the six months ended June 30, 2026, the Company recorded $1.0 million in casualty loss estimates resulting from two new loss events and updated loss estimates on previously reported events along with $729,000 in insurance receivables, reported within other assets on the Condensed Consolidated Balance Sheets, casualty recoveries due to the completion of previous claims, and receipt of insurance proceeds totaling $459,000 which was in excess of previously recorded receivables. Any business interruption insurance and subrogation proceeds will be recognized when received in accordance with ASC 610-30.
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

SEVERANCE
During the three and six months ended June 30, 2026, in connection with the disposition of an apartment community in June and the planned dispositions of 13 apartment communities which are classified as held for sale as of June 30, 2026, the Company incurred total severance costs of $880,000 for severance, benefits, and related costs. These expenses are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Certain of the Company’s time-based RSUs receive nonforfeitable dividend equivalents prior to vesting that are similar to the common shares. These unvested RSUs are participating securities. We include the effect of participating securities in the basic and diluted net income (loss) per share using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.
The Company calculates diluted net income (loss) per share using the treasury stock method for nonparticipating RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Units, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income (loss).
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
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income (loss) per share reported in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUMERATOR
Net loss attributable to controlling interests	$(1,020)	$(14,515)	$(13,909)	$(18,249)
Distributions allocated to participating securities	(80)	—	(80)	—
Numerator for basic and diluted loss per share – net loss available to common shareholders(1)	$(1,100)	$(14,515)	$(13,989)	$(18,249)

DENOMINATOR
Denominator for basic and diluted loss per share weighted average shares	16,810	16,741	16,792	16,734

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.07)	$(0.87)	$(0.83)	$(1.09)
(1)For the three and six months ended June 30, 2026 and 2025, distributions to Series D preferred unitholders and the impact of Units and Series E preferred units were excluded from the calculation of net loss per common share - diluted as they were anti-dilutive.
For the three months ended June 30, 2026, weighted average operating partnership units of 895,000, Series D preferred units of 82,000, as converted, Series E preferred units of 1.9 million, as converted, non-participating time-based RSUs and options of 7,000, participating RSUs of 22,000, and performance-based RSUs of 17,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the three months ended June 30, 2025, weighted average operating partnership units of 971,000, Series D preferred units of 228,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs and options of 25,000, and performance-based RSUs of 43,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the six months ended June 30, 2026, weighted average operating partnership units of 905,000, Series D preferred units of 82,000, as converted, Series E preferred units of 1.9 million, as converted, non-participating time-based RSUs and options of 11,000, participating RSUs of 18,000, and performance-based RSUs of 15,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
For the six months ended June 30, 2025, weighted average operating partnership units of 975,000, Series D preferred units of 228,000, as converted, Series E preferred units of 1.9 million, as converted, time-based RSUs and options of 25,000, and performance-based RSUs of 43,000 were excluded from the calculation of diluted net income (loss) per share because they were anti-dilutive as including these items would have improved net loss per share.
NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 59,400 at June 30, 2026 and December 31, 2025. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million at June 30, 2026 and December 31, 2025. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights and do not participate in income or loss. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income (loss) attributable to controlling interests and noncontrolling interests.
Operating Partnership Units. The Operating Partnership had 882,000 and 920,000 outstanding Units at June 30, 2026 and December 31, 2025, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and six months ended June 30, 2026 and 2025 as detailed in the table below.

	(in thousands)
Three Months Ended June 30,	Number of Units	Total Book Value
2026	19	$790
2025	5	$201

Six Months Ended June 30,
2026	38	$1,601
2025	12	$535
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.6 million Series E preferred units outstanding as of June 30, 2026 and December 31, 2025. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units receive an allocation of net income (loss) based upon their participation in earnings or loss of the Company. The Series E preferred units had an aggregate liquidation preference of $155.9 million and $157.0 million as of June 30, 2026 and December 31, 2025, respectively. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the three and six months ended June 30, 2026 and 2025 as detailed below.

	(in thousands)
Three Months Ended June 30,	Number of Series E Preferred Units Redeemed	Number of Common Shares Issued	Total Value
2026	5	5	$243
2025	6	8	$323

Six Months Ended June 30,
2026	12	14	$608
2025	6	8	$338
Common Shares and Equity Awards. Common shares outstanding as of June 30, 2026 and December 31, 2025, totaled 16.8 million. During the three and six months ended June 30, 2026, Centerspace issued 9,545 and 24,667 common shares, respectively, with a total grant-date fair value of $609,000 and $1.8 million, respectively, as share-based compensation for employees and trustees under its 2015 and 2025 Incentive Plans (as defined below). During the three and six months ended June 30, 2025, Centerspace issued 9,835 and 17,653 common shares, respectively, with a total grant-date fair value of $677,000 and $1.5 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.
Equity Distribution Agreement. Centerspace has entered into an equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program.

Share Repurchase Program. Effective July 31, 2025, the Board of Trustees authorized a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of an aggregate of $100.0 million for the Company’s outstanding common shares. Under the Share Repurchase Program, the Company is authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased under this program during the three and six months ended June 30, 2026. There were no shares repurchased during the three and six months ended June 30, 2025. As of June 30, 2026, the Company had $94.0 million remaining authorized for purchase under the Share Repurchase Program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2026	45	$2,516	$55.54

Six Months Ended June 30,
2026	45	$2,516	$55.54
(1)Amount includes commissions.

NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at June 30, 2026 and December 31, 2025.

	(in thousands)
	June 30, 2026		December 31, 2025
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at June 30, 2026
Lines of credit (1)	$176,000	4.87%	$154,925	5.12%	2.07
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	4.13
Unsecured debt	476,000		454,925		3.37
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	5.06
Mortgages payable - other (3)(4)	346,297	3.94%	400,134	3.88%	12.10
Secured debt	545,147		598,984		9.53
Subtotal	1,021,147	3.63%	1,053,909	3.64%	6.66
Deferred financing costs, premiums, and discounts on mortgages payable, net	(31,172)		(32,324)
Deferred financing costs on notes payable, net	(392)		(421)
Total debt	$989,583		$1,021,164
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive loss into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 9 at June 30, 2026 and 10 at December 31, 2025.
(4)Interest rate is fixed.
As of June 30, 2026, 44 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of June 30, 2026, the Company had additional borrowing availability of $224.0 million beyond the $176.0 million drawn under the Facility, bearing interest at a rate of 4.87%. As of December 31, 2025, the Company had additional borrowing availability of $246.0 million beyond the $154.0 million drawn under the Facility, bearing interest at a rate of 5.12%. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
Centerspace has an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2026 the interest rate on this line of credit was 5.87% and no outstanding balance, compared to $925,000 outstanding as of December 31, 2025, bearing interest at a rate of 5.91%.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”) under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of June 30, 2026 and December 31, 2025.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates between September 2028 and September 2033, and a blended, weighted average fixed interest rate of 2.78%. As of June 30, 2026 and December 31, 2025, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of June 30, 2026, Centerspace owned 9 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. The Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans as of June 30, 2026. As of June 30, 2026 and December 31, 2025, the mortgage loans had a balance of $346.3 million and $400.1 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.
The aggregate amount of required future principal payments on outstanding debt as of June 30, 2026, was as follows:

(in thousands)
2026 (remainder)	$2,670
2027	49,679
2028	290,224
2029	97,237
2030	89,159
Thereafter	492,178
Total payments	1,021,147
Deferred financing costs, premiums, and discounts on mortgages payable, net	(31,172)
Deferred financing costs on notes payable, net	(392)
Total	$989,583
The Company’s borrowings are subject to customary covenants and limitations. The Company believes that it was in compliance with all such covenants and limitations as of June 30, 2026.
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss were reclassified to interest expense in the periods in which interest payments were incurred on variable rate debt. As of June 30, 2026 and December 31, 2025 the Company had no remaining interest rate swaps and all amounts in accumulated other comprehensive loss were fully amortized during the prior year.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss as of June 30, 2026 and 2025.

	(in thousands)
	Gain Recognized in OCI		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended June 30,	2026	2025		2026	2025
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$—	$(174)

Six months ended June 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$—	$(349)
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
Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets
Real estate related notes receivable	Other assets	$22,610	$—	$—	$22,610
Real estate related notes receivable	Assets held for sale, net	4,504	—	—	4,504

December 31, 2025
Assets
Real estate related notes receivable	Other assets	$26,394	$—	$—	$26,394
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

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Six months ended June 30, 2026
Real estate related notes receivable	$27,114	$18	$1,154	$1,172
Six months ended June 30, 2025
Real estate related notes receivable	$27,238	$18	$1,092	$1,110
As of June 30, 2026 and December 31, 2025, Centerspace had investments totaling $3.7 million and $3.5 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of June 30, 2026, the Company had unfunded commitments of $598,000.

The portion of unrealized gains and losses for the three and six months ended June 30, 2026 and 2025 related to equity securities still held at the reporting date is shown in the table below.

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gains and losses on equity securities still held at the reporting date	$—	$(19)	$209	$48
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets measured at fair value on a nonrecurring basis at June 30, 2026. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2025 consisted of real estate investments that were written down to estimated fair value in connection with the impairment recorded on one apartment community during the year ended December 31, 2025. This asset was further impaired during the three months ended March 31, 2026 and sold during the three months ended June 30, 2026.

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
The estimated fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025, respectively, are as follows:

		(in thousands)
		June 30, 2026		December 31, 2025
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents (Level 1)	Cash and cash equivalents	$8,560	$8,560	$12,833	$12,833
Restricted cash (Level 1)	Restricted cash	$1,883	$1,883	$2,818	$2,818
FINANCIAL LIABILITIES
Revolving lines of credit (Level 3)	Revolving lines of credit	$176,000	$176,000	$154,925	$154,925
Unsecured senior notes (Level 3)(1)	Notes payable	$300,000	$268,642	$300,000	$267,420
Mortgages payable - Fannie Mae credit facility (Level 3)	Mortgages payable	$198,850	$175,757	$198,850	$175,996
Mortgages payable - other (Level 3)(1)	Mortgages payable	$346,297	$304,983	$400,134	$358,627
(1)Excludes deferred financing costs, debt premiums, and discounts.

NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three and six months ended June 30, 2026. Centerspace acquired $149.0 million of new real estate during the three and six months ended June 30, 2025 as detailed below.

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
DISPOSITIONS
During the three and six months ended June 30, 2026, Centerspace disposed of one apartment community and associated commercial space in one transaction for a sales price of $30.0 million. Centerspace did not dispose of any real estate during the three and six months ended June 30, 2025.

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain/(Loss)
176 homes - Civic Lofts - Denver, CO	June 29, 2026	$30,000	$29,729	$271
Total Dispositions		$30,000	$29,729	$271

NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information.
During the three months ended June 30, 2026, the Company reevaluated its reportable segments under ASC 280, Segment Reporting, including the aggregation of operating segments. As a result of planned dispositions, including Held for Sale properties, and the impact of those dispositions, the Company changed the presentation of certain operating results within its segment disclosures. The Company continues to have one reportable segment, Multifamily. Activities that do not meet the criteria for inclusion in the Multifamily segment are presented in All Other or Unallocated, as applicable. The Company determined that this revised presentation is consistent with the manner in which the chief operating decision-makers (“CODM”) evaluates the business. In accordance with ASC 280, prior-period segment information presented herein has been recast to conform to the current-period presentation. The recast had no impact on the Company’s Condensed Consolidated Financial Statements.
The chief executive officer and chief financial officer are the CODMs. The CODMs evaluate each property’s operating results, using net operating income (“NOI”) to make decisions about resources to be allocated and to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation, amortization, financing costs, including interest and other income, losses on extinguishment of debt, and interest expense, property management expenses, loss on litigation settlement, casualty losses net of recoveries, and general and administrative expense.
The apartment communities have similar long-term economic characteristics and similar operating characteristics, such as type and length of lease, services offered to residents, and property management practices. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment, Multifamily. “All other” is composed of non-multifamily properties and non-multifamily components of mixed-use properties, which did not meet the aggregation criteria. For the three and six months ended June 30, 2026, the Company disposed of one apartment community and associated commercial space which is included in “Unallocated”. During the year ended December 31, 2025, the Company disposed of 12 communities which are included in “Unallocated,” as they no longer contribute to segment revenues or operating expenses.

For the three and six months ended June 30, 2026, 13 apartment communities designated as held for sale were included in “Multifamily” with any related commercial space included in “All Other”.
The following tables present NOI for the three and six months ended June 30, 2026 and 2025, respectively, along with reconciliations to net income (loss) as reported in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended June 30, 2026	Multifamily	All Other	Unallocated(3)	Total
Revenue	$64,208	$917	$657	$65,782
Property operating expenses
On-site compensation(1)	6,558	—	107	6,665
Repairs and maintenance(2)	3,264	51	74	3,389
Utilities	3,403	36	74	3,513
Administrative and marketing	1,614	—	41	1,655
Insurance	2,364	19	20	2,403
Real estate taxes	6,777	189	56	7,022
Net operating income	$40,228	$622	$285	$41,135
Property management expense				(2,094)
Casualty loss, net of recoveries				206
Depreciation and amortization				(25,075)
General and administrative expenses				(5,659)
Gain on sale of real estate and other investments				271
Interest expense				(10,623)
Interest and other income				709
Net loss				$(1,130)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.

	(in thousands)
Three Months Ended June 30, 2025	Multifamily	All Other	Unallocated(3)	Total
Revenue	$59,840	$779	$7,930	$68,549
Property operating expenses
On-site compensation(1)	6,106	—	984	7,090
Repairs and maintenance(2)	3,257	47	611	3,915
Utilities	3,095	35	634	3,764
Administrative and marketing	1,499	2	295	1,796
Insurance	1,942	22	324	2,288
Real estate taxes	6,707	131	840	7,678
Net operating income	$37,234	$542	$4,242	$42,018
Property management expense				(2,393)
Casualty loss, net of recoveries				(399)
Depreciation and amortization				(27,097)
Impairment of real estate investments				(14,543)
General and administrative expenses				(4,382)
Interest expense				(10,724)
Interest and other income				735
Net loss				$(16,785)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.

	(in thousands)
Six Months Ended June 30, 2026	Multifamily	All Other	Unallocated(3)	Total
Revenue	$127,563	$1,828	$1,460	$130,851
Property operating expenses
On-site compensation(1)	12,878	—	201	13,079
Repairs and maintenance(2)	6,202	98	114	6,414
Utilities	7,775	73	167	8,015
Administrative and marketing	3,406	1	86	3,493
Insurance	4,794	34	38	4,866
Real estate taxes	13,849	390	115	14,354
Net operating income	$78,659	$1,232	$739	$80,630
Property management expense				(4,473)
Casualty loss, net of recoveries				227
Depreciation and amortization				(51,573)
Impairment of real estate investments				(9,700)
General and administrative expenses				(11,991)
Gain on sale of real estate and other investments				271
Interest expense				(21,093)
Interest and other income				1,599
Net loss				$(16,103)
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.

	(in thousands)
Six Months Ended June 30, 2025	Multifamily	All Other	Unallocated(3)	Total
Revenue	$118,287	$1,580	$15,775	$135,642
Property operating expenses
On-site compensation(1)	11,999	—	1,961	13,960
Repairs and maintenance(2)	5,921	93	1,090	7,104
Utilities	7,134	80	1,407	8,621
Administrative and marketing	2,806	4	546	3,356
Insurance	4,102	42	736	4,880
Real estate taxes	13,340	345	1,656	15,341
Net operating income	$72,985	$1,016	$8,379	$82,380
Property management expense				(4,826)
Casualty loss, net of recoveries				(931)
Depreciation and amortization				(54,751)
Impairment of real estate investments				(14,543)
General and administrative expenses				(9,379)
Interest expense				(20,359)
Interest and other income				1,443
Net loss				$(20,966)

(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of June 30, 2026, and December 31, 2025, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of June 30, 2026	Multifamily(1)	All Other	Unallocated	Total
Segment assets
Property owned	$2,247,923	$13,297	$—	$2,261,220
Less accumulated depreciation	(601,630)	(3,772)	—	(605,402)
Total real estate investments	$1,646,293	$9,525	$—	$1,655,818
Cash and cash equivalents				8,560
Restricted cash				1,883
Other assets				38,993
Assets held for sale, net(2)				135,111
Total Assets				$1,840,365
(1)During the three months ended June 30, 2026, 13 apartment communities were classified as held for sale. As described in Note 2, we present certain assets and liabilities of apartment communities classified as held for sale separately in the Condensed Consolidated Balance Sheets. Therefore, the held for sale assets are not included in the segment assets as of June 30, 2026. The assets for these apartment communities remain in Multifamily segment assets as of December 31, 2025. Refer to Note 2 for the balance sheet of held for sale communities.
(2)Includes the assets for the 13 apartment communities designated as held for sale as of June 30, 2026.

	(in thousands)
As of December 31, 2025	Multifamily(1)	All Other	Unallocated(1)	Total
Segment assets
Property owned	$2,459,103	$16,280	$48,637	$2,524,020
Less accumulated depreciation	(646,259)	(4,709)	(9,156)	(660,124)
Total real estate investments	$1,812,844	$11,571	$39,481	$1,863,896
Cash and cash equivalents				12,833
Restricted cash				2,818
Other assets				46,620
Total Assets				$1,926,167
(1)Includes the segment assets for the 13 apartment communities designated as held for sale as of June 30, 2026. Apartment communities sold during the six months ended June 30, 2026 were recast to Unallocated as they are no longer segment assets.
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
Unfunded Commitments. As of June 30, 2026, Centerspace had unfunded commitments of $598,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2025 Incentive Plan approved by shareholders on May 14, 2025 (the “2025 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 650,000 shares over the ten-

year period in which the plan is in effect. Under the 2025 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Generally, time-based RSUs include the right to receive dividend equivalents either upon vesting or as distributions are declared on common shares. Through June 30, 2026, awards under the 2025 Incentive Plan consisted of RSUs. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Prior to the approval of the 2025 Incentive Plan, share based awards were provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allowed for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan was in effect. Through June 30, 2026, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options.
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
Awards granted to trustees on May 13, 2026, under the 2025 Incentive Plan, consist of 7,472 time-based RSUs, which vest on May 13, 2027. These awards are classified as equity awards.
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $1.1 million and $833,000 for the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $1.7 million for the six months ended June 30, 2026 and 2025.
NOTE 12 • SUBSEQUENT EVENTS
On July 9, 2026, Centerspace completed the disposition of five apartment communities, consisting of 474 homes, located in Rapid City, South Dakota, for an aggregate sale price of $66.0 million.
On July 14, 2026, Centerspace completed the disposition of two apartment communities, consisting of 312 homes, located in Minneapolis, Minnesota, with associated commercial space and TIF note receivable for an aggregate sale price of $73.8 million.
The Company expects to use the proceeds from these dispositions to paydown its line of credit and for general working capital purposes.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Report”), the audited financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K filed with the SEC on February 17, 2026, and the risk factors in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•the ability of the Company to complete its proposed dispositions on a timely basis, or at all;
•risks that the Company’s recently completed or proposed dispositions disrupt current plans and operations;
•the anticipated costs related to the Company’s recently completed and proposed dispositions;
•the ability of the Company to realize the anticipated benefits of its recently completed and proposed dispositions and the intended use of proceeds therefrom, as well as the Company’s strategic review;
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
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of June 30, 2026, we owned 60 apartment communities containing 12,090 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost and excluding assets held for sale, was $2.3 billion at June 30, 2026 and $2.5 billion at December 31, 2025.
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
Overview of the Three Months Ended June 30, 2026
•Disposed of an apartment community consisting of 176 homes in Denver, Colorado for an aggregate sales price of $30.0 million.
•For the three months ended June 30, 2026, revenue decreased by $2.8 million or 4.0% to $65.8 million, compared to $68.5 million for the three months ended June 30, 2025, primarily due to the sale of 12 apartment communities in the prior year, offset by increased revenue from non-same-store communities.
•Same-store revenues and expenses remained relatively unchanged with a 0.3% increase in same-store NOI compared to the same period of the prior year.
•Net loss was $0.07 per diluted share for the three months ended June 30, 2026, compared to net loss of $0.87 per diluted share for the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) per diluted share decreased to $1.27 for the three months ended June 30, 2026, compared to $1.28 for the three months ended June 30, 2025. See the description of Core FFO on page 32 and the reconciliation of net loss available to common shareholders to FFO and Core FFO on page 33. This decrease was primarily due to decreased NOI as a result of dispositions, along with increases in general and administrative expenses, offset by increased NOI on non-same-store communities. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
•Repurchased 45,310 common shares for an average of $55.54 per share.

Results of Operations
GAAP and Non-GAAP Financial Measures
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes and is reconciled to operating income (loss) below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation and amortization, financing costs, including interest and other income, losses on extinguishment of debt, and interest expense, property management expenses, casualty losses net of recoveries, loss on litigation settlement, and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
We have provided certain information on a same-store and non-same-store basis. Same-store apartment communities are owned or stabilized for substantially all of the periods being compared and, in the case of newly-acquired or constructed communities, have achieved a target level of physical occupancy of 90%, or repositioned communities when they have achieved stabilized operations. We define re-positioned communities as having significant development and construction activity on existing buildings pursuant to an authorized plan, which has an impact on current operating results, occupancy and the ability to lease space with the intended result of improved community cash flow and competitive position through extensive unit and amenity upgrades. We categorize a re-positioned community as same-store when the development and construction activity has been completed, and operations have stabilized. This is typically reaching an overall occupancy of 90%. Not all communities undergoing value add are considered a re-positioned community. Non-same-store communities are communities not owned or stabilized as of the beginning of the previous year, including re-positioned communities, excluding the non-multifamily components of mixed-use properties.
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
For the comparison of the six months ended June 30, 2026 and 2025, 44 apartment communities were same-store and three apartment communities and two apartment community were non-same-store, respectively. Communities designated as held for sale are included in “Non-same-store and held for sale.” For the six months ended June 30, 2026, 13 apartment communities were designated as held for sale and included in “Non-same-store and held for sale.” Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the three and six months ended June 30, 2026, we disposed of one apartment community consisting of 176 apartment homes. During the year ended December 31, 2025, we disposed of 12 apartment communities consisting of 1,511 apartment homes.

Reconciliation of Operating Income (Loss) to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income (loss) to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating income (loss)	$8,784	$(6,796)	$15,580	(229.3)%	$3,391	$(2,050)	$5,441	(265.4)%
Adjustments:
Property management expenses	2,094	2,393	(299)	(12.5)%	4,473	4,826	(353)	(7.3)%
Casualty loss, net of recoveries	(206)	399	(605)	(151.6)%	(227)	931	(1,158)	(124.4)%
Depreciation and amortization	25,075	27,097	(2,022)	(7.5)%	51,573	54,751	(3,178)	(5.8)%
Impairment of real estate investments	—	14,543	(14,543)	(100.0)%	9,700	14,543	(4,843)	(33.3)%
General and administrative expenses	5,659	4,382	1,277	29.1%	11,991	9,379	2,612	27.8%
Gain on sale of real estate and other investments	(271)	—	(271)	N/A	(271)	—	(271)	N/A
Net operating income	$41,135	$42,018	$(883)	(2.1)%	$80,630	$82,380	$(1,750)	(2.1)%
The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three and six months ended June 30, 2026 and 2025.

	(in thousands, except percentages)
	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Same-store(1)	$49,996	$49,931	$65	0.1%	$99,426	$99,464	$(38)	—%
Non-same-store and held for sale(1)	14,212	9,909	4,303	*	28,137	18,823	9,314	*
Other properties(1)	917	779	138	17.7%	1,828	1,580	248	15.7%
Dispositions(1)	657	7,930	(7,273)	*	1,460	15,775	(14,315)	*
Total	65,782	68,549	(2,767)	(4.0)%	130,851	135,642	(4,791)	(3.5)%
Property operating expenses, including real estate taxes
Same-store(1)	18,790	18,809	(19)	(0.1)%	38,437	37,685	752	2.0%
Non-same-store and held for sale(1)	5,190	3,797	1,393	*	10,467	7,617	2,850	*
Other properties(1)	295	237	58	24.5%	596	564	32	5.7%
Dispositions(1)	372	3,688	(3,316)	*	721	7,396	(6,675)	*
Total	24,647	26,531	(1,884)	(7.1)%	50,221	53,262	(3,041)	(5.7)%
Net operating income
Same-store(1)	31,206	31,122	84	0.3%	60,989	61,779	(790)	(1.3)%
Non-same-store and held for sale(1)	9,022	6,112	2,910	*	17,670	11,206	6,464	*
Other properties(1)	622	542	80	14.8%	1,232	1,016	216	21.3%
Dispositions(1)	285	4,242	(3,957)	*	739	8,379	(7,640)	*
Total	$41,135	$42,018	$(883)	(2.1)%	$80,630	$82,380	$(1,750)	(2.1)%
Property management expenses	(2,094)	(2,393)	(299)	(12.5)%	(4,473)	(4,826)	(353)	(7.3)%
Casualty loss, net of recoveries	206	(399)	(605)	(151.6)%	227	(931)	(1,158)	(124.4)%
Depreciation and amortization	(25,075)	(27,097)	(2,022)	(7.5)%	(51,573)	(54,751)	(3,178)	(5.8)%
Impairment of real estate investments	—	(14,543)	(14,543)	(100.0)%	(9,700)	(14,543)	(4,843)	(33.3)%
General and administrative expenses	(5,659)	(4,382)	1,277	29.1%	(11,991)	(9,379)	2,612	27.8%
Gain on sale of real estate and other investments	271	—	271	N/A	271	—	271	N/A
Interest expense	(10,623)	(10,724)	(101)	(0.9)%	(21,093)	(20,359)	734	3.6%
Interest and other income	709	735	(26)	(3.5)%	1,599	1,443	156	10.8%
NET LOSS	$(1,130)	$(16,785)	$15,655	(93.3)%	$(16,103)	$(20,966)	$4,863	(23.2)%
Distributions to Series D preferred unitholders	(58)	(160)	102	(63.8)%	(115)	(320)	205	(64.1)%
Net loss attributable to noncontrolling interests – Operating Partnership and Series E preferred units	168	2,483	(2,315)	(93.2)%	2,309	3,126	(817)	(26.1)%
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(53)	53	(100.0)%	—	(89)	89	(100.0)%
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(1,020)	$(14,515)	$13,495	(93.0)%	$(13,909)	$(18,249)	$4,340	(23.8)%
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
* Not a meaningful percentage.

	Three Months Ended June 30,		Six Months Ended June 30,
Weighted Average Occupancy(1)	2026	2025	2026	2025
Same-store	96.0%	95.9%	95.7%	95.9%
Non-same-store and held for sale	95.9%	94.0%	95.0%	94.0%
Total	96.0%	95.6%	95.6%	95.6%
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

Number of Apartment Homes	as of June 30, 2026	as of June 30, 2025
Same-store	9,407	9,406
Non-same-store	1,049	629
Held for sale(1)	1,634	1,631
Dispositions	—	1,687
Total	12,090	13,353
(1)Number of apartment homes related to properties classified as held for sale as of June 30, 2026.
Same-store analysis.  Revenue from same-store communities remained consistent in the three months ended June 30, 2026, compared to the same period in the prior year. The average monthly revenue per occupied home for the three months ended June 30, 2026 remained consistent with comparable periods while weighted average occupancy increased 0.1% from 95.9% for the three months ended June 30, 2025 to 96.0% for the three months ended June 30, 2026. Property operating expenses, including real estate taxes, at same-store communities decreased by 0.1% or $19,000 in the three months ended June 30, 2026, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $23,000, primarily due to an increase in utilities, on-site compensation, and administrative and marketing expenses, offset by a decrease in repairs and maintenance. Non-controllable expenses at same-store communities decreased by $42,000, due to a decrease in real estate taxes, offset by an increase in insurance-related losses. Same-store NOI increased by $84,000 to $31.2 million for the three months ended June 30, 2026, compared to $31.1 million in the same period of the prior year.
Revenue from same-store communities remained consistent in the six months ended June 30, 2026, compared to the same period in the prior year. The average monthly revenue per occupied home for the six months ended June 30, 2026 remained consistent with comparable periods while weighted average occupancy decreased from 95.9% for the six months ended June 30, 2025 to 95.7% for six months ended June 30, 2026. Property operating expenses, including real estate taxes, at same-store communities increased by 2.0% or $752,000 in the six months ended June 30, 2026, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $665,000, primarily due to an increase in administrative and marketing costs, utilities, and repairs and maintenance. Non-controllable expenses at same-store communities increased by $87,000, due to insurance-related losses and offset by real estate taxes. Same-store NOI decreased by $790,000 to $61.0 million for the six months ended June 30, 2026, compared to $61.8 million in the same period of the prior year.
Non-same-store and held for sale analysis. Revenue from non-same-store and held for sale communities increased by $4.3 million in the three months ended June 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store and held for sale communities increased by $1.4 million. NOI at non-same-store and held for sale communities increased by $2.9 million for the three months ended June 30, 2026, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store and held for sale communities is primarily due to the addition of two apartment communities, one during the second quarter of the prior year and one during the third quarter of the prior year.
Revenue from non-same-store and held for sale communities increased by $9.3 million in the six months ended June 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store and held for sale communities increased by $2.9 million for the six months ended June 30, 2026, compared to the same period in the prior year. NOI at non-same-store and held for sale communities increased by $6.5 million for the six months ended June 30, 2026, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-

same-store and held for sale communities is primarily due to the addition of two apartment communities, one during the second quarter of the prior year and one during the third quarter of the prior year.
Other properties analysis. Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $138,000 in the three months ended June 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $58,000, compared to the same period in the prior year. NOI at other properties increased by $80,000, compared to the same period in the prior year. The increase in revenue and NOI on other properties is primarily due to increased occupancy in the current period.
Revenue from other properties increased by $248,000 in the six months ended June 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties increased by $32,000, compared to the same period in the prior year. NOI at other properties increased by $216,000, compared to the same period in the prior year. The increase in revenue and NOI on other properties is primarily due to increased occupancy in the current period.
Dispositions analysis. Revenue from dispositions decreased by $7.3 million in the three months ended June 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, decreased by $3.3 million on dispositions, compared to the same period in the prior year. NOI on dispositions decreased $4.0 million, compared to the same period in the prior year. We disposed of five apartment communities during the third quarter of 2025 and seven apartment communities in the fourth quarter 2025 compared to one apartment community in the second quarter of 2026.
Revenue from dispositions decreased by $14.3 million in the six months ended June 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, decreased by $6.7 million on dispositions, compared to the same period in the prior year. NOI on dispositions decreased by $7.6 million, compared to the same period in the prior year. We disposed of five apartment communities during the third quarter of 2025 and seven apartment communities in the fourth quarter 2025 compared to one apartment community in the second quarter of 2026.
Property management expenses. Property management expenses, consisting of property management overhead and property management fees paid to third parties, decreased by 12.5% to $2.1 million in the three months ended June 30, 2026. The decrease was primarily due to reduced compensation related costs and administrative costs resulting from a reduction in headcount and number of communities compared to the same period of the prior year.
Property management expenses, consisting of property management overhead and property management fees paid to third parties, decreased by $353,000 to $4.5 million in the six months ended June 30, 2026, compared to $4.8 million in the same period of the prior year. The decrease was primarily due to reduced compensation related costs resulting from a reduction in headcount compared to the same period of the prior year, offset by an increase in fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.
Casualty loss, net of recoveries. Casualty activity was a net recovery of $206,000 in the three months ended June 30, 2026, compared to a net casualty loss of $399,000 in the same period of the prior year. The change is primarily due to fewer large loss claims, along with increases in insurance recoveries and subrogation proceeds compared to the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Casualty activity was a net recovery of $227,000 in the six months ended June 30, 2026, compared to a net casualty loss of $931,000 in the same period of the prior year. The change is primarily due to fewer large losses in the current period, settlement of multi-year claims in excess of our deductible along with subrogation proceeds compared to the same period of the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization decreased by 7.5% to $25.1 million in the three months ended June 30, 2026, compared to $27.1 million in the same period of the prior year, primarily attributable to a decrease of $3.3 million in depreciation from dispositions that occurred in the prior year and a decrease of $455,000 on communities classified as held for sale during the current period, offset by an increase of $1.2 million on non-same-store driven by the addition of two apartment communities, one during the second quarter of the prior year and one in the third quarter of the prior year, along with value add and acquisition capital projects.
Depreciation and amortization decreased by $3.2 million to $51.6 million in the six months ended June 30, 2026, compared to $54.8 million in the same period of the prior year, primarily attributable to a decrease of $6.3 million in depreciation from dispositions that occurred in the prior year, a decrease of $1.0 million on same-store communities primarily due to amortization of in-place leases in the prior year that did not occur in the current year, and $410,000 from communities classified as held for sale during the current period, offset by an increase of $4.3 million on non-same-store driven by the addition of two apartment communities, one during the second quarter of the prior year and one in the third quarter of the prior year, along with value add and acquisition capital projects and amortization of in-place leases.

Impairment of real estate investments. There was no impairment of real estate investments in the three months ended June 30, 2026, compared to $14.5 million in the three months ended June 30, 2025. Impairment during the three months ended June 30, 2025 was the result of five apartment communities that were written down to estimated fair value in connection with their reclassification to assets held for sale. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Impairment of real estate investments was $9.7 million in the six months ended June 30, 2026, compared to $14.5 million in the six months ended June 30, 2025. Impairment during the six months ended June 30, 2026, was due to one apartment community written down to estimated fair value and the impairment during the six months ended June 30, 2025 was the result of five apartment communities that were written down to estimated fair value in connection with their reclassification to assets held for sale. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
General and administrative expenses. General and administrative expenses increased by $1.3 million to $5.7 million in the three months ended June 30, 2026, compared to $4.4 million in the same period of the prior year. The increase was primarily due to $835,000 from severance and related costs, $278,000 in professional and legal fees, and increased compensation costs from higher share-based compensation costs in the three months ended June 30, 2026, compared to the same period of the prior year.
General and administrative expenses increased by $2.6 million to $12.0 million in the six months ended June 30, 2026, compared to $9.4 million in the same period of the prior year. The increase was primarily due to $1.1 million in fees related to strategic review, $835,000 from severance and related costs, increased compensation costs from higher share-based compensation costs, and $172,000 in professional and legal fees in the six months ended June 30, 2026, compared to the same period of the prior year.
Gain (loss) on sale of real estate. Gain on sale of real estate for the three and six months ended June 30, 2026 was $271,000 compared to no gain or loss in the same periods of the prior year. The gain on sale was due to the disposition of one apartment community and associated commercial space in the current period compared to no dispositions in the same periods of the prior year. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Interest expense. Interest expense decreased by 0.9% to $10.6 million in the three months ended June 30, 2026, compared to $10.7 million in the same period of the prior year, primarily due to a reduction in interest on mortgages payable, offset by an increase in interest on our lines of credit due to higher outstanding balances resulting from the acquisitions of two apartment communities in the prior year, one in the second quarter and one in the third quarter of the prior year, along with use of the line of credit to payoff mortgages and higher amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the third quarter of the prior year.
Interest expense increased by $734,000 to $21.1 million in the six months ended June 30, 2026, compared to $20.4 million in the same period of the prior year, primarily due to a higher outstanding balance on our lines of credit resulting from the acquisitions of two apartment communities, one in the second quarter and one in the third quarter of the prior year, along with use of the line of credit to payoff mortgages and amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the third quarter of the prior year, offset by a reduction in mortgage interest.
Interest and other income. Interest and other income decreased to $709,000 in the three months ended June 30, 2026, compared to $735,000 in the same period of the prior year. The decrease was primarily due to lower interest income on cash balances in the current period compared to the same period of the prior year.
Interest and other income increased to $1.6 million in the six months ended June 30, 2026, compared to $1.4 million in the same period of the prior year. The increase was primarily due to an unrealized gain on investments and interest income from a real estate related note receivable which has a higher principal balance in the current period compared to the same period of the prior year.
Net loss available to common shareholders. Net loss available to common shareholders was $1.0 million for the three months ended June 30, 2026, compared to a net loss of $14.5 million in the three months ended June 30, 2025.
Net loss available to common shareholders was $13.9 million for the six months ended June 30, 2026, compared to a net loss of $18.2 million for the six months ended June 30, 2025.
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
Due to limitations of the Nareit FFO definition, we have made certain interpretations in applying this definition. We believe that all such interpretations not specifically identified in the Nareit definition are consistent with this definition. Nareit’s FFO White Paper 2018 Restatement clarified that impairment write-downs of land related to a REIT’s main business are excluded from FFO and a REIT has the option to exclude impairment write-downs of assets that are incidental to the main business.
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
Net loss available to common shareholders for the three months ended June 30, 2026, was $1.0 million compared to net loss of $14.5 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended June 30, 2026, decreased to $23.5 million compared to $24.5 million for the comparable period of the prior year, representing a decrease of 4.0%. This FFO decrease was primarily due to decreased NOI from dispositions along with an increase in general and administrative expense, offset by increased NOI from non-same-store communities and decreased casualty loss, net of recoveries.
Net loss available to common shareholders for the six months ended June 30, 2026, was $13.9 million compared to net loss of $18.2 million for the same period of the prior year. FFO applicable to common shares and Units for the six months ended June 30, 2026, decreased to $44.7 million compared to $47.7 million for the comparable period of the prior year, representing a decrease of 6.4%. This FFO decrease was primarily due to decreased NOI from dispositions and same-store communities along with increases in general and administrative expenses and interest expense, offset by increased NOI from non-same-store communities and decreased casualty loss, net of recoveries.

Reconciliation of Net Loss Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Funds from Operations:
Net loss available to common shareholders	$(1,020)	$(14,515)	$(13,909)	$(18,249)
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	(168)	(2,483)	(2,309)	(3,126)
Depreciation and amortization	25,075	27,097	51,573	54,751
Less depreciation – non real estate	(67)	(84)	(134)	(167)
Less depreciation – partially owned entities	—	(21)	—	(43)
Impairment of real estate investments	—	14,543	9,700	14,543
Gain on sale of real estate	(271)	—	(271)	—
FFO applicable to common shares and Units	$23,549	$24,537	$44,650	$47,709

Adjustments to Core FFO:
Non-cash casualty (recovery) loss	(65)	149	(258)	431
Interest rate swap amortization	—	174	—	349
Amortization of assumed debt	489	418	854	835
Severance and related costs	880	—	880	—
Legal and other costs related to strategic review	127	—	1,104	—
Other miscellaneous items(1)	—	19	(209)	(48)
Core FFO applicable to common shares and Units	$24,980	$25,297	$47,021	$49,276

FFO applicable to common shares and Units	$23,549	$24,537	$44,650	$47,709
Distributions to Series D preferred unitholders	58	160	115	320
FFO applicable to common shares and Units - diluted	$23,607	$24,697	$44,765	$48,029

Core FFO applicable to common shares and Units	$24,980	$25,297	$47,021	$49,276
Distributions to Series D preferred unitholders	58	160	115	320
Core FFO applicable to common shares and Units - diluted	$25,038	$25,457	$47,136	$49,596

Per Share Data
Net loss per common share - basic and diluted(2)	$(0.07)	$(0.87)	$(0.83)	$(1.09)
FFO per share and Unit - diluted	$1.20	$1.24	$2.27	$2.42
Core FFO per share and Unit - diluted	$1.27	$1.28	$2.39	$2.50

Weighted average shares - basic and diluted for net income (loss)	16,810	16,741	16,792	16,734
Effect of operating partnership Units for FFO and Core FFO	895	971	905	975
Effect of Series D preferred units for FFO and Core FFO	82	228	82	228
Effect of Series E preferred units for FFO and Core FFO	1,883	1,905	1,888	1,906
Effect of dilutive restricted stock units and stock options for FFO and Core FFO	29	25	29	25
Weighted average shares and Units for FFO and Core FFO - diluted	19,699	19,870	19,696	19,868
(1)Consists of (gain) loss on investments.
(2)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income (loss) per share.
Acquisitions and Dispositions
We did not acquire new real estate during the six months ended June 30, 2026. During the six months ended June 30, 2026, we disposed of one apartment community in one transaction for a sales price of $30.0 million. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Distributions Declared
Distributions of $0.77 and $1.54 per common share and Unit were declared during the three and six months ended June 30, 2026 and 2025. Distributions of $0.9655 and $1.931 per Series D preferred unit were declared during the three and six months ended June 30, 2026 and 2025. Distributions of $0.96875 and $1.9375 per Series E preferred unit were declared during the three and six months ended June 30, 2026 and 2025.

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
As of June 30, 2026, we had total liquidity of approximately $242.6 million, which included $234.0 million available on the lines of credit based on the value of unencumbered properties and $8.6 million of cash and cash equivalents. As of December 31, 2025, we had total liquidity of approximately $267.9 million, which included $255.1 million available on the lines of credit based on the value of unencumbered properties and $12.8 million of cash and cash equivalents.
Debt
As of June 30, 2026, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $400.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility” or “Facility”). In May 2025, we exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. As of June 30, 2026, there was $176.0 million outstanding on this line of credit, bearing interest at a rate of 4.87%, and additional borrowing availability was $224.0 million. As of December 31, 2025, there was $154.0 million outstanding, bearing interest at a rate of 5.12%, and additional borrowing availability was $246.0 million. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
We have an operating line of credit agreement with US Bank, N.A. which has a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminates in September 2026 and is designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2026 the interest rate on this line of credit was 5.87% and there was no outstanding balance, compared to $925,000 outstanding as of December 31, 2025, bearing interest at a rate of 5.91%.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured

Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of June 30, 2026 and December 31, 2025.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates between September 2028 and September 2033, and a blended, weighted average fixed interest rate of 2.78%. As of June 30, 2026 and December 31, 2025, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding unamortized premiums and discounts and the FMCF, was $346.3 million on 9 apartment communities at June 30, 2026 and $400.1 million on 10 apartment communities at December 31, 2025. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of June 30, 2026 and December 31, 2025, the weighted average interest rate on mortgage debt was 3.94% and 3.88%, respectively. Further information, including principal payments due on our mortgage indebtedness and other tabular information, can be found in Note 5 - Debt in the Condensed Consolidated notes.
Our borrowings are subject to customary covenants and limitations. We believe that we were in compliance with all such covenants and limitations as of June 30, 2026.
Equity
We have entered into an equity distribution agreement in connection with an at-the-market offering program (“ATM Program”) through which we may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program may be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM program during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, common shares having an aggregate offering price of up to $262.9 million remained available under the ATM Program. Further information can be found in Note 4 - Mezzanine Equity and Equity in the Condensed Consolidated notes.

Effective July 31, 2025, the Board of Trustees authorized a share repurchase program (the “Share Repurchase Program”), providing for the repurchase of up to an aggregate of $100.0 million of our outstanding common shares. Under the Share Repurchase Program, we are authorized to repurchase common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors. The table below provides details on the shares repurchased under this program during the three and six months ended June 30, 2026. There were no shares repurchased during the three and six months ended June 30, 2025. As of June 30, 2026, the Company had $94.0 million remaining authorized for purchase under the Share

Repurchase Program.

	(in thousands, except per share amounts)
Three Months Ended June 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2026	45	$2,516	$55.54

Six Months Ended June 30,
2026	45	$2,516	$55.54
(1)Amount includes commissions.
We had 1.6 million Series E preferred units (noncontrolling interests) outstanding on June 30, 2026 and December 31, 2025. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units had an aggregate liquidation preference of $155.9 million and $157.0 million as of June 30, 2026 and December 31, 2025, respectively. The holders of the Series E preferred units do not have voting rights.
We had 59,400 Series D preferred units outstanding on June 30, 2026 and December 31, 2025. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million at June 30, 2026 and December 31, 2025.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of June 30, 2026, we had cash and cash equivalents of $8.6 million and restricted cash consisting of $1.9 million of security deposits and escrows held by lenders for real estate taxes, insurance, and capital additions. As of December 31, 2025, we had cash and cash equivalents of $12.8 million and restricted cash consisting of $2.8 million of security deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flows from operations of $44.1 million during the six months ended June 30, 2026, we generated capital from various activities, including:
•Receiving $29.5 million in net proceeds from the sale of one apartment community; and
•Receiving $21.1 million in net draws on our lines of credit.
During the six months ended June 30, 2026, we used capital for various activities, including:
•Repaying $53.8 million of mortgage principal;
•Funding capital improvements for apartment communities of approximately $13.0 million;
•Paying distributions on common shares, Series E preferred units, and Units of $30.3 million; and
•Repurchasing 45,310 common shares for an average of $55.54 per share.
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
We also continue to monitor pressures surrounding supply chain challenges, including the impact of tariffs and geopolitical risk. Supply chain and inflationary pressures are likely to result in increased operating expenses, specifically, increases in energy costs, labor related costs, and construction materials for repairs and maintenance or capital projects. A worsening of the current environment could contribute to delays in obtaining construction materials and result in higher than anticipated costs, which could prevent us from obtaining expected returns on value add projects.
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
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the six months ended June 30, 2026.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 31, 2026, we issued an aggregate of 15,339 unregistered common shares, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
April 1 - 30, 2026	—	$—	—	$96,545,554
May 1 - 31, 2026	—	—	—	96,545,554
June 1 - 30, 2026	45,310	55.54	45,310	94,029,209
Total	45,310	$55.54	45,310
(1)Includes Units and Series D preferred units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)Effective July 31, 2025, the board authorized a $100.0 million share repurchase program which expires on September 30, 2026.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our trustees or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: August 3, 2026