Form 10-Q
period 2026-09-30
CENTERSPACE
filed 2026-11-02
CIK 798359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2026
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
    The number of common shares of beneficial interest outstanding as of October 26, 2026, was 16,823,940.358.

PART I
Item 1. Financial Statements

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands, except per share data)
	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Real estate investments
Property owned	$2,266,599	$2,524,020
Less accumulated depreciation	(628,285)	(660,124)
Total real estate investments	1,638,314	1,863,896
Cash and cash equivalents	116,235	12,833
Restricted cash	2,846	2,818
Other assets	36,635	46,620
TOTAL ASSETS	$1,794,030	$1,926,167

LIABILITIES, MEZZANINE EQUITY, AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$54,048	$59,247
Revolving lines of credit	—	154,925
Notes payable, net	299,623	299,579
Mortgages payable, net	512,984	566,660
TOTAL LIABILITIES	$866,655	$1,080,411
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SERIES D PREFERRED UNITS (Cumulative convertible preferred units, $100 par value, 59 units issued and outstanding at September 30, 2026 and December 31, 2025, aggregate liquidation preference of $5,940 at September 30, 2026)	$5,940	$5,940
EQUITY
Common Shares of Beneficial Interest (Unlimited authorization, no par value, 16,824 shares issued and outstanding at September 30, 2026 and 16,761 shares issued and outstanding at December 31, 2025)	1,371,928	1,368,834
Accumulated distributions in excess of net income	(579,173)	(649,678)
Total shareholders’ equity	$792,755	$719,156
Noncontrolling interests – Operating Partnership and Series E preferred units	128,680	120,660
TOTAL EQUITY	$921,435	$839,816
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$1,794,030	$1,926,167
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$59,515	$71,399	$190,366	$207,041
EXPENSES
Property operating expenses, excluding real estate taxes	17,506	21,210	53,373	59,131
Real estate taxes	6,157	7,165	20,511	22,506
Property management expense	1,986	2,489	6,459	7,315
Casualty loss, net of recoveries	(441)	127	(668)	1,058
Depreciation and amortization	23,127	29,056	74,700	83,807
Impairment of real estate investments	—	8,676	9,700	23,219
General and administrative expenses	4,995	4,997	16,986	14,376
Merger related costs	5,020	—	5,020	—
TOTAL EXPENSES	$58,350	$73,720	$186,081	$211,412
Gain on sale of real estate and other investments	150,308	79,531	150,579	79,531
Operating income	151,473	77,210	154,864	75,160
Interest expense	(8,412)	(12,989)	(29,505)	(33,348)
Loss on extinguishment of debt	(526)	(3)	(526)	(3)
Interest and other income	1,112	1,190	2,711	2,633
NET INCOME	$143,647	$65,408	$127,544	$44,442
Distributions to Series D preferred unitholders	(57)	(109)	(172)	(429)
Net income attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(20,262)	(9,197)	(17,953)	(6,071)
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(2,319)	—	(2,408)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$123,328	$53,783	$109,419	$35,534

NET INCOME	$143,647	$65,408	$127,544	$44,442
Other comprehensive loss
Loss on derivative instrument reclassified into earnings	—	58	—	407
TOTAL COMPREHENSIVE INCOME	$143,647	$65,466	$127,544	$44,849
Net comprehensive income attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(20,262)	(9,188)	(17,953)	(6,011)
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(2,319)	—	(2,408)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CONTROLLING INTERESTS	$123,385	$53,959	$109,591	$36,430

NET INCOME PER COMMON SHARE – BASIC	$7.32	$3.22	$6.49	$2.12

NET INCOME PER COMMON SHARE – DILUTED	$7.28	$3.19	$6.46	$2.12

Weighted average shares - basic	16,796	16,726	16,793	16,731

Weighted average shares - diluted	16,883	19,771	17,780	19,835
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Nine Months Ended September 30, 2025	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at December 31, 2024	16,719	$1,367,637	$(615,242)	$(407)	$130,455	$882,443
Net income attributable to controlling interests and noncontrolling interests			35,534		8,479	44,013
Amortization of swap settlements				407		407
Distributions - common shares and Units ($2.31 per share and Unit)			(38,633)		(2,242)	(40,875)
Distributions - Series E preferred units ($2.90625 per unit)					(4,591)	(4,591)
Share-based compensation, net of forfeitures	18	2,564				2,564
Sale of common shares, net	—	(329)				(329)
Redemption of Units for common shares	17	750			(750)	—
Redemption of Series E preferred units for common shares	12	526			(526)	—
Equity rebalancing		(297)			297	—
Shares repurchased	(63)	(3,454)	—			(3,454)
Contribution to noncontrolling interests - consolidated real estate entities		—			1,428	1,428
Shares withheld for taxes		(296)				(296)
Other	—	(121)			(205)	(326)
Balance at September 30, 2025	16,703	$1,366,980	$(618,341)	$—	$132,345	$880,984

Nine Months Ended September 30, 2026
Balance at December 31, 2025	16,761	$1,368,834	$(649,678)	$—	$120,660	$839,816
Net income attributable to controlling interests and noncontrolling interests			109,419		17,953	127,372
Distributions - common shares and Units ($2.31 per share and unit)			(38,798)		(2,055)	(40,853)
Distributions - Series E preferred units ($2.90625 per unit)					(4,546)	(4,546)
Share-based compensation, net of forfeitures	26	3,273				3,273
Redemption of Units for common shares	42	1,746			(1,746)	—
Redemption of Series E preferred units for common shares	40	1,630			(1,630)	—
Equity rebalancing		(45)			45	—
Shares repurchased	(45)	(2,516)				(2,516)
Shares withheld for taxes		(492)				(492)
Other	—	(502)	(116)		(1)	(619)
Balance at September 30, 2026	16,824	$1,371,928	$(579,173)	$—	$128,680	$921,435
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	(in thousands, except per share data)
Three Months Ended September 30, 2025	NUMBER OF COMMON SHARES	COMMON SHARES	ACCUMULATED DISTRIBUTIONS IN EXCESS OF NET INCOME	ACCUMULATED OTHER COMPREHENSIVE LOSS	NONCONTROLLING INTERESTS	TOTAL EQUITY
Balance at June 30, 2025	16,757	$1,369,376	$(659,266)	$(58)	$123,530	$833,582
Net income attributable to controlling interests and noncontrolling interests			53,783		11,516	65,299
Amortization of swap settlements				58		58
Distributions - common shares and Units ($0.77 per share and unit)			(12,858)		(742)	(13,600)
Distributions - Series E preferred units ($0.96875 per unit)					(1,526)	(1,526)
Share-based compensation, net of forfeitures	—	873				873
Redemption of Units for common shares	5	215			(215)	—
Redemption of Series E preferred units for common shares	4	189			(189)	—
Equity rebalancing		(75)			75	—
Shares repurchased	(63)	(3,454)				(3,454)
Other	—	(144)			(104)	(248)
Balance at September 30, 2025	16,703	$1,366,980	$(618,341)	$—	$132,345	$880,984

Three Months Ended September 30, 2026
Balance at June 30, 2026	16,792	$1,369,753	$(689,530)	$—	$111,789	$792,012
Net income attributable to controlling interests and noncontrolling interests			123,328		20,262	143,590
Distributions - common shares and Units ($0.77 per share and unit)			(12,934)		(677)	(13,611)
Distributions - Series E preferred units ($0.96875 per unit)					(1,510)	(1,510)
Share-based compensation, net of forfeitures	1	1,107				1,107
Redemption of Units for common shares	4	145			(145)	—
Redemption of Series E preferred units for common shares	26	1,022			(1,022)	—
Equity rebalancing		16			(16)	—
Shares withheld for taxes		(69)				(69)
Other	1	(46)	(37)		(1)	(84)
Balance at September 30, 2026	16,824	$1,371,928	$(579,173)	$—	$128,680	$921,435
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	(in thousands)
	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,544	$44,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of capitalized loan costs	75,708	84,859
Gain on sale of real estate and other investments	(150,579)	(79,531)
Share-based compensation expense	3,273	2,564
Impairment of real estate investments	9,700	23,219
Non-cash casualty loss	1,111	645
Amortization of debt premiums and discounts	1,046	1,339
Other, net	737	817
Changes in other assets and liabilities:
Other assets	1,986	1,237
Accounts payable and accrued expenses	(5,748)	6,155
Net cash provided by operating activities	$64,778	$85,746
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of real estate and other investments	315,196	122,351
Payments for acquisitions of real estate investments	—	(206,223)
Proceeds from insurance	913	851
Payments for improvements of real estate investments	(18,813)	(24,120)
Other investing activities	208	121
Net cash provided by (used by) investing activities	$297,504	$(107,020)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages payable	(55,165)	(40,976)
Proceeds from revolving lines of credit	110,336	351,275
Principal payments on revolving lines of credit	(265,260)	(176,135)
Repurchase of common shares	(2,516)	(3,454)
Redemption of Series D preferred units	—	(10,620)
Distributions paid to common shareholders	(38,768)	(38,218)
Distributions paid to Series D preferred unitholders	(172)	(429)
Distributions paid to noncontrolling interests – Operating Partnership and Series E preferred units	(6,633)	(6,825)
Payments related to tax withholding for share-based compensation	(492)	—
Other financing activities	(182)	(634)
Net cash provided by (used by) financing activities	$(258,852)	$73,984
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	103,430	52,710
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT BEGINNING OF PERIOD	15,651	13,129
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AT END OF PERIOD	$119,081	$65,839

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$2,069	$3,178
Operating partnership units converted to common shares	1,746	750
Distributions declared but not paid to common shareholders and OP unitholders	13,611	13,600
Series E preferred units converted to common shares	1,630	526
Retirement of shares withheld for taxes	—	296
Involuntary conversion of assets	(1,688)	(935)
Real estate assets acquired through assumption of debt	—	76,496
Fair value adjustment to debt	—	(23,632)
Non-cash interest income	1,423	1,287
Unrealized gain on investment	243	503
Contribution to noncontrolling interests - consolidated real estate entities through issuance of note receivable	—	1,428
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,924	$30,181

	(in thousands)
Balance Sheet Description	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$116,235	$12,833	$12,896
Restricted cash	2,846	2,818	52,943
Total cash, cash equivalents, and restricted cash	$119,081	$15,651	$65,839
See accompanying Notes to Condensed Consolidated Financial Statements.

CENTERSPACE AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 2026
NOTE 1 • ORGANIZATION
Centerspace, collectively with its consolidated subsidiaries (“Centerspace,” the “Company,” “we,” “us,” or “our”), is a North Dakota real estate investment trust (“REIT”) focused on the ownership, management, acquisition, redevelopment, and development of apartment communities. As of September 30, 2026, Centerspace owned interests in 47 apartment communities consisting of 10,456 apartment homes.
PENDING IRT BUSINESS COMBINATION
As previously announced, on September 8, 2026, Centerspace entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) with Independence Realty Trust, Inc. (“IRT”), Independence Realty Operating Partnership, LP (“IROP”), Islanders Sub, LLC (“IRT Merger Sub”) (which was added to the Merger Agreement by joinder), Islanders OP Sub, LLC (“IROP Merger Sub”) and Centerspace, LP (the “Company OP”).
Upon the terms and subject to the conditions of the Merger Agreement, Centerspace will merge with and into IRT Merger Sub (the “Company Merger”), with IRT Merger Sub surviving the Company Merger. At the effective time of the Company Merger (the “Effective Time”), each common share of beneficial interest of Centerspace, no par value (“Centerspace Common Shares”), outstanding immediately prior to the Effective Time (other than certain excluded shares) will be converted into the right to receive 3.8 (as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) shares of common stock, par value $0.01 per share, of IRT (“IRT Common Stock”), with cash paid in lieu of fractional shares.
Upon the terms and subject to the conditions set forth in the Merger Agreement, following the Company Merger, IROP Merger Sub will merge with and into the Company OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the Company OP surviving the Partnership Merger as a subsidiary of IROP. At the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), (i) each partnership interest in the Company OP (excluding any partnership interest designated as a “Preferred Unit”) (each, a “Company OP Common Unit”) issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into the right to receive a number of common units of IROP (“IROP Common Units”) equal to the Exchange Ratio, rounded up to the nearest whole IROP Common Unit (for each holder of Company OP Common Units, after aggregation of all fractional IROP Common Units otherwise to be received by such holder), (ii) each partnership interest in the Company OP designated as a “Series D Preferred Unit” (a “Series D Preferred Unit”) issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into one newly issued preferred unit of IROP designated as a “Series A Preferred Unit” (an “IROP Series A Preferred Unit”), which will have rights, powers, duties and preferences that are substantially similar to the rights, powers, duties and preferences of the Series D Preferred Units (and each IROP Series A Preferred Unit may be exchanged at the option of its holder into a number of IROP Common Units equal to 1.37931 multiplied by the Exchange Ratio, subject to the terms and conditions of the designation of preferences for the IROP Series A Preferred Units) and (iii) each partnership interest in the Company OP designated as a “Series E Preferred Unit” (a “Series E Preferred Unit”) issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into one newly issued preferred unit of IROP designated as a “Series B Preferred Unit” (an “IROP Series B Preferred Unit”), which will have rights, powers, duties and preferences that are substantially similar to the rights, powers, duties and preferences of the Series E Preferred Units (and each IROP Series B Preferred Unit may be exchanged at the option of its holder into a number of IROP Common Units equal to 1.20482 multiplied by the Exchange Ratio, subject to the terms and conditions of the designation of preferences for the IROP Series B Preferred Units).
The Company Merger, which may close as early as the end of the fourth quarter of 2026, is subject to approval by Centerspace shareholders and IRT stockholders and other customary closing conditions. Subject to the terms of the Merger Agreement, IRT may elect to defer Closing until the earlier of (x) ten business days after consents to the transactions contemplated by the Merger Agreement are obtained from certain of Centerspace’s existing lenders and (y) the tenth business day prior to June 30, 2027. In some circumstances, upon termination of the Merger Agreement, Centerspace may be required to pay IRT a termination fee of $45.0 million, or IRT may be required to pay Centerspace a termination fee of $60.0 million.
Centerspace’s ability to undertake certain financing activities discussed in this Quarterly Report on Form 10-Q is subject to the restrictions, exceptions and consent requirements set forth in the Merger Agreement. For additional information, see Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.

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
RECLASSIFICATIONS
Certain previously reported amounts within net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on net income as reported in the Condensed Consolidated Statements of Operations and Comprehensive Income, total assets, liabilities or equity as reported in the Condensed Consolidated Balance Sheets and the classifications within the Condensed Consolidated Statements of Cash Flows.

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
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents include all cash and highly liquid investments purchased with maturities of three months or less. Cash and cash equivalents consist of bank deposits and deposits in money market deposit accounts. The Company is potentially exposed to credit risk for cash deposited with FDIC-insured financial institutions in accounts which, at times, may exceed federally insured limits.
As of September 30, 2026 and December 31, 2025, restricted cash consisted of $2.8 million held in escrow by third parties, as well as security deposits. Escrows include funds deposited with lenders for payment of real estate taxes and insurance and reserves to be used for replacement of structural elements and mechanical equipment at certain communities. The escrow funds are under the control of the respective third-party escrow holders, and disbursements are made after supplying written documentation.
LEASES
As a lessor, Centerspace primarily leases multifamily apartment homes which qualify as operating leases with terms that are generally one year or less. Rental revenues are recognized in accordance with FASB Accounting Standards Codification (“ASC”) 842, Leases, using a method that represents a straight-line basis over the term of the lease. For the three months ended September 30, 2026 and 2025, rental income represented approximately 98.5% and 98.1% of total revenues, respectively. For the three months ended September 30, 2026 and 2025, other property revenues represented the remaining 1.5% and 1.9%, respectively, of total revenues and are primarily driven by other fee income, which is typically recognized when earned, at a point in time. For the nine months ended September 30, 2026 and 2025, rental income represented approximately 98.5% and

98.2% of total revenues, respectively. For the nine months ended September 30, 2026 and 2025, other property revenues represented the remaining 1.5% and 1.8% of total revenues, respectively.
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
The aggregate amount of future scheduled lease income on commercial operating leases, excluding any variable lease income and non-lease components, as of September 30, 2026, was as follows:

(in thousands)
2026 (remainder)	$743
2027	2,821
2028	2,503
2029	2,199
2030	2,113
Thereafter	5,951
Total scheduled lease income - operating leases(1)	$16,330
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
The following table presents the disaggregation of revenue streams for the three and nine months ended September 30, 2026 and 2025:

		(in thousands)
		Three Months Ended September 30,		Nine Months Ended September 30,
Revenue Stream	Applicable Standard	2026	2025	2026	2025
Fixed lease income - operating leases	Leases	$55,320	$65,984	$177,097	$191,286
Variable lease income - operating leases	Leases	3,278	4,040	10,349	12,102
Other property revenue	Revenue from contracts with customers	917	1,375	2,920	3,653
Total revenue		$59,515	$71,399	$190,366	$207,041
In addition to lease income and other property revenue, the Company recognizes gains or losses on the sale of real estate and other investments when the criteria for derecognition of an asset are met, including when (1) a contract exists and (2) the buyer obtained control of the nonfinancial asset that was sold. During the three and nine months ended September 30, 2026, the Company recognized a gain of $150.3 million and $150.6 million, respectively, on the sale of real estate and other investments. During the three and nine months ended September 30, 2025, the Company recognized a gain of $79.5 million on the sale of real estate and other investments. Any gain or loss on real estate dispositions is net of certain closing and other costs associated with the disposition.
IN-PLACE LEASE AMORTIZATION
The Company records in-place lease assets at the time of acquisition. The amortization periods reflect the average remaining term of in-place leases acquired, which are generally less than one year for multifamily apartment homes and average lease term for the commercial spaces in the Company’s mixed-use properties. During the three months ended September 30, 2026 and 2025, the Company recognized $61,000 and $3.6 million, respectively, of amortization expense related to intangibles. During the nine months ended September 30, 2026 and 2025, the Company recognized $859,000 and $4.7 million, respectively, of amortization expense related to intangibles, included within depreciation and amortization in the Condensed Consolidated Statements of Operations and Comprehensive Income.

MARKET CONCENTRATION RISK
The Company is subject to increased exposure from economic and other competitive factors specific to markets where it holds a significant percentage of the carrying value of its real estate portfolio. As of September 30, 2026, Centerspace held more than 10% of the carrying value of its real estate portfolio in the Minneapolis, Minnesota; Denver, Colorado; and Boulder / Ft. Collins, Colorado markets.
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
During the three months ended September 30, 2026, the Company did not record a loss for impairment on real estate. During the nine months ended September 30, 2026, the Company incurred a loss of $9.7 million for the impairment of one apartment community in Denver, Colorado. During the three and nine months ended September 30, 2025, the Company incurred a loss of $8.7 million and $23.2 million, respectively, for the impairment of six apartment communities in connection with classifying the communities as held for sale.
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
REAL ESTATE RELATED NOTES RECEIVABLE
In connection with the acquisition of The Lydian, an apartment community in Denver, Colorado, the Company has a tax increment financing note receivable (“TIF”) with an initial principal balance of $4.1 million. As of September 30, 2026 and December 31, 2025, the principal balance was $3.8 million and $3.9 million, respectively, which appears within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bears interest at a rate of 6.0% and matures September 30, 2041.
In connection with the acquisition of Ironwood, an apartment community in New Hope, Minnesota, the Company had a TIF note receivable with an initial principal balance of $6.6 million. The note was disposed in connection with the sale of the Ironwood apartment community during the three and nine months ended September 30, 2026, as discussed in Note 8. As of December 31, 2025, the principal balance was $4.9 million and appeared within other assets in the Condensed Consolidated Balance Sheets at fair value. The note bore interest at a rate of 4.5% per annum.

In 2023, the Company originated a $15.1 million mezzanine loan for the development of an apartment community located in Inver Grove Heights, Minnesota. The mezzanine loan bears interest at 10.0% per annum, which accrues and is added to the principal balance and is payable at maturity. As of September 30, 2026 and December 31, 2025, the Company had funded $15.1 million of the mezzanine loan. As of September 30, 2026 and December 31, 2025, the principal balance was $19.4 million and $18.0 million, respectively. The loan matures in December 2027 unless extended to December 2028 in accordance with the terms of the mezzanine loan agreement. The loan is secured by a pledge of and first priority security interest against 100% of the membership interests in the mezzanine borrower and the agreement provides the Company with an option to purchase the development at a discount to future appraised value. The loan represents an investment in an unconsolidated variable interest entity. The Company is not the primary beneficiary of the VIE as Centerspace does not have the power to direct the activities which most significantly impact the entity’s economic performance nor does Centerspace have significant influence over the entity. The note receivable appears within other assets in the Condensed Consolidated Balance Sheets at fair value.
ADVERTISING COSTS
Advertising costs are expensed as incurred and reported on the Condensed Consolidated Statements of Operations and Comprehensive Income within the property operating expenses, excluding real estate taxes line item. During the three months ended September 30, 2026 and 2025, total advertising expense was $652,000 and $871,000, respectively. During the nine months ended September 30, 2026 and 2025, total advertising expense was $2.1 million and $2.2 million, respectively.
INVOLUNTARY CONVERSION OF ASSETS
During the three months ended September 30, 2026, Centerspace recorded approximately $755,000 in net large loss casualty recoveries due to the completion of previous claims, offset by $147,000 in large loss casualty estimates. During the nine months ended September 30, 2026, the Company recorded $1.2 million in large loss casualty estimates resulting from new loss events and updated loss estimates on previously reported events along with $1.6 million in insurance receivables from large loss events, reported within other assets on the Condensed Consolidated Balance Sheets, casualty recoveries due to the completion of previous claims, and receipt of insurance proceeds totaling $913,000. Any business interruption insurance and subrogation proceeds will be recognized when received in accordance with ASC 610-30.
During the three months ended September 30, 2025, Centerspace recorded $187,000 in casualty losses resulting from updated loss estimates on previously reported events and $387,000 in insurance receivables within other assets in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2025, the Company recorded $1.0 million in casualty losses resulting from two new insurance events and updated loss estimates from three previously reported events. Any business interruption insurance proceeds will be recognized when received in accordance with ASC 610-30.
SEVERANCE
During the three and nine months ended September 30, 2026, the Company incurred total severance costs of $197,000 and $1.1 million, respectively, for severance, benefits, and related costs in connection with the disposition of 14 apartment communities during the nine months ended September 30, 2026. These expenses are included within general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 3 • NET INCOME PER SHARE
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares of beneficial interest (“common shares”) outstanding during the period. Centerspace has issued restricted stock units (“RSUs”) and incentive stock options (“ISOs”) under its 2015 Incentive Plan, RSUs under its 2025 Incentive Plan (as defined below), Series D Convertible Preferred Units (“Series D preferred units”), and Series E Convertible Preferred Units (“Series E preferred units”), which could have a dilutive effect on net income per share upon the vesting of the RSUs, exercise of ISOs, or conversion of the Series D or Series E preferred units (refer to Note 4 for further discussion of the Series D and the Series E preferred units).
Certain of the Company’s time-based RSUs receive nonforfeitable dividend equivalents prior to vesting that are similar to the common shares. These unvested RSUs are participating securities. We include the effect of participating securities in the basic and diluted net income per share using the two-class method of allocating distributed and undistributed earnings when the two-class method is more dilutive than the treasury stock method.

The Company calculates diluted net income per share using the treasury stock method for nonparticipating RSUs and ISOs and the if converted method for Series D preferred units and Series E preferred units. Other than the issuance of RSUs, ISOs, Units, Series D preferred units, and Series E preferred units, there are no outstanding options, warrants, convertible stock, or other contractual obligations requiring issuance of additional common shares that would result in a dilution of net income.
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
The following table presents a reconciliation of the numerator and denominator used to calculate basic and diluted net income per share reported in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2026 and 2025.

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NUMERATOR
Net income attributable to controlling interests	$123,328	$53,783	$109,419	$35,534
Amount allocated to participating securities	(409)	—	(489)	—
Numerator for basic income per share – net income available to common shareholders	$122,919	$53,783	$108,930	$35,534
Noncontrolling interests – Operating Partnership and Series E preferred units (1)	—	9,197	5,719	6,071
Distributions to Series D preferred unitholders	57	109	172	429
Numerator for diluted income per share (1)	$122,976	$63,089	$114,821	$42,034

DENOMINATOR
Denominator for basic earnings per share weighted average shares	16,796	16,726	16,793	16,731
Effect of operating partnership units(1)	—	966	897	972
Effect of Series D preferred units	82	155	82	204
Effect of Series E preferred units(1)	—	1,898	—	1,903
Effect of dilutive restricted stock units and stock options	5	26	8	25
Denominator for diluted income per share	16,883	19,771	17,780	19,835

NET INCOME PER COMMON SHARE – BASIC	$7.32	$3.22	$6.49	$2.12

NET INCOME PER COMMON SHARE – DILUTED	$7.28	$3.19	$6.46	$2.12
(1)For the three months ended September 30, 2026, the impact of Units, and for the three and nine months ended September 30, 2026 the impact of Series E preferred units, were excluded from the calculation of net income per common share - diluted as they were anti-dilutive.
For the three months ended September 30, 2026, weighted average operating partnership units of 881,000 and Series E preferred units of 1.9 million, as converted, were excluded from the calculation of diluted net income per share because including these items would have improved net income per share, therefore having an anti-dilutive impact.
For the nine months ended September 30, 2026, weighted average Series E preferred units of 1.9 million, as converted, were excluded from the calculation of diluted net income per share because including these items would have improved net income per share, therefore having an anti-dilutive impact.

NOTE 4 • MEZZANINE EQUITY AND EQUITY
Series D Preferred Units (Mezzanine Equity). Series D preferred units outstanding were 59,400 at September 30, 2026 and December 31, 2025. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million at September 30, 2026 and December 31, 2025. Changes in the redemption value are based on changes in the trading value of common shares and are charged to common shares on the Condensed Consolidated Balance Sheets each quarter. The holders of the Series D preferred units do not have voting rights and do not participate in income or loss. Distributions to Series D unitholders are presented in the Condensed Consolidated Statements of Equity within net income attributable to controlling interests and noncontrolling interests.
Operating Partnership Units. The Operating Partnership had 878,000 and 920,000 outstanding Units at September 30, 2026 and December 31, 2025, respectively.
Exchange Rights. Centerspace redeemed Units in exchange for common shares in connection with Unitholders exercising their exchange rights during the three and nine months ended September 30, 2026 and 2025 as detailed in the table below.

	(in thousands)
Three Months Ended September 30,	Number of Units	Total Book Value
2026	4	$145
2025	5	$215

Nine Months Ended September 30,
2026	42	$1,746
2025	17	$750
Series E Preferred Units (Noncontrolling Interests). Centerspace had 1.5 million and 1.6 million Series E preferred units outstanding as of September 30, 2026 and December 31, 2025, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. Centerspace has the option, at its sole election, to convert Series E preferred units into Units if its stock has traded at or above $83 per share for 15 of 30 consecutive trading days and it has made at least three consecutive quarters of distributions with a rate of at least $0.804 per Unit. The Series E preferred units receive an allocation of net income (loss) based upon their participation in earnings or loss of the Company. The Series E preferred units had an aggregate liquidation preference of $153.8 million and $157.0 million as of September 30, 2026 and December 31, 2025, respectively. The holders of the Series E preferred units do not have voting rights.
The Company redeemed Series E preferred units in exchange for common shares in connection with Series E unitholders exercising their exchange rights during the three and nine months ended September 30, 2026 and 2025 as detailed below.

	(in thousands)
Three Months Ended September 30,	Number of Series E Preferred Units Redeemed	Number of Common Shares Issued	Total Value
2026	21	26	$1,022
2025	4	4	$189

Nine Months Ended September 30,
2026	33	40	$1,630
2025	10	12	$526
Common Shares and Equity Awards. Common shares outstanding as of September 30, 2026 and December 31, 2025, totaled 16.8 million. During the three and nine months ended September 30, 2026, Centerspace issued 2,771 and 27,438 common shares, respectively, with a total grant-date fair value of $249,000 and $2.0 million, respectively, as share-based compensation for employees and trustees under its 2015 and 2025 Incentive Plans (as defined below). During the three and nine months ended September 30, 2025, Centerspace issued 82 and 17,735 common shares, respectively, with a total grant-date fair value of $6,000 and $1.5 million, respectively, as share-based compensation for employees and trustees under its 2015 Incentive Plan. These shares vested based on performance and service criteria. Refer to Note 11 for additional details on share-based compensation.

ATM Program. Centerspace has an equity distribution agreement in connection with the at-the-market offering (“ATM Program”) through which it may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, the Company may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program can be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the remaining aggregate offering capacity under the ATM Program was $262.9 million. However, the Company’s ability to make additional sales under the ATM Program is contingent upon filing a new shelf registration statement on Form S-3, the effectiveness of that registration statement, and filing a related prospectus supplement.

Share Repurchase Program. Effective July 31, 2025, the Board of Trustees authorized a share repurchase program (the “2025 Share Repurchase Program”), providing for the repurchase of an aggregate of $100.0 million for the Company’s outstanding common shares. The 2025 Share Repurchase Program expired on September 30, 2026. On August 11, 2026, the Board of Trustees authorized renewal of the share repurchase program (the “2026 Share Repurchase Program”), which became effective on September 30, 2026 upon expiration of the previous program. Under the 2026 Share Repurchase Program, the Company is authorized to repurchase an aggregate of $50.0 million of the Company’s outstanding common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors, including the Merger Agreement. The table below provides details on the shares repurchased under these programs during the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had $50.0 million remaining authorized for purchase under the 2026 Share Repurchase Program.

	(in thousands, except per share amounts)
Nine Months Ended September 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2026	45	$2,516	$55.54
2025	63	3,454	54.86
(1)Amount includes commissions.

Centerspace’s ability to use certain of its existing financing arrangements is subject to the restrictions, exceptions and consent requirements set forth in the Merger Agreement. For additional information, see Note 1—Organization—“Pending IRT Business Combination” to the Condensed Consolidated Financial Statements and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
NOTE 5 • DEBT
The following table summarizes the Company’s secured and unsecured debt at September 30, 2026 and December 31, 2025.

	(in thousands)
	September 30, 2026		December 31, 2025
	Carrying Amount	Weighted Average Interest Rate	Carrying Amount	Weighted Average Interest Rate	Weighted Average Maturity in Years at September 30, 2026
Lines of credit (1)	$—	4.87%	$154,925	5.12%	0.00
Unsecured senior notes (2)(4)	300,000	3.12%	300,000	3.12%	3.87
Unsecured debt	300,000		454,925		3.87
Mortgages payable - Fannie Mae credit facility (4)	198,850	2.78%	198,850	2.78%	4.81
Mortgages payable - other (3)(4)	344,969	3.94%	400,134	3.88%	11.85
Secured debt	543,819		598,984		9.28
Subtotal	843,819	3.37%	1,053,909	3.64%	7.36
Deferred financing costs, premiums, and discounts on mortgages payable, net	(30,835)		(32,324)
Deferred financing costs on notes payable, net	(377)		(421)
Total debt	$812,607		$1,021,164
(1)Interest rates on lines of credit are variable and exclude any unused facility fees and amounts reclassified from accumulated other comprehensive loss into interest expense from terminated interest rate swaps.
(2)Included within notes payable on the Condensed Consolidated Balance Sheets.
(3)Represents apartment communities encumbered by mortgages; 9 at September 30, 2026 and 10 at December 31, 2025.
(4)Interest rate is fixed.

As of September 30, 2026, 31 apartment communities were not encumbered by mortgages and were available to provide credit support for the unsecured borrowings. The Company’s primary unsecured credit facility (the “Unsecured Credit Facility” or “Facility”) is a revolving, multi-bank line of credit, with Bank of Montreal serving as administrative agent. In May 2025, the Company exercised the accordion feature of the Facility, expanding the borrowing capacity by $150.0 million to $400.0 million. Prior to the exercise of the accordion feature, the line of credit had total commitments and borrowing capacity of up to $250.0 million, based on the value of unencumbered properties. In August 2026, the Company terminated the accordion feature of the Facility, reducing the borrowing capacity back to $250.0 million. As of September 30, 2026, the Company had borrowing availability of $250.0 million as no funds were drawn under the Facility. As of December 31, 2025, the Company had additional borrowing availability of $246.0 million beyond the $154.0 million drawn under the Facility, bearing interest at a rate of 5.12%. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
Centerspace had an operating line of credit agreement with US Bank, N.A. which had a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminated in September 2026 and had no outstanding balance as of September 30, 2026. As of December 31, 2025, there was $925,000 outstanding bearing interest at a rate of 5.91%.
Centerspace has a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which the Company issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which the Company may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. The Company issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and, collectively with the Unsecured Shelf Notes, the “unsecured senior notes”) under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of September 30, 2026 and December 31, 2025.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
Centerspace has a $198.9 million Fannie Mae Credit Facility Agreement (“FMCF”). The FMCF is secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates between September 2028 and September 2033, and a blended, weighted average fixed interest rate of 2.78%. As of September 30, 2026 and December 31, 2025, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
As of September 30, 2026, Centerspace owned 9 apartment communities that served as collateral for mortgage loans, in addition to the apartment communities secured by the FMCF. All of these mortgage loans were non-recourse to the Company other than for standard carve-out obligations. The Company believes that there were no material defaults or instances of material noncompliance in regard to any of these mortgage loans as of September 30, 2026. As of September 30, 2026 and December 31, 2025, the mortgage loans had a balance of $345.0 million and $400.1 million, respectively, excluding unamortized premiums and discounts. The mortgage loans are included within mortgages payable on the Condensed Consolidated Balance Sheets.

The aggregate amount of required future principal payments on outstanding debt as of September 30, 2026, was as follows:

(in thousands)
2026 (remainder)	$1,342
2027	49,679
2028	114,224
2029	97,237
2030	89,159
Thereafter	492,178
Total payments	843,819
Deferred financing costs, premiums, and discounts on mortgages payable, net	(30,835)
Deferred financing costs on notes payable, net	(377)
Total	$812,607
The Company’s borrowings are subject to customary covenants and limitations. The Company believes that it was in compliance with all such covenants and limitations as of September 30, 2026.
Centerspace’s ability to use certain of its existing financing arrangements is subject to the restrictions, exceptions and consent requirements set forth in the Merger Agreement. For additional information, see Note 1—Organization—“Pending IRT Business Combination” to the Condensed Consolidated Financial Statements and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
NOTE 6 • DERIVATIVE INSTRUMENTS
Centerspace had, in the past, used interest rate derivatives to stabilize interest expense and to manage its exposure to interest rate fluctuations. To accomplish this objective, the Company primarily used interest rate swap contracts to fix variable interest rate debt.
Changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive loss were reclassified to interest expense in the periods in which interest payments were incurred on variable rate debt. As of September 30, 2026 and December 31, 2025, the Company had no remaining interest rate swaps and all amounts in accumulated other comprehensive loss were fully amortized during the prior year.
The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income as of September 30, 2026 and 2025.

	(in thousands)
	Gain Recognized in OCI		Location of Loss Reclassified from Accumulated OCI into Income	Loss Reclassified from Accumulated OCI into Income (Loss)
Three months ended September 30,	2026	2025		2026	2025
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$—	$(58)

Nine months ended September 30,
Total derivatives in cash flow hedging relationships - Interest rate contracts	$—	$—	Interest expense	$—	$(407)
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

Fair Value Measurements on a Recurring Basis

		(in thousands)
	Balance Sheet Location	Total	Level 1	Level 2	Level 3
September 30, 2026
Assets
Real estate related notes receivable	Other assets	$22,955	$—	$—	$22,955

December 31, 2025
Assets
Real estate related notes receivable	Other assets	$26,394	$—	$—	$26,394
Centerspace utilizes an income approach with Level 3 inputs based on expected future cash flows to value the notes receivable. The unobservable inputs include market transactions for similar instruments, management estimates of comparable interest rates (range of 5.0% to 9.0%), and instrument-specific credit risk (range of 0.5% to 1.0%). Changes in the fair value of these receivables from period to period are reported in interest and other income on the Condensed Consolidated Statements of Operations and Comprehensive Income.

	(in thousands)
	Fair Value Measurement	Other Gains	Interest Income	Total Changes in Fair Value Included in Current-Period Earnings
Nine months ended September 30, 2026
Real estate related notes receivable	$22,955	$22	$1,704	$1,726
Nine months ended September 30, 2025
Real estate related notes receivable	$27,466	$27	$1,675	$1,702
As of September 30, 2026 and December 31, 2025, Centerspace had investments totaling $3.7 million and $3.5 million, respectively, in real estate technology venture funds consisting of privately held entities that develop technology related to the real estate industry. These investments appear within other assets on the Condensed Consolidated Balance Sheets. The investments are measured at net asset value (“NAV”) as a practical expedient under ASC 820. As of September 30, 2026, the Company had unfunded commitments of $598,000.
The portion of unrealized gains and losses for the three and nine months ended September 30, 2026 and 2025 related to equity securities still held at the reporting date is shown in the table below.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gains (losses) on equity securities still held at the reporting date	$34	$455	$243	$503
Fair Value Measurements on a Nonrecurring Basis
There were no non-financial assets measured at fair value on a nonrecurring basis at September 30, 2026. Non-financial assets measured at fair value on a nonrecurring basis at December 31, 2025 consisted of real estate investments that were written down to estimated fair value in connection with the impairment recorded on one apartment community during the year ended December 31, 2025. This asset was further impaired during the three months ended March 31, 2026 and sold during the nine months ended September 30, 2026.

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
The estimated fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025, respectively, are as follows:

		(in thousands)
		September 30, 2026		December 31, 2025
	Balance Sheet Location	Amount	Fair Value	Amount	Fair Value
FINANCIAL ASSETS
Cash and cash equivalents (Level 1)	Cash and cash equivalents	$116,235	$116,235	$12,833	$12,833
Restricted cash (Level 1)	Restricted cash	$2,846	$2,846	$2,818	$2,818
FINANCIAL LIABILITIES
Revolving lines of credit (Level 3)	Revolving lines of credit	$—	$—	$154,925	$154,925
Unsecured senior notes (Level 3)(1)	Notes payable	$300,000	$260,840	$300,000	$267,420
Mortgages payable - Fannie Mae credit facility (Level 3)	Mortgages payable	$198,850	$169,827	$198,850	$175,996
Mortgages payable - other (Level 3)(1)	Mortgages payable	$344,969	$289,699	$400,134	$358,627
(1)Excludes deferred financing costs, debt premiums, and discounts.
NOTE 8 • ACQUISITIONS AND DISPOSITIONS
ACQUISITIONS
Centerspace did not acquire new real estate during the three and nine months ended September 30, 2026. Centerspace acquired $132.2 million and $281.2 million of new real estate during the three and nine months ended September 30, 2025, respectively. The acquisitions for the nine months ended September 30, 2025 are detailed below.

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
(1)Excludes $1.5 million in capitalized transaction costs.
(2)Assumption of seller’s debt upon closing.
(3)Intangible assets consist of in-place leases valued at the time of acquisition.
(4)Debt premium on assumed mortgages acquired.
DISPOSITIONS
During the nine months ended September 30, 2026, Centerspace disposed of fourteen apartment communities and associated commercial space and TIF note receivable in four transactions for an aggregate gross sales price of $318.8 million. Centerspace disposed of five apartment communities in one transaction for an aggregate sales price of $124.0 million during the nine months ended September 30, 2025. The dispositions for the nine months ended September 30, 2026 and 2025 are detailed below.

Nine Months Ended September 30, 2026

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain
176 homes - Civic Lofts - Denver, CO	June 29, 2026	$30,000	$29,750	$250
474 homes - 5 Rapid City, SD apartment communities	July 9, 2026	66,000	23,157	42,843
312 homes - 2 Minnesota apartment communities(1)	July 14, 2026	73,800	54,969	18,831
848 homes - 6 Bismarck, ND apartment communities	August 11, 2026	149,000	60,345	88,655
Total Dispositions		$318,800	$168,221	$150,579
(1)Includes a loss of $174,000 on disposition of a TIF note receivable with a carrying value of $4.5 million at the date of disposition.
Nine Months Ended September 30, 2025

		(in thousands)
Dispositions	Date Disposed	Sale Price	Net Book Value and Transaction Costs	Gain
832 homes - 5 St. Cloud apartment communities	September 23, 2025	$124,000	$44,469	$79,531
Total Dispositions		$124,000	$44,469	$79,531

NOTE 9 • SEGMENTS
Centerspace operates in a single reportable segment which includes the ownership, management, development, redevelopment, and acquisition of apartment communities. Each of the operating properties is considered a separate operating segment because each property earns revenues, incurs expenses, and has discrete financial information.
During the second quarter of 2026, the Company reevaluated its reportable segments under ASC 280, Segment Reporting, including the aggregation of operating segments. As a result of planned dispositions, including Held for Sale properties, and the impact of those dispositions, the Company changed the presentation of certain operating results within its segment disclosures. The Company continues to have one reportable segment, Multifamily. Activities that do not meet the criteria for inclusion in the Multifamily segment are presented in All Other or Unallocated, as applicable. The Company determined that this revised presentation is consistent with the manner in which the chief operating decision-makers (“CODM”) evaluates the business. In accordance with ASC 280, prior-period segment information presented herein has been recast to conform to the current-period presentation. The recast had no impact on the Company’s Condensed Consolidated Financial Statements.
The chief executive officer and chief financial officer are the CODMs. The CODMs evaluate each property’s operating results, using net operating income (“NOI”) to make decisions about resources to be allocated and to assess property performance, and do not group the properties based on geography, size, or type for this purpose. The Company defines NOI as total real estate revenues less property operating expenses, including real estate taxes. Centerspace believes that NOI is an important measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation, amortization, financing costs, including interest and other income, losses on extinguishment of debt, and interest expense, property management expenses, loss on litigation settlement, casualty losses net of recoveries, merger related costs, and general and administrative expense.
The apartment communities have similar long-term economic characteristics and similar operating characteristics, such as type and length of lease, services offered to residents, and property management practices. No apartment community comprises more than 10% of consolidated revenues, profits, or assets. Accordingly, the apartment communities are aggregated into a single reportable segment, Multifamily. “All other” is composed of non-multifamily properties and non-multifamily components of mixed-use properties, which did not meet the aggregation criteria. For the nine months ended September 30, 2026, the Company disposed of 14 apartment communities and associated commercial space which are included in “Unallocated”. During the year ended December 31, 2025, the Company disposed of 12 communities which are included in “Unallocated,” as they no longer contribute to segment revenues or operating expenses.

The following tables present NOI for the three and nine months ended September 30, 2026 and 2025, respectively, along with reconciliations to net income as reported in the Condensed Consolidated Financial Statements. Segment assets are also reconciled to total assets as reported in the Condensed Consolidated Financial Statements.

	(in thousands)
Three Months Ended September 30, 2026	Multifamily	All Other	Unallocated(3)	Total
Revenue	$56,173	$793	$2,549	$59,515
Property operating expenses
On-site compensation(1)	5,929	—	341	6,270
Repairs and maintenance(2)	3,560	16	150	3,726
Utilities	3,617	33	138	3,788
Administrative and marketing	1,392	—	41	1,433
Insurance	2,123	14	152	2,289
Real estate taxes	5,856	159	142	6,157
Net operating income	$33,696	$571	$1,585	$35,852
Property management expense				(1,986)
Casualty loss, net of recoveries				441
Depreciation and amortization				(23,127)
General and administrative expenses				(4,995)
Merger related costs				(5,020)
Gain on sale of real estate and other investments				150,308
Interest expense				(8,412)
Loss on extinguishment of debt				(526)
Interest and other income				1,112
Net income				$143,647
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.

	(in thousands)
Three Months Ended September 30, 2025	Multifamily	All Other	Unallocated(3)	Total
Revenue	$54,957	$789	$15,653	$71,399
Property operating expenses
On-site compensation(1)	5,604	—	1,836	7,440
Repairs and maintenance(2)	3,616	60	992	4,668
Utilities	3,267	39	1,061	4,367
Administrative and marketing	1,475	2	449	1,926
Insurance	2,205	19	585	2,809
Real estate taxes	5,344	141	1,680	7,165
Net operating income	$33,446	$528	$9,050	$43,024
Property management expense				(2,489)
Casualty loss, net of recoveries				(127)
Depreciation and amortization				(29,056)
Impairment of real estate investments				(8,676)
General and administrative expenses				(4,997)
Gain on sale of real estate and other investments				79,531
Interest expense				(12,989)
Loss on extinguishment of debt				(3)
Interest and other income				1,190
Net income				$65,408
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.

	(in thousands)
Nine Months Ended September 30, 2026	Multifamily	All Other	Unallocated(3)	Total
Revenue	$167,645	$2,418	$20,303	$190,366
Property operating expenses
On-site compensation(1)	17,213	—	2,137	19,350
Repairs and maintenance(2)	8,962	105	1,073	10,140
Utilities	10,338	93	1,371	11,802
Administrative and marketing	4,448	—	477	4,925
Insurance	6,340	46	770	7,156
Real estate taxes	18,166	523	1,822	20,511
Net operating income	$102,178	$1,651	$12,653	$116,482
Property management expense				(6,459)
Casualty loss, net of recoveries				668
Depreciation and amortization				(74,700)
Impairment of real estate investments				(9,700)
General and administrative expenses				(16,986)
Merger related costs				(5,020)
Gain on sale of real estate and other investments				150,579
Interest expense				(29,505)
Loss on extinguishment of debt				(526)
Interest and other income				2,711
Net income				$127,544
(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.

	(in thousands)
Nine Months Ended September 30, 2025	Multifamily	All Other	Unallocated(3)	Total
Revenue	$157,587	$2,184	$47,270	$207,041
Property operating expenses
On-site compensation(1)	16,033	—	5,367	21,400
Repairs and maintenance(2)	8,653	144	2,976	11,773
Utilities	9,377	109	3,501	12,987
Administrative and marketing	3,929	6	1,348	5,283
Insurance	5,798	58	1,832	7,688
Real estate taxes	16,845	456	5,205	22,506
Net operating income	$96,952	$1,411	$27,041	$125,404
Property management expense				(7,315)
Casualty loss, net of recoveries				(1,058)
Depreciation and amortization				(83,807)
Impairment of real estate investments				(23,219)
General and administrative expenses				(14,376)
Gain on sale of real estate and other investments				79,531
Interest expense				(33,348)
Loss on extinguishment of debt				(3)
Interest and other income				2,633
Net income				$44,442

(1)On-site compensation for administration, leasing, and maintenance personnel.
(2)Includes turnover expense.
(3)Apartment communities that have been sold are classified as unallocated, as they no longer contribute to segment revenues or operating expenses.
Segment Assets and Accumulated Depreciation
Segment assets are summarized as follows as of September 30, 2026, and December 31, 2025, respectively, along with reconciliations to the Condensed Consolidated Financial Statements:

	(in thousands)
As of September 30, 2026	Multifamily	All Other	Unallocated	Total
Segment assets
Property owned	$2,253,292	$13,307	$—	$2,266,599
Less accumulated depreciation	(624,377)	(3,908)	—	(628,285)
Total real estate investments	$1,628,915	$9,399	$—	$1,638,314
Cash and cash equivalents				116,235
Restricted cash				2,846
Other assets				36,635
Total Assets				$1,794,030

	(in thousands)
As of December 31, 2025	Multifamily	All Other	Unallocated(1)	Total
Segment assets
Property owned	$2,237,941	$13,264	$272,815	$2,524,020
Less accumulated depreciation	(556,243)	(3,499)	(100,382)	(660,124)
Total real estate investments	$1,681,698	$9,765	$172,433	$1,863,896
Cash and cash equivalents				12,833
Restricted cash				2,818
Other assets				46,620
Total Assets				$1,926,167
(1)Apartment communities sold during the nine months ended September 30, 2026 were recast to Unallocated as they are no longer segment assets.
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
In connection with the sale of a Minneapolis apartment community during the three months ended September 30, 2026, the Company deposited $800,000 into escrow to fund potential vapor intrusion mitigation costs. Initial environmental testing did not indicate that remediation was required; however, a second round of testing is required during the 2026–2027 heating season. As of September 30, 2026, the Company concluded that a remediation liability was not probable and, accordingly, no remediation liability was recognized. The Company is currently unable to reasonably estimate the amount, if any, of potential mitigation costs. Under the escrow agreement, the Company’s responsibility for such costs is limited to the amounts available in the escrow fund, and any costs in excess of the escrow fund are the responsibility of the purchaser.
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
Unfunded Commitments. As of September 30, 2026, Centerspace had unfunded commitments of $598,000 in two real estate technology venture funds. Refer to Note 7 - Fair Value Measurements for additional information regarding these investments.
NOTE 11 • SHARE-BASED COMPENSATION
Share-based awards are provided to officers, non-officer employees, and trustees under the 2025 Incentive Plan approved by shareholders on May 14, 2025 (the “2025 Incentive Plan”), which allows for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 650,000 shares over the ten-year period in which the plan is in effect. Under the 2025 Incentive Plan, officers and non-officer employees may earn share awards under a long-term incentive plan (“LTIP”), which is a forward-looking program that measures long-term performance over the stated performance period. These awards are payable to the extent deemed earned in shares. The terms of the long-term incentive awards granted under the program may vary from year to year. Generally, time-based RSUs include the right to receive dividend equivalents either upon vesting or as distributions are declared on common shares. Through September 30, 2026, awards under the 2025 Incentive Plan consisted of RSUs. The Company accounts for forfeitures of restricted and unrestricted common shares, RSUs, and stock options when they occur instead of estimating the forfeitures.
Prior to the approval of the 2025 Incentive Plan, share based awards were provided to officers, non-officer employees, and trustees under the 2015 Incentive Plan approved by shareholders on September 15, 2015, as amended and restated on May 18, 2021 (the “2015 Incentive Plan”), which allowed for awards in the form of cash, unrestricted and restricted common shares, stock options, stock appreciation rights, and RSUs up to an aggregate of 775,000 shares over the ten-year period in which the plan was in effect. Through September 30, 2026, awards under the 2015 Incentive Plan consisted of restricted and unrestricted common shares, RSUs, and stock options.
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
Share-Based Compensation Expense
Total share-based compensation expense recognized in the Condensed Consolidated Financial Statements for all outstanding share-based awards was $1.1 million and $873,000 for the three months ended September 30, 2026 and 2025, respectively, and $3.3 million and $2.6 million for the nine months ended September 30, 2026 and 2025.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (the “Report”); the audited financial statements for the year ended December 31, 2025, which are included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026; the risk factors in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, the risk factors included under the heading “Risk Factors” in our Proxy Statement on Schedule 14A filed with the SEC on October 7, 2026; and the risk factors in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026.
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
•IRT’s and Centerspace’s ability to complete the transaction on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder approvals and satisfaction of other closing conditions to consummate the transaction;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement between Centerspace and IRT;
•the outcome of any legal proceedings that may be instituted against Centerspace or IRT;
•delays in completing the proposed transaction involving Centerspace and IRT;
•the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Centerspace and IRT do business;
•the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•the ability of Centerspace and IRT to meet expectations regarding the timing, completion and accounting and tax treatment of the transaction;
•diversion of IRT’s and Centerspace’s management’s attention from ongoing business operations and opportunities;
•potential adverse reactions or changes to business, customer or employee relationships, including those resulting from the announcement or completion of the transaction;
•the ability to complete the transaction and integration of Centerspace and IRT successfully;
•the dilution caused by IRT’s issuance of additional shares of its capital stock in connection with the transaction;
•financing risks, including IRT’s and Centerspace’s potential inability to meet existing covenants in IRT’s and Centerspace’s existing credit facilities or to obtain new debt or equity financing on favorable terms, or at all;
•Centerspace’s ability to realize the anticipated benefits of its recently completed dispositions;
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
Executive Summary
We are a real estate investment trust, or REIT, that owns, manages, acquires, redevelops, and develops apartment communities. We primarily focus on investing in markets characterized by stable and growing economic conditions, strong employment, and an attractive quality of life that we believe, in combination, lead to higher demand for our apartment homes and retention of our residents. As of September 30, 2026, we owned 47 apartment communities containing 10,456 apartment homes. Property owned, as presented in our Condensed Consolidated Balance Sheets at historical cost was $2.3 billion at September 30, 2026 and $2.5 billion at December 31, 2025.
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
Transaction with IRT
On September 8, 2026, we entered into the Merger Agreement to combine with IRT. Under the terms of the Merger Agreement, each issued and outstanding Centerspace Common Share will be converted into the right to receive a number of shares of IRT Common Stock equal to the Exchange Ratio. The Company Merger, which may close as early as the end of the fourth quarter of 2026, is subject to approval by Centerspace shareholders and IRT stockholders and other customary closing conditions. Subject to the terms of the Merger Agreement, IRT may elect to defer Closing until the earlier of (x) ten business days after consents to the transactions contemplated by the Merger Agreement are obtained from certain of Centerspace’s existing lenders and (y) the tenth business day prior to June 30, 2027. In some circumstances, upon termination of the Merger Agreement, Centerspace may be required to pay IRT a termination fee of $45.0 million, or IRT may be required to pay Centerspace a termination fee of $60.0 million.

For additional information regarding the pending business combination with IRT, see Note 1—Organization—“Pending IRT Business Combination” to the Condensed Consolidated Financial Statements and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
Overview of the Three Months Ended September 30, 2026
•Disposed of thirteen apartment communities consisting of 1,634 homes for an aggregate sales price of $288.8 million, bringing total aggregate sales price on dispositions during the year to $318.8 million.
•Fully repaid the line of credit balances and reduced the borrowing capacity by $150.0 million to $250.0 million, contributing to a $4.6 million decrease in interest expense compared to the same period in the prior year.
•For the three months ended September 30, 2026, revenue decreased by $11.9 million or 16.6% to $59.5 million, compared to $71.4 million for the three months ended September 30, 2025, primarily due to the sale of 14 apartment communities during the nine months ended September 30, 2026 and 12 apartment communities in the prior year, offset by increased revenue from non-same-store communities.
•Same-store revenues were flat year over year, while property operating expenses increased by 4.2%, partially due to a large one-time utility expense of $200,000, resulting in a 2.7% decrease in same-store NOI compared to the same period of the prior year.
•Net income was $7.28 per diluted share for the three months ended September 30, 2026, compared to net income of $3.19 per diluted share for the same period of the prior year primarily due to the higher gain on sale of real estate and other investments of $150.3 million compared to $79.5 million in the same period of the prior year.
•Non-GAAP Core Funds from Operations (“Core FFO”) per diluted share decreased to $1.11 for the three months ended September 30, 2026, compared to $1.19 for the three months ended September 30, 2025. See the description of Core FFO on pages 33 and 34 and the reconciliation of net income available to common shareholders to FFO and Core FFO on page 35. This decrease was primarily due to decreased NOI as a result of dispositions, offset by increased NOI on non-same-store communities and decreased interest expense from lower debt balances. The drivers of these changes are discussed in more detail in the “Results of Operations” section below.
Results of Operations
GAAP and Non-GAAP Financial Measures
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total real estate revenues less property operating expenses, including real estate taxes and is reconciled to operating income below. We believe that NOI is an important supplemental measure of operating performance for real estate because it provides a measure of operations that excludes gain (loss) on the sale of real estate and other investments, impairment, depreciation and amortization, financing costs, including interest and other income, losses on extinguishment of debt, and interest expense, property management expenses, casualty losses net of recoveries, loss on litigation settlement, merger related costs and general and administrative expenses. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders, or cash flow from operating activities as a measure of financial performance.
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
For the comparison of the nine months ended September 30, 2026 and 2025, 44 apartment communities were same-store and three apartment communities were non-same-store. Sold communities are included in “Dispositions,” for all periods presented, while “Other properties” includes non-multifamily properties and the non-multifamily components of mixed-use properties. During the three and nine months ended September 30, 2026, we disposed of 13 and 14 apartment communities consisting of 1,634 and 1,810 apartment homes, respectively. During the year ended December 31, 2025, we disposed of 12 apartment communities consisting of 1,511 apartment homes.
Reconciliation of Operating Income to Net Operating Income (non-GAAP)
The following table provides a reconciliation of operating income to NOI (non-GAAP), which is defined above.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating income	$151,473	$77,210	$74,263	96.2%	$154,864	$75,160	$79,704	106.0%
Adjustments:
Property management expenses	1,986	2,489	(503)	(20.2)%	6,459	7,315	(856)	(11.7)%
Casualty loss, net of recoveries	(441)	127	(568)	(447.2)%	(668)	1,058	(1,726)	(163.1)%
Depreciation and amortization	23,127	29,056	(5,929)	(20.4)%	74,700	83,807	(9,107)	(10.9)%
Impairment of real estate investments	—	8,676	(8,676)	(100.0)%	9,700	23,219	(13,519)	(58.2)%
General and administrative expenses	4,995	4,997	(2)	—%	16,986	14,376	2,610	18.2%
Merger related costs	5,020	—	5,020	N/A	5,020	—	5,020	N/A
Gain on sale of real estate and other investments	(150,308)	(79,531)	(70,777)	89.0%	(150,579)	(79,531)	(71,048)	89.3%
Net operating income	$35,852	$43,024	$(7,172)	(16.7)%	$116,482	$125,404	$(8,922)	(7.1)%

The following consolidated results of operations, including GAAP and non-GAAP metrics, cover the three and nine months ended September 30, 2026 and 2025.

	(in thousands, except percentages)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue
Same-store(1)	$49,974	$49,965	$9	—%	$149,401	$149,429	$(28)	—%
Non-same-store(1)	6,199	4,992	1,207	*	18,244	8,158	10,086	*
Other properties(1)	793	789	4	0.5%	2,418	2,184	234	10.7%
Dispositions(1)	2,549	15,653	(13,104)	*	20,303	47,270	(26,967)	*
Total	59,515	71,399	(11,884)	(16.6)%	190,366	207,041	(16,675)	(8.1)%
Property operating expenses, including real estate taxes
Same-store(1)	20,306	19,488	818	4.2%	58,742	57,173	1,569	2.7%
Non-same-store(1)	2,171	2,023	148	*	6,725	3,462	3,263	*
Other properties(1)	222	261	(39)	(14.9)%	767	773	(6)	(0.8)%
Dispositions(1)	964	6,603	(5,639)	*	7,650	20,229	(12,579)	*
Total	23,663	28,375	(4,712)	(16.6)%	73,884	81,637	(7,753)	(9.5)%
Net operating income
Same-store(1)	29,668	30,477	(809)	(2.7)%	90,659	92,256	(1,597)	(1.7)%
Non-same-store(1)	4,028	2,969	1,059	*	11,519	4,696	6,823	*
Other properties(1)	571	528	43	8.1%	1,651	1,411	240	17.0%
Dispositions(1)	1,585	9,050	(7,465)	*	12,653	27,041	(14,388)	*
Total	$35,852	$43,024	$(7,172)	(16.7)%	$116,482	$125,404	$(8,922)	(7.1)%
Property management expenses	(1,986)	(2,489)	(503)	(20.2)%	(6,459)	(7,315)	(856)	(11.7)%
Casualty loss, net of recoveries	441	(127)	(568)	(447.2)%	668	(1,058)	(1,726)	(163.1)%
Depreciation and amortization	(23,127)	(29,056)	(5,929)	(20.4)%	(74,700)	(83,807)	(9,107)	(10.9)%
Impairment of real estate investments	—	(8,676)	(8,676)	(100.0)%	(9,700)	(23,219)	(13,519)	(58.2)%
General and administrative expenses	(4,995)	(4,997)	(2)	—%	(16,986)	(14,376)	2,610	18.2%
Merger related costs	(5,020)	—	5,020	N/A	(5,020)	—	5,020	N/A
Gain on sale of real estate and other investments	150,308	79,531	70,777	89.0%	150,579	79,531	71,048	89.3%
Interest expense	(8,412)	(12,989)	(4,577)	(35.2)%	(29,505)	(33,348)	(3,843)	(11.5)%
Loss on extinguishment of debt	(526)	(3)	523	*	(526)	(3)	523	*
Interest and other income	1,112	1,190	(78)	(6.6)%	2,711	2,633	78	3.0%
NET INCOME	$143,647	$65,408	$78,239	119.6%	$127,544	$44,442	$83,102	187.0%
Distributions to Series D preferred unitholders	(57)	(109)	52	(47.7)%	(172)	(429)	257	(59.9)%
Net income attributable to noncontrolling interests – Operating Partnership and Series E preferred units	(20,262)	(9,197)	(11,065)	120.3%	(17,953)	(6,071)	(11,882)	195.7%
Net income attributable to noncontrolling interests – consolidated real estate entities	—	(2,319)	2,319	(100.0)%	—	(2,408)	2,408	(100.0)%
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$123,328	$53,783	$69,545	129.3%	$109,419	$35,534	$73,885	207.9%
(1)This is a non-GAAP financial measure which is a component of NOI (non-GAAP), as defined above. Refer to the Reconciliation of Operating Income to Net Operating Income above. Non-GAAP financial measures should not be considered an alternative to net income, net income available for common shareholders, or cash flow from operating activities as a measure of financial performance.
* Not a meaningful percentage.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Occupancy(1)	2026	2025	2026	2025
Same-store	95.0%	95.7%	95.5%	95.8%
Non-same-store	95.3%	86.6%	94.3%	85.8%
Total	95.2%	95.1%	95.4%	95.4%
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

Number of Apartment Homes	as of September 30, 2026	as of September 30, 2025
Same-store	9,407	9,406
Non-same-store	1,049	1,049
Dispositions	—	2,486
Total	10,456	12,941
Same-store analysis.  Revenue from same-store communities remained consistent in the three months ended September 30, 2026, compared to the same period in the prior year. The average monthly revenue per occupied home increased by 0.8% for the three months ended September 30, 2026 while weighted average occupancy decreased 0.7% from 95.7% for the three months ended September 30, 2025 to 95.0% for the three months ended September 30, 2026. Property operating expenses, including real estate taxes, at same-store communities increased by 4.2% or $818,000 in the three months ended September 30, 2026, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $487,000, primarily due to an increase in utilities and on-site compensation, offset by a decrease in administrative and marketing. Non-controllable expenses at same-store communities increased by $331,000, due to an increase in real estate taxes, offset by a decrease in insurance costs. Same-store NOI decreased by $809,000 to $29.7 million for the three months ended September 30, 2026, compared to $30.5 million in the same period of the prior year.
Revenue from same-store communities remained consistent in the nine months ended September 30, 2026, compared to the same period in the prior year. The average monthly revenue per occupied home increased by 0.4% for the nine months ended September 30, 2026 while weighted average occupancy decreased from 95.8% for the nine months ended September 30, 2025 to 95.5% for the nine months ended September 30, 2026. Property operating expenses, including real estate taxes, at same-store communities increased by 2.7% or $1.6 million in the nine months ended September 30, 2026, compared to the same period in the prior year. At same-store communities, controllable expenses (which exclude insurance and real estate taxes) increased by $1.2 million, primarily due to an increase in administrative and marketing costs, utilities, compensation costs, and repairs and maintenance. Non-controllable expenses at same-store communities increased by $418,000, due to insurance-related losses and real estate taxes. Same-store NOI decreased by $1.6 million to $90.7 million for the nine months ended September 30, 2026, compared to $92.3 million in the same period of the prior year.
Non-same-store analysis. Revenue from non-same-store communities increased by $1.2 million in the three months ended September 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $148,000. NOI at non-same-store communities increased by $1.1 million for the three months ended September 30, 2026, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of two apartment communities, one during the second quarter of the prior year and one during the third quarter of the prior year.
Revenue from non-same-store communities increased by $10.1 million in the nine months ended September 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes at non-same-store communities increased by $3.3 million for the nine months ended September 30, 2026, compared to the same period in the prior year. NOI at non-same-store communities increased by $6.8 million for the nine months ended September 30, 2026, compared to the same period of the prior year. The increase in revenue, property operating expenses, and NOI from non-same-store communities is primarily due to the addition of two apartment communities, one during the second quarter of the prior year and one during the third quarter of the prior year.
Other properties analysis. Revenue from other properties, which encompasses our commercial and mixed-use activity, increased by $4,000 in the three months ended September 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties decreased by $39,000, compared to the same period in the prior year. NOI at other properties increased by $43,000, compared to the same period in the prior year. The increase in revenue and NOI on other properties is primarily due to increased occupancy in the current period.
Revenue from other properties increased by $234,000 in the nine months ended September 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, at other properties decreased by $6,000, compared to the same period in the prior year. NOI at other properties increased by $240,000, compared to the same period in the prior year. The increase in revenue and NOI on other properties is primarily due to increased occupancy in the current period.
Dispositions analysis. Revenue from dispositions decreased by $13.1 million in the three months ended September 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, decreased by $5.6 million on dispositions, compared to the same period in the prior year. NOI on dispositions decreased $7.5 million, compared to the same period in the prior year. We disposed of five apartment communities during the third quarter of 2025, seven apartment communities in the fourth quarter 2025, one apartment community in the second quarter of 2026, and thirteen apartment communities in the third quarter of 2026.
Revenue from dispositions decreased by $27.0 million in the nine months ended September 30, 2026, compared to the same period in the prior year. Property operating expenses, including real estate taxes, decreased by $12.6 million on dispositions, compared to the same period in the prior year. NOI on dispositions decreased by $14.4 million, compared to the same period in the prior year. We disposed of five apartment communities during the third quarter of 2025, seven apartment communities in the fourth quarter 2025, one apartment community in the second quarter of 2026, and thirteen apartment communities in the third quarter of 2026.
Property management expenses. Property management expenses, consisting of property management overhead and property management fees paid to third parties, decreased by 20.2% to $2.0 million in the three months ended September 30, 2026. The decrease was primarily due to reduced compensation related costs and technology related costs resulting from a reduction in headcount and number of communities compared to the same period of the prior year.
Property management expenses, consisting of property management overhead and property management fees paid to third parties, decreased by $856,000 to $6.5 million in the nine months ended September 30, 2026, compared to $7.3 million in the same period of the prior year. The decrease was primarily due to reduced compensation related costs resulting from a reduction in headcount and fewer apartment communities compared to the same period of the prior year, offset by an increase in fees paid to third parties for management of an apartment community we acquired in the second quarter of 2025.
Casualty loss, net of recoveries. Casualty activity was a net recovery of $441,000 in the three months ended September 30, 2026, compared to a net casualty loss of $127,000 in the same period of the prior year. The change is primarily due to fewer large loss claims, along with increases in insurance recoveries and subrogation proceeds compared to the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Casualty activity was a net recovery of $668,000 in the nine months ended September 30, 2026, compared to a net casualty loss of $1.1 million in the same period of the prior year. The change is primarily due to fewer large losses in the current period, settlement of multi-year claims in excess of our deductible along with subrogation proceeds compared to the same period of the prior year. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Depreciation and amortization. Depreciation and amortization decreased by 20.4% to $23.1 million in the three months ended September 30, 2026, compared to $29.1 million in the same period of the prior year, primarily attributable to a decrease of $2.6 million in depreciation from dispositions and $3.5 million from amortization of in-place leases on non-same-store communities that did not recur in the current year offset by an increase of $400,000 on non-same-store depreciation driven by the addition of an apartment community in the third quarter of the prior year.
Depreciation and amortization decreased by $9.1 million to $74.7 million in the nine months ended September 30, 2026, compared to $83.8 million in the same period of the prior year, primarily attributable to a decrease of $9.3 million in depreciation from dispositions and $1.3 million on same-store communities, along with a decrease of $3.5 million from amortization of in-place leases on non-same-store communities that did not recur in the current year, offset by an increase of $4.7 million on non-same-store driven by the addition of two apartment communities, one during the second quarter of the prior year and one in the third quarter of the prior year, along with value add and acquisition capital projects.
Impairment of real estate investments. There was no impairment of real estate investments in the three months ended September 30, 2026, compared to $8.7 million in the three months ended September 30, 2025. Impairment during the three months ended September 30, 2025 was the result of six apartment communities that were written down to estimated fair value in connection with their reclassification to assets held for sale. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Impairment of real estate investments was $9.7 million in the nine months ended September 30, 2026, compared to $23.2 million in the nine months ended September 30, 2025. Impairment during the nine months ended September 30, 2026, was due to one apartment community written down to estimated fair value and the impairment during the nine months ended September 30, 2025 was the result of six apartment communities that were written down to estimated fair value in connection with their reclassification to assets held for sale. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
General and administrative expenses. General and administrative expenses were flat in the three months ended September 30, 2026, compared to the same period of the prior year. We incurred increased compensation costs from higher share-based compensation costs, $197,000 in severance and related costs from dispositions, and $130,000 in professional and legal fees in the three months ended September 30, 2026, offset by lower consulting expenses and salary related costs compared to the same period of the prior year.
General and administrative expenses increased by $2.6 million to $17.0 million in the nine months ended September 30, 2026, compared to $14.4 million in the same period of the prior year. The increase was primarily due to $1.2 million in fees related to the strategic review, increased compensation costs from higher share-based compensation costs, $1.1 million in severance and related costs from dispositions, and $282,000 in professional and legal fees in the nine months ended September 30, 2026, compared to the same period of the prior year.
Merger related costs. Merger related costs were $5.0 million for the three and nine months ended September 30, 2026. These costs include professional and advisory fees related to the Merger Agreement with IRT. For additional information regarding the pending business combination with IRT, see Note 1—Organization—“Pending IRT Business Combination” to the Condensed Consolidated Financial Statements and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
Gain on sale of real estate and other investments. Gain on sale of real estate for the three months ended September 30, 2026 was $150.3 million compared to a $79.5 million gain in the same period of the prior year. The gain on sale was due to the disposition of 13 apartment communities and associated commercial space and TIF note receivable in the current period compared to five dispositions in the same periods of the prior year. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Gain on sale of real estate and other investments for the nine months ended September 30, 2026 was $150.6 million compared to a $79.5 million gain in the same period of the prior year. The gain on sale was due to the disposition of 14 apartment communities and associated commercial space and TIF note receivable in the current period compared to five dispositions in the same period of the prior year. See Note 8 of the Notes to the Condensed Consolidated Financial Statements in the report for more details.
Interest expense. Interest expense decreased by 35.2% to $8.4 million in the three months ended September 30, 2026, compared to $13.0 million in the same period of the prior year, primarily due to lower interest on our lines of credit and a reduction in interest on mortgages payable, offset by higher amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the third quarter of the prior year.
Interest expense decreased by 11.5% to $29.5 million in the nine months ended September 30, 2026, compared to $33.3 million in the same period of the prior year, primarily due to lower interest on our lines of credit and a reduction in mortgage interest, offset by higher amortization of debt discount resulting from the assumption of mortgages in connection with an acquisition in the third quarter of the prior year.
Interest and other income. Interest and other income decreased to $1.1 million in the three months ended September 30, 2026, compared to $1.2 million in the same period of the prior year. The decrease was primarily due to a higher unrealized gain on investments in the prior year compared to the same period of the current year, offset by an increase on interest income on cash balances due to retaining cash after dispositions.
Interest and other income increased to $2.7 million in the nine months ended September 30, 2026, compared to $2.6 million in the same period of the prior year. The increase was primarily due to an increase in interest income on cash balances due to retaining cash after dispositions and interest on a real estate related note receivable which has a higher principal balance in the current period compared to the same period of the prior year, offset by a higher unrealized gain on investments in the prior year compared to the same period of the current year.
Net income available to common shareholders. Net income available to common shareholders was $123.3 million for the three months ended September 30, 2026, compared to a net income of $53.8 million in the three months ended September 30, 2025.
Net income available to common shareholders was $109.4 million for the nine months ended September 30, 2026, compared to a net income of $35.5 million for the nine months ended September 30, 2025.
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
Net income available to common shareholders for the three months ended September 30, 2026, was $123.3 million compared to net income of $53.8 million for the same period of the prior year. FFO applicable to common shares and Units for the three months ended September 30, 2026, decreased to $16.2 million compared to $23.3 million for the comparable period of the prior year, representing a decrease of 30.7%. This FFO decrease was primarily due to decreased NOI from dispositions and same-store communities, along with $5.0 million in professional fees related to the Merger Agreement, offset by increased NOI from non-same-store communities, a decrease in interest expense from lower debt balances, and more interest income.
Net income available to common shareholders for the nine months ended September 30, 2026, was $109.4 million compared to net income of $35.5 million for the same period of the prior year. FFO applicable to common shares and Units for the nine months ended September 30, 2026, decreased to $60.8 million compared to $71.1 million for the comparable period of the prior year, representing a decrease of 14.4%. This FFO decrease was primarily due to decreased NOI from dispositions and same-store communities along with increases in general and administrative expenses from fees related to the strategic review and $5.0 million in professional fees related to the Merger Agreement and, offset by increased NOI from non-same-store communities, decreased interest expense from lower debt balances, decreased property management expense and interest income.

Reconciliation of Net Income Available to Common Shareholders to Funds from Operations and Core Funds from Operations

	(in thousands, except per share and unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Funds from Operations:
Net income available to common shareholders	$123,328	$53,783	$109,419	$35,534
Adjustments:
Noncontrolling interests – Operating Partnership and Series E preferred units	20,262	9,197	17,953	6,071
Depreciation and amortization	23,127	29,056	74,700	83,807
Less depreciation – non real estate	(64)	(85)	(198)	(252)
Less depreciation – partially owned entities	—	—	—	(43)
Impairment of real estate investments	—	8,676	9,700	23,219
Gain on sale of real estate and other investments	(150,308)	(79,531)	(150,579)	(79,531)
Less gain on sale of real estate - partially owned entities	—	2,251	—	2,251
Loss on sale of non real estate assets	(174)	—	(174)	—
FFO applicable to common shares and Units	$16,171	$23,347	$60,821	$71,056

Adjustments to Core FFO:
Non-cash casualty (recovery) loss	(555)	(123)	(813)	308
Loss on extinguishment of debt	526	3	526	3
Loss on sale of non real estate assets	174	—	174	—
Amortization of assumed debt	214	530	1,068	1,365
Severance and related costs	197	—	1,077	—
Legal and other costs related to strategic review	126	—	1,230	—
Merger related costs	5,020	—	5,020	—
Other miscellaneous items(1)	(34)	(397)	(243)	(96)
Core FFO applicable to common shares and Units	$21,839	$23,360	$68,860	$72,636

FFO applicable to common shares and Units	$16,171	$23,347	$60,821	$71,056
Distributions to Series D preferred unitholders	57	109	172	429
FFO applicable to common shares and Units - diluted	$16,228	$23,456	$60,993	$71,485

Core FFO applicable to common shares and Units	$21,839	$23,360	$68,860	$72,636
Distributions to Series D preferred unitholders	57	109	172	429
Core FFO applicable to common shares and Units - diluted	$21,896	$23,469	$69,032	$73,065

Per Share Data
Net income per common share - diluted	$7.28	$3.19	$6.46	$2.12
FFO per share and Unit - diluted	$0.83	$1.19	$3.10	$3.60
Core FFO per share and Unit - diluted	$1.11	$1.19	$3.51	$3.68

Weighted average shares - basic for net income	16,796	16,726	16,793	16,731
Effect of operating partnership Units for FFO and Core FFO	881	966	897	972
Effect of Series D preferred units for FFO and Core FFO	82	155	82	204
Effect of Series E preferred units for FFO and Core FFO	1,877	1,898	1,884	1,903
Effect of dilutive restricted stock units and stock options for FFO and Core FFO(3)	24	26	26	25
Weighted average shares and Units for FFO and Core FFO - diluted	19,660	19,771	19,682	19,835
(1)Consists of (gain) loss on investments and interest rate swap amortization.
(2)Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional details on net income per share.
(3)Includes participating and non participating restricted stock units.

Acquisitions and Dispositions
We did not acquire new real estate during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, we disposed of fourteen apartment communities and one TIF note receivable in four transactions for an aggregate sales price of $318.8 million. Refer to Note 8 in the Condensed Consolidated Financial Statements for more information.
Distributions Declared
Distributions of $0.77 and $2.31 per common share and Unit were declared during the three and nine months ended September 30, 2026 and 2025. Distributions of $0.9655 and $2.8965 per Series D preferred unit were declared during the three and nine months ended September 30, 2026 and 2025. Distributions of $0.96875 and $2.9063 per Series E preferred unit were declared during the three and nine months ended September 30, 2026 and 2025.
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
Our primary sources of liquidity are cash and cash equivalents on hand and cash flows generated from operations. Other sources include availability under our unsecured lines of credit, proceeds from property dispositions, including restricted cash related to net tax deferred proceeds, real estate deposits, and long-term unsecured debt and secured mortgages.
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
As of September 30, 2026, we had total liquidity of approximately $366.2 million, which included $250.0 million available on our line of credit based on the value of unencumbered properties and $116.2 million of cash and cash equivalents. As of December 31, 2025, we had total liquidity of approximately $267.9 million, which included $255.1 million available on our line of credit based on the value of unencumbered properties and $12.8 million of cash and cash equivalents.
On September 8, 2026, we entered into the Merger Agreement, which, subject to specified exceptions and IRT’s consent rights, restricts our ability to undertake certain financing and capital allocation activities, including incurring or modifying indebtedness, issuing securities, repurchasing shares and making distributions. For additional information regarding the pending business combination with IRT, see Note 1—Organization—“Pending IRT Business Combination” to the Condensed Consolidated Financial Statements and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q.
In connection with the proposed merger, we entered into arrangements with financial and legal advisors under which aggregate success-based fees of approximately $17.5 million will become payable only upon consummation of the merger. Because the merger had not been consummated as of November 2, 2026 and no amounts are payable if the merger is not completed, no liability for these fees was recognized as of that date. If the merger is completed, we expect to pay these fees at or shortly before closing and recognize the related expense at that time.
Debt
As of September 30, 2026, we had a multibank, revolving line of credit with total commitments and borrowing capacity of $250.0 million, based on the value of unencumbered properties, (the “Unsecured Credit Facility” or “Facility”). As of

September 30, 2026, borrowing availability was $250.0 million as there was no outstanding balance on this line of credit. As of December 31, 2025, there was $154.0 million outstanding, bearing interest at a rate of 5.12%, and additional borrowing availability was $246.0 million. The line of credit is utilized to refinance existing indebtedness, to finance property acquisitions, to finance capital expenditures, and for general corporate purposes. This Facility matures in July 2028, with an option to extend maturity for up to two additional six-month periods.
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
We had an operating line of credit agreement with US Bank, N.A. which had a borrowing capacity of up to $10.0 million and pricing based on SOFR. This operating line of credit terminated in September 2026 and had no outstanding balance as of September 30, 2026. As of December 31, 2025, there was $925,000 outstanding bearing interest at a rate of 5.91%.
We have a private shelf agreement with PGIM, Inc., an affiliate of Prudential Financial, Inc., and certain affiliates of PGIM, Inc. (collectively, “PGIM”) under which we have issued $175.0 million in unsecured senior promissory notes (“Unsecured Shelf Notes”). On October 28, 2024, the shelf agreement was amended to extend the period of time during which we may borrow money to October 2027 and to increase the borrowing capacity to $300.0 million. We also issued $125.0 million of senior unsecured promissory notes (the “Unsecured Club Notes”, and collectively with the Unsecured Shelf Notes, the “unsecured senior notes”), under a separate private note purchase agreement with PGIM and certain other lenders. The following table shows the notes issued under both agreements as of September 30, 2026 and December 31, 2025.

	(in thousands)
	Amount	Maturity Date	Fixed Interest Rate
Series A	$75,000	September 13, 2029	3.84%
Series B	$50,000	September 30, 2028	3.69%
Series C	$50,000	June 6, 2030	2.70%
Series 2021-A	$35,000	September 17, 2030	2.50%
Series 2021-B	$50,000	September 17, 2031	2.62%
Series 2021-C	$25,000	September 17, 2032	2.68%
Series 2021-D	$15,000	September 17, 2034	2.78%
We have a $198.9 million Fannie Mae Credit Facility Agreement (the “FMCF”). The FMCF is currently secured by mortgages on 7 apartment communities. The notes are interest-only, with varying maturity dates between September 2028 and September 2033, and a blended, weighted average fixed interest rate of 2.78%. As of September 30, 2026 and December 31, 2025, the FMCF had a balance of $198.9 million. The FMCF is included within mortgages payable on the Condensed Consolidated Balance Sheets.
Mortgage loan indebtedness, excluding unamortized premiums and discounts and the FMCF, was $345.0 million on 9 apartment communities at September 30, 2026 and $400.1 million on 10 apartment communities at December 31, 2025. All of our mortgage debt is collateralized by apartment communities and is non-recourse at fixed rates of interest, with staggered maturities. This reduces the exposure to changes in interest rates, which minimizes the effect of interest rate fluctuations on our results of operations and cash flows. As of September 30, 2026 and December 31, 2025, the weighted average interest rate on mortgage debt was 3.94% and 3.88%, respectively. Further information, including principal payments due on our mortgage indebtedness and other tabular information, can be found in Note 5 - Debt in the Condensed Consolidated notes.
Our borrowings are subject to customary covenants and limitations. We believe that we were in compliance with all such covenants and limitations as of September 30, 2026.
Equity
We have an ATM Program through which we may offer and sell common shares in amounts and at times determined by management. The maximum aggregate offering price of common shares available for offer and sale thereunder is $500.0 million. Under the ATM Program, we may enter into separate forward sale agreements. The proceeds from the sale of common shares under the ATM Program can be used for general corporate purposes, including the funding of acquisitions, construction or mezzanine loans, community renovations, and the repayment of indebtedness. There were no sales of common shares under the ATM Program during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the remaining aggregate offering capacity under the ATM Program was $262.9 million. However, our ability to make additional sales under the ATM Program is contingent upon filing a new shelf registration statement on Form S-3, the effectiveness of that registration statement, and filing a related prospectus supplement. Further information can be found in Note 4 - Mezzanine Equity and Equity in the Condensed Consolidated notes.

Effective July 31, 2025, the Board of Trustees authorized a share repurchase program (the “2025 Share Repurchase Program”), providing for the repurchase of up to an aggregate of $100.0 million of our outstanding common shares. The 2025 Share Repurchase Program expired on September 30, 2026. On August 11, 2026, the Board of Trustees authorized renewal of the share repurchase program (the “2026 Share Repurchase Program”), which became effective on September 30, 2026 upon expiration of the previous program. Under the 2026 Share Repurchase Program, we are authorized to repurchase an aggregate of $50.0 million of our outstanding common shares through open market purchases, privately-negotiated transactions, block trades or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The specific timing and amount of repurchases may vary based on available capital resources or other financial and operational performance, market conditions, securities law limitations, and other factors, including the Merger Agreement. The table below provides details on the shares repurchased under these programs during the nine months ended September 30, 2026 and 2025. As of September 30, 2026, we had $50.0 million remaining authorized for purchase under the 2026 Share Repurchase Program.

	(in thousands, except per share amounts)
Nine Months Ended September 30,	Number of Common Shares	Aggregate Cost(1)	Average Price Per Share(1)
2026	45	$2,516	$55.54
2025	63	3,454	54.86
(1)Amount includes commissions.
We had 1.5 million and 1.6 million Series E preferred units (noncontrolling interests) outstanding on September 30, 2026 and December 31, 2025, respectively. Each Series E preferred unit has a par value of $100. The Series E preferred unit holders receive a preferred distribution at the rate of 3.875% per year. Each Series E preferred unit is convertible, at the holder’s option, into 1.20482 Units. The Series E preferred units had an aggregate liquidation preference of $153.8 million and $157.0 million as of September 30, 2026 and December 31, 2025, respectively. The holders of the Series E preferred units do not have voting rights.
We had 59,400 Series D preferred units outstanding on September 30, 2026 and December 31, 2025. The Series D preferred units have a par value of $100 per preferred unit. The Series D preferred unit holders receive a preferred distribution at the rate of 3.862% per year and have a put option which allows the holder to redeem any or all of the Series D preferred units for cash equal to the issuance price. Each Series D preferred unit is convertible, at the holder’s option, into 1.37931 Units. The Series D preferred units had an aggregate liquidation value of $5.9 million at September 30, 2026 and December 31, 2025.
Changes in Cash, Cash Equivalents, and Restricted Cash
As of September 30, 2026, we had cash and cash equivalents of $116.2 million and restricted cash consisting of $2.8 million of security deposits and escrows held by third parties. As of December 31, 2025, we had cash and cash equivalents of $12.8 million and restricted cash consisting of $2.8 million of security deposits and escrows held by lenders for real estate taxes, insurance, and capital additions.
The following discussion relates to changes in consolidated cash, cash equivalents, and restricted cash which are presented in the Condensed Consolidated Statements of Cash Flows in Part I, Item 1 above.
In addition to cash flows from operations of $64.8 million during the nine months ended September 30, 2026, we generated capital from various activities, including:
•Receiving $315.2 million in net proceeds from the sale of fourteen apartment communities and other investments.
During the nine months ended September 30, 2026, we used capital for various activities, including:
•Repaying $154.9 million on our lines of credit, net of draws;
•Repaying $55.2 million of mortgage principal;
•Funding capital improvements for apartment communities of approximately $18.8 million;
•Paying distributions on common shares, Series E preferred units, and Units of $45.4 million; and
•Repurchasing 45,310 common shares for an average of $55.54 per share.

Contractual Obligations and Other Commitments
Except as described in Note 1—Organization—“Pending IRT Business Combination,” Note 5—Debt and Note 10—Commitments and Contingencies, there have been no material changes to the contractual obligations and other commitments described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
In preparing the Condensed Consolidated Financial Statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A summary of critical accounting policies is included in our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 17, 2026, under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this report for additional information. There have been no other significant changes to the critical accounting policies during the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures:
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting:
In connection with the evaluation required by Rule 13a-15(d), management, with the participation of the Chief Executive Officer and Chief Financial Officer, has identified no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the Risk Factors previously disclosed in Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
The Mergers may not be consummated on the terms or timeline currently contemplated, or at all. Consummation of the Mergers is subject to many conditions, including obtaining certain regulatory approvals outside our control, and if these conditions are not satisfied or waived, the Mergers will not be consummated, which could adversely affect our business and, in certain circumstances, result in Centerspace being required to pay a termination fee to IRT.
Consummation of the Mergers is subject to certain conditions, including: (1) the receipt of required approvals from IRT’s stockholders and from Centerspace’s shareholders; (2) approval for listing on the NYSE, subject to official notice of issuance, of the shares of IRT Common Stock to be issued in the Mergers, including shares of IRT Common Stock issuable upon conversion of IROP Common Units and IROP preferred units issued in the Partnership Merger; (3) the effectiveness of the registration statement relating to the Mergers, and no stop order suspending the effectiveness of such registration statement and no proceedings for such purpose shall have been initiated by the SEC and not withdrawn; (4) the absence of a court order or other legal restraint preventing the consummation of the Mergers; (5) accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) receipt by Centerspace of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code; (8) receipt by IRT of an opinion of counsel to Centerspace that Centerspace qualifies as a REIT under the Internal Revenue Code, and receipt by Centerspace of an opinion of counsel to IRT that IRT qualifies as a REIT under the Internal Revenue Code; and (9) the absence of any continuing material adverse effect on Centerspace or IRT since the date of the Merger Agreement.
Neither IRT nor Centerspace can provide assurance that the conditions to consummation of the Mergers will be satisfied or waived, and accordingly, that the Mergers will be consummated on the terms or timeline that the parties anticipate, or at all. IRT or Centerspace may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not consummated on or before June 30, 2027.
Failure to consummate the Mergers may adversely affect Centerspace’s results of operations, financial condition and business prospects for many reasons, including, among others:
•Centerspace may experience negative reactions from the financial markets, including negative impacts on the market price of Centerspace Common Shares;
•Centerspace will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until consummation of the Mergers, which could adversely affect its financial condition, results of operations and ability to make distributions to its shareholders and to pay the principal of and interest on its outstanding indebtedness;
•the Mergers, whether or not they close, will divert the attention of the management of Centerspace instead of enabling management to more fully pursue other opportunities that could be beneficial to Centerspace, in each case, without realizing any of the benefits of having consummated the Mergers or the other transactions contemplated by the Merger Agreement;
•Centerspace may experience negative reactions from employees; and
•any reputational harm due to the adverse perception of any failure to successfully consummate the Mergers.
Upon a termination of the Merger Agreement, under certain circumstances specified therein, including entering into an agreement with respect to a superior proposal, Centerspace will be required to pay IRT a termination fee of $45.0 million.
In addition, IRT has the right, in its sole discretion and by written notice to Centerspace, to defer the closing of the Mergers (the “Closing”) until the earliest of (i) the tenth business day after, with respect to each designated mortgage loan of Centerspace’s subsidiaries that has not been repaid, refinanced or defeased in accordance with the Merger Agreement, the applicable lender has granted the required lender consent to the transactions contemplated by the Merger Agreement or has indicated that it is ready, willing and able to grant that consent subject only to the Closing and satisfaction of conditions thereto that by their nature are to be satisfied at the Closing and all other conditions to the effectiveness of that consent have been satisfied or waived, and (ii) the tenth business day before June 30, 2027.
The Exchange Ratio will not be adjusted in the event of any change in the price of IRT Common Stock or Centerspace Common Share or in the relative values of IRT and Centerspace.
At the effective time of the Company Merger, each issued and outstanding Centerspace Common Share (other than certain shares set forth in the Merger Agreement) will be automatically converted into the right to receive newly issued shares of IRT Common Stock equal to the Exchange Ratio, with cash paid in lieu of fractional shares. At the effective time of the Partnership Merger, each issued and outstanding common unit of the Company OP will be automatically converted into the right to receive a number of IROP Common Units equal to the Exchange Ratio, rounded up to the nearest whole unit (for each holder of Company OP common units, after aggregation of all fractional IROP Common Units otherwise to be received by such holder). The Exchange Ratio will not be adjusted for changes in the market price of IRT Common Stock or Centerspace Common Shares or in the relative values of IRT and Centerspace. It may be adjusted for stock splits, reverse stock splits, combinations, subdivisions or reclassifications of IRT Common Stock and Centerspace Common Shares and for certain dividends with a record date before the date the Closing occurs (the “Closing Date”) in order for a party to continue to qualify as a REIT under the Internal Revenue Code and/or to avoid the incurrence of income or excise tax, as provided in the Merger Agreement (“REIT Dividends”). The price of IRT Common Stock at the Closing may vary from its price on September 8, 2026, the date the Merger Agreement was first executed. Changes in the price of IRT Common Stock prior to consummation of the Mergers will affect the market value of the merger consideration, which may be more or less than the fair value of Centerspace’s net assets on the Closing Date. Changes in IRT Common Stock price may result from a variety of factors (many of which are beyond the control of IRT), including the following factors:
•market reaction to the announcement of the Mergers;
•changes in IRT’s business, operations, assets, liabilities or prospects;
•changes in market assessments of the business, operations, financial position and prospects of IRT and Centerspace;
•market assessments of the likelihood that the Mergers will be consummated;
•interest rates, general market and economic conditions and other factors generally affecting the price of IRT Common Stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which IRT and Centerspace operate; and
• other factors beyond the control of IRT or Centerspace.
Because the Exchange Ratio generally will not change in response to changes in market prices, the market value of consideration our shareholders receive may be lower than its value when the Merger Agreement was signed or when shareholders vote on the Company Merger.
Because the Mergers will be consummated after the date of the special meeting of the shareholders of Centerspace, at the time of the special meeting, Centerspace shareholders will not know the exact market value of the shares of IRT Common Stock that Centerspace shareholders will receive upon consummation of the Mergers.
•If the price of shares of IRT Common Stock declines between September 8, 2026, the date the Merger Agreement was first executed or the date of the Centerspace special meeting and the Closing Date, Centerspace shareholders will receive shares of IRT Common Stock that have a market value upon consummation of the Mergers that is less than the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was first executed or on the date of the Centerspace special meeting.
The Exchange Ratio will not be adjusted for regular distributions or for changes in the market price of IRT Common Stock or Centerspace Common Shares. It may be adjusted for stock splits, reverse stock splits, combinations, subdivisions or reclassifications of IRT Common Stock or Centerspace Common Shares and for REIT Dividends with a record date before the Closing Date, as provided in the Merger Agreement and as described herein.

Therefore, Centerspace shareholders and the Company OP unitholders cannot be sure of the market value of the consideration they will receive upon consummation of the Mergers.
The pendency of the Mergers could adversely affect the business and operations of Centerspace.
In connection with the pending Mergers, current and prospective employees of Centerspace may experience uncertainty about their future roles with IRT following the Mergers, which may materially adversely affect the ability of Centerspace to attract and retain key personnel during the pendency of the Mergers. If Centerspace is unable to retain personnel who are critical to the future operations of the companies, Centerspace could face disruptions in its operations, loss of existing residents, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key IRT and Centerspace personnel could diminish the anticipated benefits of the Mergers. No assurance can be given that the combined company will be able to retain or attract employees to the same extent that IRT and Centerspace have previously been able to retain or attract their own employees. Additionally, Centerspace’s officers and employees may hold Centerspace Common Shares and Centerspace equity awards, and, if the Mergers are completed, these officers and employees may be entitled to consideration in respect of such Centerspace Common Shares and Centerspace equity awards as a result of the Mergers. These payments, individually or in the aggregate, could make retention of Centerspace officers and employees more difficult. Similarly, some current or prospective operators or vendors of Centerspace may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Centerspace, regardless of whether the Mergers are consummated.
We are subject to restrictions on the conduct of our business under the Merger Agreement that may limit our ability to pursue business opportunities before the Mergers are completed.
Under the Merger Agreement, we have agreed to use commercially reasonable efforts to conduct our business in the ordinary course consistent with past practice. In addition, subject to specified exceptions, we and our subsidiaries are restricted from taking certain actions without IRT’s consent, including declaring or paying certain distributions (including any potential special distribution using the proceeds of our recently completed dispositions of 14 apartment communities), repurchasing or issuing securities, acquiring or disposing of businesses or properties, incurring or modifying indebtedness, making certain changes to compensation and employee benefit arrangements, settling certain legal proceedings, changing accounting methods, entering into or modifying certain material contracts, and authorizing or committing to certain capital expenditures. These restrictions may prevent or delay us from pursuing business opportunities or taking actions with respect to our strategic plans or business operations that we otherwise would consider appropriate. These limitations could adversely affect our business, financial condition or results of operations, particularly if completion of the Mergers is delayed.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Mergers and may discourage third parties from offering a favorable alternative transaction proposal.
Under the Merger Agreement, subject to certain exceptions, we and our subsidiaries are restricted from soliciting, initiating, knowingly encouraging or knowingly facilitating inquiries or proposals that constitute, or could reasonably be expected to lead to, a Company Takeover Proposal (as defined in the Merger Agreement). We are also restricted from participating in discussions or negotiations regarding such proposals, furnishing nonpublic information in connection with such proposals, or entering into agreements concerning alternative acquisition transactions. Before obtaining the required approval of our shareholders, our Board may, under specified circumstances, furnish information and participate in discussions or negotiations concerning a proposal that constitutes or could reasonably be expected to lead to a Superior Company Proposal (as defined in the Merger Agreement). Our ability to terminate the Merger Agreement to enter into an agreement concerning a Superior Company Proposal is subject to specified conditions, including advance notice to IRT and an opportunity for IRT to propose revisions to the Merger Agreement. Under certain circumstances following termination of the Merger Agreement, we would be required to pay IRT a termination fee of $45 million. These provisions may discourage third parties from proposing an alternative transaction, even if that transaction could be more favorable to our shareholders than the Mergers.
Management’s attention may be diverted from ongoing business operations and opportunities during the pendency of the Mergers.
The Mergers may divert management’s attention from ongoing business operations and opportunities. Completion of the Mergers will require a significant amount of time and focus from the management team of Centerspace, which may divert attention from day-to-day operations and the execution of other strategic initiatives. The diversion of management’s attention and any difficulties encountered in the transition and integration process could adversely affect the business, financial results and stock prices of the combined company.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the businesses of Centerspace and their ability to consummate the transactions contemplated by the Merger Agreement.
Transactions similar to the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either party’s board of directors or board of trustees, as applicable, breached their respective duties by entering into a merger agreement or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. Purported shareholders of Centerspace and purported shareholders of IRT have sent demand letters and filed complaints regarding the Mergers. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on IRT’s or Centerspace’s ability to consummate the Mergers or their respective business, results of operations or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Securities
On September 30, 2026, we issued an aggregate of 1,100 unregistered common shares, to limited partners of Centerspace, LP upon exercise of their Exchange Rights for an equal number of Units. All such issuances of our common shares were exempt from registration as private placements under Section 4(a)(2) of the Securities Act. We have registered the resale of such common shares under the Securities Act.
Issuer Purchases of Equity Securities

				Maximum Dollar
			Total Number of Shares	Amount of Shares That
	Total Number of	Average Price	Purchased as Part of	May Yet Be Purchased
	Shares and Units	Paid per	Publicly Announced	Under the Plans or
Period	Purchased(1)	Share and Unit(2)	Plans or Programs	Programs(3)
July 1 - 31, 2026	—	$—	—	$94,029,209
August 1 - 31, 2026	—	—	—	94,029,209
September 1 - 30, 2026	—	—	—	50,000,000
Total	—	$—	—
(1)Includes Units and Series D preferred units redeemed for cash pursuant to the exercise of exchange rights.
(2)Amount is based on market prices and includes commissions paid.
(3)Effective July 31, 2025, the board authorized a $100.0 million share repurchase program which expired on September 30, 2026. On August 11, 2026, the board authorized a new $50.0 million share repurchase program which is effective September 30, 2026 and expires September 30, 2027.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our trustees or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 6. Exhibits
The following exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of September 8, 2026, among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Islanders Sub, LLC, Islanders OP Sub, LLC, Centerspace and Centerspace, LP (incorporated by reference to Exhibit 2.1 of Centerspace’s Current Report on Form 8-K, filed with the SEC on September 9, 2026).†

2.2
Amendment to Agreement and Plan of Merger, dated as of September 22, 2026, among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Islanders Sub, LLC, Islanders OP Sub, LLC, Centerspace and Centerspace, LP (incorporated by reference to Exhibit 2.1 of Centerspace’s Current Report on Form 8-K, filed with the SEC on September 23, 2026 ).

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

10.1
Third Amendment to Amended and Restated Agreement of Limited Partnership of Centerspace, LP, dated September 8, 2026 (incorporated by reference to Exhibit 10.1 of Centerspace’s Current Report on Form 8-K filed with the SEC on September 9, 2026).

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
*    Filed herewith
**    Submitted electronically herewith. Attached as Exhibit 101 are the following materials from Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income; (iii) the Condensed Consolidated Statements of Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) notes to these Condensed Consolidated Financial Statements; and (vi) the Cover Page to Quarterly Report on our Form 10-Q.
†     Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Centerspace hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centerspace
(Registrant)

/s/ Anne Olson
Anne Olson
President and Chief Executive Officer

/s/ Bhairav Patel
Bhairav Patel
Executive Vice President and Chief Financial Officer

Date: November 2, 2026